Form 10-Q
period 2007-06-30
Enterprise GP Holdings L.P.
filed 2007-08-09
CIK 1324592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐       No ☑
At August 1, 2007, the registrant had the following units outstanding: (i) 88,884,116 registered units that trade on the New York Stock Exchange under the ticker symbol “EPE,” (ii) 34,307,524 unregistered units, including 20,134,220 units issued in July 2007 in a private placement offering, and (iii) 16,000,000 Class C units.

ENTERPRISE GP HOLDINGS L.P.

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(See Note 2 for Parent Company Financial Information)
(Dollars in thousands)

	June 30,	December 31,
	2007	2006 *

ASSETS
Current assets:
Cash and cash equivalents	$69,208	$23,290
Restricted cash	23,359	23,667
Accounts and notes receivable – trade (net of allowance for doubtful accounts of $22,978 at June 30, 2007 and $23,506 at December 31, 2006)	2,456,857	2,202,507
Accounts receivable - related parties	3,048	2,008
Inventories	428,242	497,356
Prepaid and other current assets	210,658	154,409

Total current assets	3,191,372	2,903,237
Property, plant and equipment at cost, net	13,228,737	12,112,973
Investments in and advances to unconsolidated affiliates	2,559,902	784,756
Intangible assets (net of accumulated amortization of $482,888 at June 30, 2007 and $420,800 at December 31, 2006)	1,870,795	1,938,953
Goodwill	807,251	806,971
Deferred tax asset	2,369	1,855
Other assets	174,402	151,146

Total assets	$21,834,828	$18,699,891

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (see Note 11)	$1,079,194	$—
Accounts payable – trade	340,589	300,967
Accounts payable – related parties	12,373	18,598
Accrued gas payables	2,459,563	1,377,420
Accrued expenses	53,489	870,769
Accrued interest	142,059	126,904
Other current liabilities	233,544	270,235

Total current liabilities	4,320,811	2,964,893
Long-term debt (See Note 11)	8,601,696	7,053,877
Deferred tax liabilities	17,307	14,375
Other long-term liabilities	144,886	107,678
Minority interest	7,286,111	7,118,819
Commitments and contingencies
Partners’ equity:
Limited partners:
Units (88,884,116 units outstanding at June 30, 2007 and December 31, 2006)	659,204	680,919
Class B units (14,173,304 units outstanding at June 30, 2007 and December 31, 2006)	360,746	357,083
Class C units (16,000,000 units outstanding at June 30, 2007 and December 31, 2006)	380,665	380,665
General partner	16	15
Accumulated other comprehensive income	63,386	21,567

Total partners’ equity	1,464,017	1,440,249

Total liabilities and partners’ equity	$21,834,828	$18,699,891

* Restated as described in Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(See Note 2 for Parent Company Financial Information)
(Dollars in thousands, except per unit amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006*	2007	2006*

Revenues:
Third parties	$6,179,514	$5,823,210	$11,464,053	$11,521,298
Related parties	114,756	101,954	170,492	186,631

Total	6,294,270	5,925,164	11,634,545	11,707,929

Costs and expenses:
Operating costs and expenses:
Third parties	5,857,216	5,559,383	10,794,288	10,940,575
Related parties	113,920	104,292	220,200	229,209

Total operating costs and expenses	5,971,136	5,663,675	11,014,488	11,169,784

General and administrative costs:
Third parties	4,129	9,137	5,069	16,468
Related parties	25,992	18,081	45,643	34,275

Total general and administrative costs	30,121	27,218	50,712	50,743

Total costs and expenses	6,001,257	5,690,893	11,065,200	11,220,527

Equity in income (loss) of unconsolidated affiliates	(6,966)	10,687	(1,443)	15,705

Operating income	286,047	244,958	567,902	503,107

Other income (expense):
Interest expense	(116,222)	(77,844)	(204,347)	(159,128)
Interest income	3,206	1,653	5,761	3,801
Other, net	673	2,210	60,535	2,943

Other expense	(112,343)	(73,981)	(138,051)	(152,384)

Income before provision for taxes and minority interest	173,704	170,977	429,851	350,723
Provision for income taxes	1,651	(6,785)	(7,152)	(9,677)
Minority interest	(153,852)	(133,253)	(347,742)	(279,540)

Income before the cumulative effect of change in accounting principle	21,503	30,939	74,957	61,506
Cumulative effect of change in accounting principle (see Note 3)	—	—	—	96

Net income	$21,503	$30,939	$74,957	$61,602

Net income allocation: (see Note 14)
Limited partners	$21,501	$30,936	$74,950	$61,596

General partner	$2	$3	$7	$6

Earning per unit: (see Note 14)
Basic and diluted income per unit before change in accounting principle	$0.21	$0.30	$0.73	$0.60

Basic and diluted income per unit	$0.21	$0.30	$0.73	$0.60

*Restated as described in Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006*	2007	2006*

Net income	$21,503	$30,939	$74,957	$61,602
Other comprehensive income:
Cash flow hedges:
Net commodity financial instrument gains (losses) during period	27,432	(6,313)	42,454	(6,062)
Less: Amortization of cash flow financing hedges	(1,198)	(1,052)	(2,287)	(2,093)

Total cash flow hedges	26,234	(7,365)	40,167	(8,155)
Foreign currency translation adjustment	148	—	549	—

Total other comprehensive income	26,382	(7,365)	40,716	(8,155)

Comprehensive income	$47,885	$23,574	$115,673	$53,447

* Restated as described in Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(See Note 2 for Parent Company Financial Information)
(Dollars in thousands)

	For the Six Months
	Ended June 30,
	2007	2006*

Operating activities:
Net income	$74,957	$61,602
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion in operating costs and expenses	303,711	270,278
Depreciation and amortization in general and administrative costs	4,928	3,820
Amortization in interest expense	777	1,825
Equity in income (loss) of unconsolidated affiliates	1,443	(15,705)
Distributions received from unconsolidated affiliates	51,370	36,645
Cumulative effect of change in accounting principle	—	(96)
Operating lease expense paid by EPCO, Inc.	1,053	1,056
Minority interest	347,742	279,540
Gain on sale of assets	(67,158)	(1,594)
Loan fee write off	566	—
Deferred income tax expense	3,433	9,676
Changes in fair market value of financial instruments	(302)	—
Net effect of changes in operating accounts (see Note 18)	11,738	67,785

Net cash flows provided by operating activities	734,258	714,832

Investing activities:
Capital expenditures	(1,404,604)	(755,636)
Contributions in aid of construction costs	48,570	34,940
Proceeds from sale of assets	165,159	2,005
Decrease (increase) in restricted cash	308	(6,703)
Cash used for business combinations	(3,285)	(108)
Investments in unconsolidated affiliates	(1,885,530)	(20,921)
Advances (to) from unconsolidated affiliates	(11,251)	10,878

Net cash used in investing activities	(3,090,633)	(735,545)

Financing activities:
Borrowings under debt agreements	5,575,295	1,764,050
Repayments of debt	(2,918,224)	(1,692,393)
Debt issuance costs	(18,328)	(1,399)
Distributions paid to partners	(63,558)	(51,113)
Contribution from partners	100	—
Repurchase of unit-based awards from former officer	(1,568)	—
Settlement of cash flow hedging financial instruments	43,858	—
Distributions paid to minority interests	(523,497)	(451,361)
Cash distribution paid to former owners of TEPPCO interests	(29,760)	(27,836)
Contributions from minority interests	338,365	463,423

Net cash provided by financing activities	2,402,683	3,371

Effect of exchange rate changes on cash	(390)	—
Net change in cash and cash equivalents	46,308	(17,342)
Cash and cash equivalents, January 1	23,290	42,768

Cash and cash equivalents, June 30	$69,208	$25,426

*Restated as described in Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED PARTNERS’ EQUITY
(See Note 12 for Unit History and Detail of Changes in Limited Partners’ Equity)
(Dollars in thousands)

	Limited	General
	Partners	Partner	AOCI	Total

Balance, December 31, 2006 *	$1,418,667	$15	$21,567	$1,440,249
Net income	74,950	7	—	74,957
Operating leases paid by EPCO, Inc.	54	—	—	54
Cash distributions to partners	(63,552)	(6)	—	(63,558)
Cash distributions to former owners of TEPPCO interests	(29,760)	—	—	(29,760)
Contribution from partners	100	—	—	100
Change in funded status of pension and postretirement plans, net of tax	—	—	1,103	1,103
Amortization of equity awards	156	—	—	156
Foreign currency translation adjustment	—	—	549	549
Cash flow hedges	—	—	40,167	40,167

Balance, June 30, 2007	$1,400,615	$16	$63,386	$1,464,017

* Restated as described in Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Partnership Organization and Basis of Financial Statement Presentation
     Partnership Organization
          Enterprise GP Holdings L.P. is a publicly traded Delaware limited partnership, the units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPE.” The current business of Enterprise GP Holdings L.P. is to own general and limited partner interests of publicly traded partnerships engaged in the midstream energy industry and related businesses. Unless the context requires otherwise, references to “we,” “us,” “our,” or “the Company” are intended to mean the business and operations of Enterprise GP Holdings L.P. and its consolidated subsidiaries.
          References to “the parent company” mean Enterprise GP Holdings L.P., individually as the parent company, and not on a consolidated basis. The parent company was formed in April 2005 and completed its initial public offering of 14,216,784 units in August 2005. The parent company is owned 99.99% by its limited partners and 0.01% by its general partner, EPE Holdings, LLC (“EPE Holdings”). EPE Holdings is a wholly owned subsidiary of Dan Duncan, LLC, the membership interests of which are owned by Dan L. Duncan.
          References to “Enterprise Products Partners” mean the business and operations of Enterprise Products Partners L.P. and its consolidated subsidiaries. References to “EPGP” mean Enterprise Products GP, LLC, which is the general partner of Enterprise Products Partners. Enterprise Products Partners has no business activities outside those conducted by its operating subsidiary, Enterprise Products Operating LLC (“EPO”), as successor in interest by merger to Enterprise Products Operating L.P.
          References to “Duncan Energy Partners” mean Duncan Energy Partners L.P., which is a consolidated subsidiary of EPO. References to “DEPGP” mean DEP Holdings, LLC, which is the general partner of Duncan Energy Partners and a wholly owned subsidiary of EPO.
          References to “TEPPCO” mean the business and operations of TEPPCO Partners, L.P. and its consolidated subsidiaries. References to “TEPPCO GP” mean Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO.
          References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”). The general partner of Energy Transfer Equity is LE GP, LLC (“ETEGP”).
          References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”) and EPE Unit III, L.P. (“EPE Unit III”), collectively, which are private company affiliates of EPCO, Inc.
          References to “EPCO” mean EPCO, Inc., which is a related party affiliate to all of the foregoing named entities. Mr. Duncan is the Chairman and controlling shareholder of EPCO.
          The parent company, Enterprise Products Partners, EPGP, TEPPCO, TEPPCO GP, the Employee Partnerships and EPCO are affiliates under common control of Mr. Duncan. Enterprise Products Partners and TEPPCO and their respective general partners have been under Mr. Duncan’s indirect control for all periods presented in this quarterly report on Form 10-Q. We do not control Energy Transfer Equity or ETEGP.

     Basis of Financial Statement Presentation
          Effective with the second quarter 2007, our consolidated and parent-only financial statements and related Notes have been restated to reflect the acquisition of partnership interests in TEPPCO GP and TEPPCO in May 2007 and the resulting reorganization of our business segments.
          Generally accepted accounting principles in the United States (“GAAP”) require, in most circumstances, a general partner to consolidate the financial statements of its respective limited partnership due to the general partner’s ability to control the actions of the limited partnership. As a result, our general purpose financial statements reflect the consolidated results of EPGP with those of Enterprise Products Partners and TEPPCO GP with those of TEPPCO. We control both EPGP and TEPPCO GP through our ownership of 100% of the member interests of each.
          The acquisition of ownership interests in EPGP, Enterprise Products Partners, TEPPCO and TEPPCO GP were accounted for at historical costs as a reorganization of entities under common control in a manner similar to a pooling of interests. We acquired our ownership interests in EPGP and Enterprise Products Partners in August 2005 from private company affiliates of EPCO. Likewise, we acquired our ownership interests in TEPPCO and TEPPCO GP in May 2007 from private company affiliates of EPCO. The inclusion of TEPPCO and TEPPCO GP in our financial statements was effective January 1, 2005 since affiliates of EPCO under common control with the parent company originally acquired ownership interests in TEPPCO and TEPPCO GP in February 2005.
          All earnings derived from incentive distribution rights (“IDRs”) and TEPPCO common units in excess of those allocated to the parent company are presented as a component of minority interest in our consolidated financial statements. In addition, the former owners of the TEPPCO and TEPPCO GP interests and rights were allocated all cash receipts from these investments during the periods they owned such interests prior to May 7, 2007. This method of presentation is intended to show how the combination of investments would have affected our business.
          Our restated Unaudited Condensed Consolidated Financial Statements and Notes continue to reflect the parent company’s share of earnings, cash flows and net assets in Enterprise Products Partners and EPGP as before. With respect to TEPPCO and TEPPCO GP, our restated Unaudited Condensed Consolidated Financial Statements and Notes also reflect the parent company’s deemed investments in TEPPCO and TEPPCO GP as follows:
▪	Ownership of 100% of the membership interests in TEPPCO GP (i.e., the 2% general partner interest in TEPPCO) and deemed amounts of IDRs for all periods presented. See Note 2 for information regarding TEPPCO’s IDRs. The economic benefit of the IDRs to the parent company for periods prior to December 2006 is equal to: (i) the benefit that would have been received by the parent company at the current 25% threshold using historical distribution rates plus (ii) an incremental amount of benefit that would have been received in connection with the IDRs associated with 4,400,000 of the 14,091,275 common units issued by TEPPCO in December 2006 as a result of the conversion of IDRs above the 25% threshold. Affiliates of EPCO (e.g. Duncan Family Interests, Inc. (“DFI”) and DFI GP Holdings, L.P. (“DFIGP”)) have been deemed to retain the economic benefit of IDRs associated with the remaining 9,691,275 common units issued by TEPPCO in December 2006. After December 2006, net income reflects current IDRs (i.e., capped at the 25% threshold).

▪	Ownership of 4,400,000 common units of TEPPCO since the date of issuance to affiliates of EPCO in December 2006.

          The parent company’s share of earnings from investments in TEPPCO and TEPPCO GP (including IDRs in TEPPCO’s cash distributions) can be graphically depicted as follows:
Earnings Recognition from Investments in TEPPCO
January 1, 2005 to June 30, 2007
          The supplemental financial information we provide for the parent company under Note 2 was prepared using the assumptions outlined above for our general purpose consolidated financial statements.
          We revised our business segment disclosures to reflect the fundamental change in the parent company’s investment portfolio resulting from its acquisition of interests in TEPPCO, TEPPCO GP, Energy Transfer Equity and ETEGP on May 7, 2007. Our reorganized business segments reflect the manner in which these investments are managed and reviewed by our chief operating decision maker. The new reportable segments are (i) Investment in Enterprise Products Partners, (ii) Investment in TEPPCO and (iii) Investment in Energy Transfer Equity.
          Our Investment in Enterprise Products Partners segment reflects the consolidated operations of Enterprise Products Partners and its general partner, EPGP. Our Investment in TEPPCO segment reflects the consolidated operations of TEPPCO and its general partner, TEPPCO GP. As discussed previously, the Investment in TEPPCO segment represents the historical operations of TEPPCO and TEPPCO GP that were under common control with us prior to our acquisition of such interests in May 2007. The Investment in Energy Transfer Equity segment reflects our equity method investment in Energy Transfer Equity and ETEGP from the date of acquisition.
          In our opinion, the accompanying interim Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
          The accompanying interim Unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-

K”). In addition, our interim financial statements should be read in conjunction with our Current Report on Form 8-K/A dated July 18, 2007, which contains information regarding our acquisition of ownership interests in TEPPCO and TEPPCO GP on May 7, 2007 not reflected in the 2006 Form 10-K. We intend to file a Form 8-K (the “Recast Form 8-K”) subsequent to this quarterly report on Form 10-K to restate portions of our 2006 Form 10-K and quarterly report on Form 10-Q for the three months ended March 31, 2007. The Recast Form 8-K will reflect our new business segments and the acquisition of interests in TEPPCO and TEPPCO GP. No attempt has been made in this Form 10-Q to modify or update other disclosures presented in other filings.
          Our results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results expected for the full year.
          Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
Note 2. Parent Company Financial Information
          The parent company is a holding company investing in general and limited partner interests of publicly traded partnerships engaged in the midstream energy industry and related businesses. The parent company has no business activities apart from such investing. In order to fully understand the financial condition and results of operations of the parent company, we are providing the standalone financial information of Enterprise GP Holdings apart from that of our consolidated partnership financial information.
          The principal sources of cash flow for the parent company are its investments in the limited partner or membership interests of its investees. The parent company’s primary cash requirements are for general and administrative costs, debt service requirements and distributions to its partners. The parent company’s assets and liabilities are not available to satisfy the debts and other obligations of its investees. Conversely, the assets and liabilities of the parent company’s investees are not available to satisfy the debts and obligations of the parent company. At June 30, 2007, the parent company had investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners.
     Investment in Enterprise Products Partners
          The parent company acquired an investment in Enterprise Products Partners and EPGP in August 2005 from private company affiliates of EPCO under the common control of Mr. Duncan. The parent company owns 13,454,498 common units of Enterprise Products Partners and 100% of the membership interests of EPGP, which is entitled to 2% of the cash distributions paid by Enterprise Products Partners and holds the associated IDRs of Enterprise Products Partners. EPGP is the sole general partner of, and thereby controls, Enterprise Products Partners. EPGP’s percentage interest in Enterprise Products Partners’ quarterly cash distributions is increased after certain specified target levels of distribution rates are met by Enterprise Products Partners. EPGP’s quarterly incentive distribution thresholds are as follows:
▪	2% of quarterly cash distributions up to $0.253 per unit paid by Enterprise Products Partners;

▪	15% of quarterly cash distributions from $0.253 per unit up to $0.3085 per unit paid by Enterprise Products Partners; and

▪	25% of quarterly cash distributions that exceed $0.3085 per unit paid by Enterprise Products Partners.
          EPGP received total cash distributions of $30.5 million from Enterprise Products Partners during the three months ended June 30, 2007 including $26.3 million attributable to IDRs. For the six months ended June 30, 2007, EPGP received total cash distributions of $59.9 million including $51.6 million from IDRs.

          For additional information regarding the Investment in Enterprise Products Partners segment, see Note 4.
     Investment in TEPPCO
          The parent company acquired 4,400,000 common units of TEPPCO and 100% of the membership interests of TEPPCO GP (including related IDRs) on May 7, 2007 from private company affiliates of EPCO under the common control of Mr. Duncan. The parent company financed these acquisitions through its issuance of 14,173,304 Class B units and 16,000,000 Class C units to these private company affiliates of EPCO. See Note 12 for information regarding the Class B and Class C units.
          Since the parent company, DFI and DFIGP are under the common control of Mr. Duncan, the parent company’s acquisition of ownership interests in TEPPCO and TEPPCO GP was accounted for at historical costs as a reorganization of entities under common control in a manner similar to a pooling of interests. The values recorded by the parent company in connection with these contributions reflect DFI’s and DFIGP’s historical carrying basis in the investees. The following table presents the values recorded by the parent company at the date of purchase:

Investment in TEPPCO (4,400,000 common units)	$148,098
Investment in TEPPCO GP (100% membership interest)	591,636

Investment in TEPPCO	$739,734

          TEPPCO GP is entitled to 2% of the cash distributions paid by TEPPCO and holds the associated IDRs of TEPPCO. TEPPCO GP is the sole general partner of, and thereby controls, TEPPCO. TEPPCO GP’s percentage interest in TEPPCO’s quarterly cash distributions is increased after certain specified target levels of distribution rates are met by TEPPCO. Currently, TEPPCO GP’s quarterly incentive distribution thresholds are as follows:
▪	2% of quarterly cash distributions up to $0.275 per unit paid by TEPPCO;

▪	15% of quarterly cash distributions from $0.276 per unit up to $0.325 per unit paid by TEPPCO; and

▪	25% of quarterly cash distributions that exceed $0.325 per unit paid by TEPPCO.
          Prior to December 2006, TEPPCO GP was entitled to 50% of any quarterly cash distributions paid by TEPPCO that exceeded $0.45 per unit. This distribution tier was eliminated by TEPPCO as part of an amendment to its partnership agreement in December 2006 in exchange for the issuance of 14,091,275 units to TEPPCO GP, which were subsequently distributed to affiliates of EPCO.
          TEPPCO GP received total cash distributions of $12.1 million from TEPPCO during the three months ended June 30, 2007, including $11.6 million attributable to IDRs. For the six months ended June 30, 2007, TEPPCO GP received total cash distributions of $23.8 million, including $22.8 million from IDRs.
          For additional information regarding the Investment in TEPPCO segment, see Note 4.
     Investment in Energy Transfer Equity
          The parent company acquired its non-controlling limited partner interests and membership interest in Energy Transfer Equity and ETEGP, respectively, on May 7, 2007 from third parties. On May 7, 2007, the parent company entered into a securities purchase agreement pursuant to which the parent company acquired 38,976,090 common units of Energy Transfer Equity and approximately 34.9% of the membership interests in ETEGP for $1.65 billion in cash. ETEGP currently owns an approximate 0.3%

general partner interest in Energy Transfer Equity and has no IDRs in the quarterly cash distributions of Energy Transfer Equity.
     The following table presents the values recorded by the parent company in connection with these investments, which are accounted for using the equity method. See Note 9 for additional information regarding these equity method investments by the Company.

Investment in Energy Transfer Equity (38,976,090 common units)	$1,636,996
Investment in ETEGP (approx. 34.9% membership interest)	12,338

Total Investment in Energy Transfer Equity & ETEGP	$1,649,334

     Energy Transfer Equity is a publicly traded Delaware limited partnership formed in 2002 that completed its initial public offering in February 2006. Energy Transfer Equity’s only cash generating assets are its direct and indirect investments in limited partner interests of ETP and membership interests in ETP’s general partner. Energy Transfer Equity owns common units and all of the equity interests in an entity which owns the 2% general partner interest of ETP (including 100% of the incentive distribution rights held by the general partner of ETP). Currently, ETP’s quarterly incentive distribution thresholds are as follows:
▪	2% of quarterly cash distributions up to $0.275 per unit paid by ETP;

▪	15% of quarterly cash distributions from $0.275 per unit up to $0.3175 per unit paid by ETP;

▪	25% of quarterly cash distributions from $0.3175 per unit up $0.4125 per unit paid by ETP; and

▪	50% of quarterly cash distributions that exceed $0.4125 per unit paid by ETP.
          As disclosed in the Form 10-Q of Energy Transfer Equity for the nine months ended May 31, 2007, the unaudited total amount of distributions Energy Transfer Equity received from ETP was $260.0 million, which consisted of $124.6 million from limited partner interests; $9.2 million from general partner interests and $126.2 million from incentive distribution rights. Energy Transfer Partners paid $193.7 million in distributions to its partners during the nine months ended May 31, 2007.
          Since we do not control Energy Transfer Equity or ETEGP, our equity earnings are based on estimates derived from the public SEC filings of Energy Transfer Equity. The fiscal year of Energy Transfer Equity ends August 31; therefore, their quarterly financial reporting timeframes do not coincide with ours. As a result, we estimate our share of equity earnings based on their published data. Our estimates may differ from those that Energy Transfer Equity might publish if their fiscal periods matched ours.
          For additional information regarding our equity-method investments in Energy Transfer Equity and ETEGP, see Notes 4 and 9.

     Parent Company Statements of Cash Flows
          The following table presents the parent company’s unaudited statements of cash flows for the periods indicated:

	For the Six Months
	Ended June 30,
	2007	2006

Operating activities:
Net income	$74,957	$61,602
Adjustments to reconcile net income to net cash flows provided by operating activities:
Amortization of debt issue costs	988	170
Amortization of equity awards	29	16
Cumulative effect of change in accounting principle	—	(18)
Equity in income of unconsolidated affiliates	(101,151)	(67,064)
Cash distributions received from unconsolidated affiliates	102,334	87,014
Net effect of changes in operating accounts	8,841	(5,008)

Net cash flows provided by operating activities	85,998	76,712

Investing activities:
Investments in unconsolidated affiliates	(1,650,010)	(8,890)

Cash used in investing activities	(1,650,010)	(8,890)

Financing activities:
Net borrowings under parent company credit facility	1,662,194	12,000
Debt issuance costs	(5,250)	(1,018)
Contribution from partners	100	—
Cash distribution paid by former owners of TEPPCO interests	(29,760)	(27,836)
Distributions paid to partners	(63,559)	(51,113)

Cash provided by (used in) financing activities	1,563,725	(67,967)

Net change in cash and cash equivalents	(287)	(145)

Cash and cash equivalents, January 1	783	509

Cash and cash equivalents, June 30	$496	$364

          The parent company made initial borrowings of $1.8 billion on May 7, 2007 under its amended and restated credit facility to fund the $1.65 billion purchase price for interests in Energy Transfer Equity and to repay $155 million in borrowings outstanding under its original credit facility. See Note 11 for additional information regarding the parent company’s amended and restated credit facility.
          The following table presents supplemental cash flow information for the periods indicated:

	For the Six Months
	Ended June 30,
	2007	2006

Cash distributions from investees:
Investment in Enterprise Products Partners (“EPD”):
From 13,454,498 common units of EPD	$12,681	$11,874
From 2% general partner interest in EPD	6,362	7,193
From general partner incentive distribution rights in distributions of EPD	53,531	40,111
Investment in TEPPCO:
From 4,400,000 common units of TEPPCO	5,984	5,220
From 2% general partner interest in TEPPCO	2,492	1,928
From general partner incentive distribution rights in distributions of TEPPCO	21,284	20,688

Total cash distributions from unconsolidated affiliates	$102,334	$87,014

Distributions by the parent company:
EPCO and affiliates	$55,129	$44,334
Public	8,424	6,774
General partner interest	6	5

Total distributions by the parent company	$63,559	$51,113

     Parent Company Balance Sheet
          The following table presents the parent company’s unaudited balance sheet data at the dates indicated:

	June 30,	December 31,
	2007	2006

ASSETS
Current assets	$5,553	$2,928
Investments:
Investment in Enterprise Products Partners	832,487	840,933
Investment in TEPPCO	746,138	730,823
Investment in Energy Transfer Equity	1,652,275	—

Total investments	3,230,900	1,571,756
Other assets	68	340

Total assets	$3,236,521	$1,575,024

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable – trade	$92	$—
Accounts payable – affiliates	152	—
Accrued interest payable	10,058	573
Current maturities of long term debt	1,079,194	—
Other current liabilities	82	450

Total current liabilities	1,089,578	1,023
Long term debt (see Note 11)	738,000	155,000
Partners’ equity	1,408,943	1,419,001

Total liabilities and partners’ equity	$3,236,521	$1,575,024

          To the extent that the parent company’s investments in Enterprise Products Partners, EPGP, TEPPCO and TEPPCO GP are equal to the underlying capital accounts of the parent company in each investee, the investment amounts are eliminated in the process of preparing our general purpose consolidated financial statements.
          At December 31, 2006, the parent company’s aggregate investment in TEPPCO and TEPPCO GP included $810.2 million of excess cost amounts consisting of $606.9 million attributed to IDRs (an indefinite-life intangible asset), $198.1 million of goodwill and $5.1 million attributed to fixed assets. The amount attributed to IDRs represents the historical carrying value and characterization of such asset by DFIGP, an affiliate of EPCO under common control with the parent company. This intangible asset is not subject to amortization, but is subject to periodic testing for recoverability.
          The $198.1 million of goodwill and $5.1 million of additional property, plant and equipment value is associated with the 4,400,000 TEPPCO common units contributed by DFI and the entity owning the 2% general partner interest contributed by DFIGP. These amounts represent DFI’s and DFIGP’s historical carrying values and characterization of such assets. Goodwill is not subject to amortization, but is subject to annual testing for recoverability. The $5.1 million of additional property, plant and equipment value represents the pro rata excess of fair value of TEPPCO’s fixed assets over their historical carrying values in February 2005.
          Debt principal outstanding at June 30, 2007 includes $1.8 billion borrowed in connection with the acquisition of ownership interests in Energy Transfer Equity and its general partner (collectively, $1.65 billion in cash payments) and refinancing of the parent company revolving credit facility ($155.0 million). In July 2007, the parent company used $738.0 million of net proceeds from its private placement of 20,134,220 units to reduce debt outstanding. See Note 18 for information regarding this subsequent event.

     Parent Company Income Statements
          The following table presents the parent company’s unaudited income statements for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Equity in income of unconsolidated affiliates:
Investment in Enterprise Products Partners, including EPGP	$31,934	$25,342	$61,596	$50,450
Investment in TEPPCO, including TEPPCO GP	9,554	8,305	36,781	16,614
Investment in Energy Transfer Equity, including ETEGP	2,774	—	2,774	—

Total equity in income of unconsolidated affiliates	44,262	33,647	101,151	67,064
General and administrative costs	630	411	1,529	1,129

Operating income	43,632	33,236	99,622	65,935
Other income (expense):
Interest expense	(22,162)	(2,310)	(24,718)	(4,377)
Interest income	33	13	53	26

Income before cumulative effect of change in accounting principle	21,503	30,939	74,957	61,584
Cumulative effect of change in accounting principle	—	—		18

Net income	$21,503	$30,939	$74,957	$61,602

          Equity earnings represent our share of the net income of each investee. The amounts we record as equity earnings differs from the cash distributions we receive since net income includes non-cash depreciation and amortization expense and similar non-cash income and expense amounts. In addition, cash distributions may also be impacted by the maintenance of cash reserves by each investee and other provisions.
Note 3. General Accounting Policies and Related Matters
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

     Cumulative Effect of Change in Accounting Principle
          In January 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment.” Upon adoption of this accounting standard, Enterprise Products Partners recognized, as a benefit, the cumulative effect of a change in accounting principle of $1.5 million, of which $1.4 million was allocated to minority interest in the Company’s consolidated financial statements.
     Employee Benefit Plans
          TEPPCO maintained a non-contributory, trustee-administered pension plan through April 2006, at which time TEPPCO received a determination letter from the Internal Revenue Service providing its approval to terminate the plan. At June 30, 2007, $0.3 million of the plan assets had not been distributed to plan participants.
          Dixie Pipeline Company (“Dixie”), a consolidated subsidiary of EPO, employs the personnel that operate its pipeline system and certain of these employees are eligible to participate in a defined contribution plan and pension and postretirement benefit plans. Due to the immaterial nature of Dixie’s employee benefit plans to our consolidated financial position, results of operations and cash flows, our discussion is limited to the following:
          Defined Contribution Plan. Dixie contributed $0.1 million to its company-sponsored defined contribution plan for three month periods ended June 30, 2007 and 2006. During the six months ended June 30, 2007 and 2006, Dixie contributed $0.2 million to its company-sponsored defined contribution plan.
          Pension and Postretirement Benefit Plans. Dixie’s net pension benefit costs were $0.1 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, Dixie’s net pension benefit costs were $0.3 million, respectively. Dixie’s net postretirement benefit costs were $0.1 million for the three month periods ended June 30, 2007 and 2006. For the six months ended June 30, 2007 and 2006, Dixie’s net postretirement benefit costs were $0.2 million and $0.1 million, respectively. During the remainder of 2007, Dixie expects to contribute approximately $1.2 million to its postretirement benefit plan and approximately $0.2 million to its pension plan.
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
          At June 30, 2007 and December 31, 2006, our accrued liabilities for environmental remediation projects totaled $30.6 million and $26.0 million, respectively. These amounts were derived from a range of reasonable estimates based upon studies and site surveys. Unanticipated changes in circumstances and/or legal requirements could result in expenses being incurred in future periods in addition to an increase in actual cash required to remediate contamination for which we are responsible.
          In February 2007, Enterprise Products Partners reserved $6.5 million in cash received from a third party to fund anticipated future environmental remediation costs associated with certain acquired assets.

Previously, the third party had been obligated to indemnify Enterprise Products Partners for such costs. As a result of the settlement, this indemnification arrangement was terminated.
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
     Income Taxes
          We are organized as a pass-through entity for income tax purposes. As a result, our partners are responsible for federal and state, where applicable, income taxes on their share of our taxable income. Our provision for income taxes is applicable to state tax obligations under the Texas Margin Tax and certain federal and state tax obligations of Seminole Pipeline Company (“Seminole”) and Dixie.
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

          The following table presents the components of minority interest as presented on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	June 30,	December 31,
	2007	2006

Limited partners of Enterprise Products Partners:
Third-party owners of Enterprise Products Partners(1)	$5,112,829	$5,219,349
Related party owners of Enterprise Products Partners(2)	336,009	395,591
Limited partners of Duncan Energy Partners:
Third-party owners of Duncan Energy Partners(3)	293,510	—
Related party former owners of TEPPCO GP (4)	—	(13,098)
Limited partners of TEPPCO:
Third-party owners of TEPPCO (1)	1,408,502	1,384,557
Related party owners of TEPPCO (2)	(5,894)	3,290
Joint venture partners(5)	141,155	129,130

Total minority interest on consolidated balance sheet	$7,286,111	$7,118,819

(1)	Consists of non-affiliate public unitholders of Enterprise Products Partners and TEPPCO.

(2)	Consists of unitholders of Enterprise Products Partners and TEPPCO that are related party affiliates of the parent company. This group is primarily comprised of EPCO and certain of its private company consolidated subsidiaries.

(3)	Consists of non-affiliate public unitholders of Duncan Energy Partners. On February 5, 2007, Duncan Energy Partners completed its initial public offering of 14,950,000 common units. A wholly owned operating subsidiary of Enterprise Products Partners owns the general partner of Duncan Energy Partners; therefore, Enterprise Products Partners consolidates the financial statements of Duncan Energy Partners with those of its own. For financial accounting and reporting purposes, the public owners of Duncan Energy Partners are presented as minority interest in our consolidated financial statements effective February 1, 2007.

(4)	Represents ownership interests in the top 25% of TEPPCO GP incentive distribution rights held by DFI and DFIGP (see Note 1, “Basis of Presentation”) .

(5)	Represents third-party ownership interests in joint ventures that we consolidate, including Seminole, Dixie, Tri-States Pipeline LLC (“Tri-States”), Independence Hub LLC (“Independence Hub”), Wilprise Pipeline Company LLC (“Wilprise”) and Belle Rose NGL Pipeline LLC (“Belle Rose”).
          The following table presents the components of minority interest expense as presented on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Limited partners of Enterprise Products Partners	$110,004	$99,802	$192,408	$206,972
Limited partners of Duncan Energy Partners	3,283	—	6,114	—
Related party former owners of TEPPCO GP	—	3,631	—	8,788
Limited partners of TEPPCO	38,108	29,282	143,933	61,044
Joint venture partners	2,457	538	5,287	2,736

Total	$153,852	$133,253	$347,742	$279,540

          Minority interest expense amounts attributable to the limited partners of Enterprise Products Partners, Duncan Energy Partners and TEPPCO primarily represent allocations of earnings by these entities to their unitholders, excluding those earnings allocated to the parent company in connection with its ownership of common units of Enterprise Products Partners and TEPPCO.

          The following table presents distributions paid to and contributions from minority interests as presented on our Unaudited Condensed Statements of Consolidated Cash Flows for the periods indicated:

	For the Six Months
	Ended June 30,
	2007	2006

Distributions paid to minority interests:
Limited partners of Enterprise Products Partners	$397,930	$341,282
Limited partners of Duncan Energy Partners	3,648	—
Related party former owners of TEPPCO GP	—	11,497
Limited partners of TEPPCO	116,151	94,451
Joint venture partners	5,768	4,131

Total distributions paid to minority interests	$523,497	$451,361

Contributions from minority interests:
Limited partners of Enterprise Products Partners	$34,816	$444,406
Limited partners of Duncan Energy Partners	291,044	—
Joint venture partners	12,505	19,017

Total contributions from minority interests	$338,365	$463,423

          Distributions paid to the limited partners of Enterprise Products Partners, Duncan Energy Partners and TEPPCO primarily represent the quarterly cash distributions paid by these entities to their unitholders, excluding those paid to the parent company in connection with its ownership of common units of Enterprise Products Partners and TEPPCO.
          Contributions from the limited partners of Enterprise Products Partners, Duncan Energy Partners and TEPPCO primarily represent proceeds each entity received from common unit offerings, excluding those received from the parent company. Contributions from the limited partners of Duncan Energy Partners represent the net proceeds received by Duncan Energy Partners in connection with its initial public offering in February 2007.
     Recent Accounting Developments
          SFAS 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value in compliance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and we will be required to adopt SFAS 157 on January 1, 2008. We do not believe SFAS 157 will have a material impact on our financial position, results of operations, and cash flows since we already apply its basic concepts in measuring fair values used to record various transactions such as those involving business acquisitions.
          SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in net income. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe SFAS 159 will have a material impact on our financial position, results of operations, and cash flows.
Note 4. Business Segments
          Effective with the period ending June 30, 2007, the Company has three principal operating segments: (i) Investment in Enterprise Products Partners, (ii) Investment in TEPPCO and (iii) Investment in Energy Transfer Equity. Our investing activities are organized into business segments that reflect how our chief operating decision maker (i.e. our chief executive officer) routinely monitors the financial performance of these investments. We evaluate segment performance based on operating income. Each investee has separate operating management and Boards of Directors with independent directors.
          Our Investment in Enterprise Products Partners business segment reflects the consolidated operations of Enterprise Products and its general partner, EPGP. Our Investment in TEPPCO reflects the consolidated operations of TEPPCO and its general partner, TEPPCO GP. As discussed previously, the Investment in TEPPCO segment represents the historical operations of TEPPCO and TEPPCO GP that were under common control with us prior to our acquisition of these interests in May 2007. TEPPCO and Enterprise Products Partners are joint venture partners in the Jonah Gathering System (“Jonah”), which is a natural gas pipeline located in southwest Wyoming. Within their respective financial statements, Enterprise Products Partners and TEPPCO account for their joint venture in Jonah using the equity method of accounting. As a result of common control at the parent company-level, we classify the assets and results of operations from Jonah within our Investment in TEPPCO segment. We control Enterprise Products Partners and TEPPCO through our ownership of their respective general partners. Our Investment in Energy Transfer Equity business segment reflects our non-controlling equity method investment in Energy Transfer Partner and its general partner, ETEGP.
          Segment revenues and expenses include intersegment transactions, which are generally based on transactions made at market-related rates. Our consolidated totals reflect the elimination of all material intersegment transactions. We classify equity earnings from unconsolidated affiliates as a component of operating income. Our equity investments in Energy Transfer Equity and ETEGP are a vital component of our business strategy to increase cash distributions to unitholders through accretive acquisitions. Such investments are also a component of the business strategy of Enterprise Products Partners and TEPPCO. They are a means by which Enterprise Products Partners and TEPPCO align their commercial interests with those of customers and/or suppliers who are joint owners in such entities. This method of operation enables Enterprise Products Partners and TEPPCO to achieve favorable economies of scale relative to the level of investment and business risk assumed versus what they could accomplish on a stand-alone basis. Given the interrelated nature of such investees to the operations of Enterprise Products Partners and TEPPCO, we believe the presentation of equity earnings from such unconsolidated affiliates as a component of operating income is meaningful and appropriate.
          Segment financial information presented for our Investment in Enterprise Products Partners and TEPPCO was derived from the underlying consolidated financial statements of EPGP and TEPPCO GP, respectively. Segment financial information presented for our Investment in Energy Transfer Equity represents amounts we record in connection with these equity method investments based primarily on publicly available information of Energy Transfer Equity.

          The following table presents the Company’s business segment information related to its Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Consolidated Balance Sheets.

	Reportable Segment
	Investment		Investment
	in		in
	Enterprise	Investment	Energy
	Products	in	Transfer		Consolidated
	Partners	TEPPCO	Equity	Other	Totals
Revenues from external customers:
Three months ended June 30, 2007	$4,076,573	$2,102,941	$—	$—	$6,179,514
Three months ended June 30, 2006	3,404,419	2,418,791	—	—	5,823,210
Six months ended June 30, 2007	7,335,185	4,128,868	—	—	11,464,053
Six months ended June 30, 2006	6,564,418	4,956,880	—	—	11,521,298

Revenues from related parties:
Three months ended June 30, 2007	136,233	(6,942)	—	(14,535)	114,756
Three months ended June 30, 2006	113,434	5,498	—	(16,978)	101,954
Six months ended June 30, 2007	200,475	2,283	—	(32,266)	170,492
Six months ended June 30, 2006	203,509	9,248	—	(26,126)	186,631

Total revenues:
Three months ended June 30, 2007	4,212,806	2,095,999	—	(14,535)	6,294,270
Three months ended June 30, 2006	3,517,853	2,424,289	—	(16,978)	5,925,164
Six months ended June 30, 2007	7,535,660	4,131,151	—	(32,266)	11,634,545
Six months ended June 30, 2006	6,767,927	4,966,128	—	(26,126)	11,707,929

Equity income (loss):
Three months ended June 30, 2007	(7,311)	(2,429)	2,774	—	(6,966)
Three months ended June 30, 2006	8,012	2,675	—	—	10,687
Six months ended June 30, 2007	(2,087)	(2,130)	2,774	—	(1,443)
Six months ended June 30, 2006	12,041	3,664	—	—	15,705

Operating income:
Three months ended June 30, 2007	213,349	71,971	2,774	(2,047)	286,047
Three months ended June 30, 2006	183,329	60,474	—	1,155	244,958
Six months ended June 30, 2007	400,232	175,817	2,774	(10,921)	567,902
Six months ended June 30, 2006	378,289	125,942	—	(1,124)	503,107

Segment assets:
At June 30, 2007	15,169,131	5,121,077	1,652,275	(107,655)	21,834,828
At December 31, 2006	13,867,278	4,870,662	—	(38,049)	18,699,891

Investments in and advances to unconsolidated affiliates (see Note 9):
At June 30, 2007	635,442	273,303	1,656,740	(5,583)	2,559,902
At December 31, 2006	444,189	343,901	—	(3,334)	784,756

Intangible Assets (see Note 10):
At June 30, 2007	950,260	938,187	—	(17,652)	1,870,795
At December 31, 2006	1,003,955	952,650	—	(17,652)	1,938,953

Goodwill (see Note 10):
At June 30, 2007	590,647	216,430	—	174	807,251
At December 31, 2006	590,541	216,430	—	—	806,971

          The following information provides an overview of the underlying businesses of Enterprise Products Partners, TEPPCO and Energy Transfer Equity.
     Enterprise Products Partners
          Enterprise Products Partners is a publicly traded (NYSE: EPD) North American midstream energy company providing a wide range of services to producers and consumers of natural gas, natural gas liquids (“NGLs”), crude oil, and certain petrochemicals. In addition, Enterprise Products Partners is an industry leader in the development of pipeline and other midstream energy infrastructure in the continental United States and Gulf of Mexico. Its midstream energy asset network links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the United States, Canada and the Gulf of Mexico with domestic consumers and international markets.
          Enterprise Products Partners transports natural gas, NGLs, crude oil and petrochemical products through more than 35,000 miles of onshore and offshore pipelines. Services include natural gas gathering, processing, transportation and storage; NGL fractionation (or separation), transportation, storage and import and export terminaling; crude oil transportation; offshore production platform services; and petrochemical pipeline and services.
          The business purpose of EPGP is to manage the affairs and operations of Enterprise Products Partners. EPGP has no separate business activities outside of those conducted by Enterprise Products Partners and its consolidated subsidiaries, including Duncan Energy Partners. The commercial management of EPGP does not overlap with that of TEPPCO or Energy Transfer Equity.
          Enterprise Products Partners operates in four primary business lines: (i) NGL Pipelines & Services; (ii) Onshore Natural Gas Pipelines & Services; (iii) Offshore Pipelines & Services; and (iv) Petrochemical Services.
          The NGL Pipelines & Services business line consists of (i) 23 natural gas processing plants located in Texas, Louisiana, Mississippi, New Mexico and Wyoming; (ii) 13,295 miles of NGL pipelines; (iii) 162.1 million barrels of underground NGL and related product storage working capacity; (iv) two import/export facilities; and (v) six NGL fractionation facilities located in Texas and Louisiana. Enterprise Products Partners’ most significant NGL pipeline is the 7,378-mile Mid-America Pipeline System. The Mid-America Pipeline System connects at the Hobbs hub with the 1,326-mile Seminole Pipeline, which is 90% owned by Enterprise Products Partners. Enterprise Products Partners also owns a 74.2% interest in the 1,370-mile Dixie Pipeline, which is a regulated propane pipeline extending from southeast Texas and Louisiana to markets in the southeastern United States. Enterprise Product Partners’ most significant NGL and related product storage facility is located in Mont Belvieu, Texas, which is a key hub of the domestic and international NGL industry. This facility consists of 33 underground caverns with an aggregate storage capacity of approximately 100 MMBbls, a brine system with approximately 20 MMBbls of above-ground storage pit capacity and two brine production wells. Enterprise Products Partners’ most significant NGL fractionation facility is located in Mont Belvieu, Texas and has a total plant fractionation capacity of 230 MBPD (178 MBPD net to Enterprise Products Partners’ interest).
          The Onshore Natural Gas Pipelines & Services business line includes (i) 18,889 miles of onshore natural gas pipeline systems that provide for the gathering and transmission of natural gas in Alabama, Colorado, Louisiana, Mississippi, New Mexico, Texas and Wyoming and (ii) underground natural gas storage caverns located in Mississippi, Louisiana and Texas. Enterprise Products Partners’ most significant onshore natural gas pipeline systems are its 8,140-mile Texas Intrastate System and 6,065-mile San Juan Gathering System. Enterprise Products Partners owns two underground natural gas storage caverns located in southern Mississippi that are capable of delivering in excess of 1.4 Bcf/d of natural gas (on a combined basis) into five interstate pipelines. Enterprise Products Partners also leases underground natural gas storage caverns in Texas and Louisiana. The total gross capacity of Enterprise Products Partners owned and leased natural gas storage facilities is 25.3 Bcf of gas.

          The Offshore Pipelines & Services business line consists of (i) 1,586 miles of offshore natural gas pipelines, (ii) 863 miles of offshore crude oil pipeline systems and (iii) six offshore hub platforms with crude oil or natural gas processing capabilities. Enterprise Products Partners’ most significant offshore natural gas pipeline systems are its 164-mile Viosca Knoll Gathering System and 134-mile Independence Trail pipeline. The Independence Trail pipeline went into service in July 2007 in conjunction with start-up of the Independence Hub platform. Enterprise Products Partners’ most significant offshore crude oil pipeline systems are its 373-mile Cameron Highway Oil Pipeline, 322-mile Poseidon Oil Pipeline System and 67-mile Constitution Oil Pipeline. Enterprise Products Partners most significant offshore platform is the Independence Hub located in Mississippi Canyon Block 920. This deepwater platform processes natural gas gathered from production fields in the Atwater Valley, DeSoto Canyon, Lloyd Ridge and Mississippi Canyon areas of the Gulf of Mexico. Mechanical completion of the platform was achieved in May 2007 and received first production in July 2007.
          The Petrochemical Services’ business line includes four propylene fractionation facilities, an isomerization complex, an octane additive production facility and 679 miles of petrochemical pipelines. Enterprise Products Partners’ propylene fractionation facilities include (i) three polymer-grade fractionation facilities located in Mont Belvieu, Texas having a combined plant capacity of 72 MBPD (58 MBPD net to Enterprise Products Partners’ interest) and (ii) a chemical-grade fractionation plant located in Louisiana with a total plant capacity of 23 MPBD (7 MBPD net to Enterprise Products Partners’ interest). These operations also include 609 miles of propylene pipeline systems, an export terminal facility located on the Houston Ship Channel and a petrochemical marketing group.
          Enterprise Products Partners’ isomerization business includes three butamer reactor units and eight associated deisobutanizer units located in Mont Belvieu, Texas, which comprise the largest commercial isomerization complex in the United States. This complex has a production capacity of 116 MBPD. This business also includes a 70-mile pipeline system used to transport high-purity isobutane from Mont Belvieu, Texas to Port Neches, Texas. Enterprise Products Partners also owns and operate an octane additive production facility located in Mont Belvieu, Texas designed to produce 12 MBPD of isooctane, which is an additive used in reformulated motor gasoline blends to increase octane, and isobutylene.
     TEPPCO
          TEPPCO is a publicly-traded (NYSE: TPP) North American midstream energy company that owns and operates refined products and liquefied petroleum gas (“LPG”) pipelines; owns and operates petrochemical and NGL pipelines; is engaged in transportation, storage, gathering and marketing of crude oil; owns and operates natural gas gathering systems; and has ownership interests in various joint venture projects including the Seaway and Centennial pipelines.
          The business purpose of TEPPCO GP is to manage the affairs and operations of TEPPCO. TEPPCO GP has no separate business activities outside of those conducted by TEPPCO. The commercial management of TEPPCO does not overlap with that of Enterprise Products Partners or Energy Transfer Equity.
          TEPPCO’s primary refined products and LPG assets include an approximately 4,700-mile pipeline system (together with receiving, storage and terminalling facilities) extending from southeast Texas through the central and midwestern United States to the northeastern United States. This pipeline network includes 35 storage facilities with an aggregate storage capacity of 21 million barrels of refined products and six million barrels of LPGs, including storage capacity leased to outside parties. The system’s 62 delivery locations (20 of which are owned by TEPPCO) include facilities that provide customers with access to truck racks, rail cars and marine vessels. TEPPCO’s assets include three approximately 70-mile pipelines that extend from Mont Belvieu, Texas to Port Arthur, Texas, which serve the petrochemicals industry.
          Additionally, TEPPCO has a 50% ownership interest in the approximately 800-mile Centennial pipeline, which receives and delivers products from connecting TEPPCO pipeline segments. TEPPCO also gathers, transports, markets and stores crude oil and distributes lubrication oils and specialty chemicals through approximately 4,300 miles of pipelines, approximately 13 million barrels of storage capacity and terminals in Cushing, Oklahoma, and Midland, Texas. TEPPCO provides services through a combination of gathering systems, common carrier pipelines, equity-owned pipelines, trucking operations and third party pipelines, across the mid-continent, West Texas, Gulf Cost and Rocky Mountain regions. TEPPCO has a 50% ownership interest in Seaway, which consists of an approximate 500-mile pipeline that originates in Freeport, Texas, and connects to the Cushing terminal, a major distribution hub for the central United States and a delivery point for the New York Mercantile Exchange.
          TEPPCO also provides midstream services, including natural gas gathering and transportation and fractionation of NGLs. TEPPCO and Enterprise Products Partners entered into a joint venture involving Jonah Gas Gathering Company in August 2006. Jonah is comprised of approximately 600 miles of natural gas gathering pipelines, serving approximately 1,130 producing wells in the Greater Green River Basin of southwest Wyoming. TEPPCO is also active in the San Juan Basin in northern New Mexico and southern Colorado through its Val Verde gathering system. Val Verde consists of more than 400 miles of pipelines and a large amine treating facility to remove carbon dioxide. TEPPCO also provides transportation and fractionation services for NGLs, through approximately 1,400 miles of NGL pipelines in Texas and New Mexico and two fractionation facilities in northeast Colorado.
          TEPPCO and Enterprise Products Partners account for their respective ownership interests in the Jonah joint venture using the equity method of accounting. When we combine the financial statements of TEPPCO and Enterprise Products Partners in preparing our consolidated financial statements, we eliminate the Jonah equity income amounts recognized by TEPPCO and Enterprise Products Partners and consolidate the full financial statements of Jonah as a component of our Investment in TEPPCO segment. Jonah was a consolidated subsidiary of TEPPCO prior to August 2006.
          The following table presents selected income statement data (unaudited) for Jonah as reflected in our Investment in TEPPCO totals for the periods:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Revenues from external customers	$44,387	$39,004	$96,830	$60,009
Revenues from related parties	2,177	1,250	6,457	6,692
Total revenues	46,564	40,254	103,287	66,701
Operating income	23,704	16,859	43,922	34,585
          The following table presents selected balance sheet data (unaudited) for Jonah as reflected in our Investment in TEPPCO totals at the dates indicated:

	June 30,	December 31,
	2007	2006
Segment assets	$203,090	$138,357
Intangible assets	155,171	160,313
Goodwill	2,776	2,776
     Energy Transfer Equity
          Energy Transfer Equity is a publicly traded Delaware limited partnership formed in 2002 that completed its initial public offering in February 2006. Energy Transfer Equity’s only cash generating assets are its direct and indirect investments in limited and general partner interests of ETP. Energy Transfer Equity owns common units and the 2% general partner interest of ETP (including 100% of the incentive distribution rights held by the general partner of ETP).
          The business purpose of ETEGP is to manage the affairs and operations of Energy Transfer Equity. ETEGP has no separate business activities outside of those conducted by Energy Transfer Equity. The commercial management of Energy Transfer Equity does not overlap with that of Enterprise Products Partners or TEPPCO.

          ETP is a publicly traded partnership owning and operating a diversified portfolio of midstream energy assets. ETP’s natural gas operations include natural gas gathering and transportation pipelines, interstate transmission pipelines, natural gas treating and processing assets located in Texas and Louisiana, and three natural gas storage facilities located in Texas. These assets include approximately 12,200 miles of intrastate pipelines in service, with an additional 500 miles of intrastate pipelines under construction, and 2,400 miles of interstate pipelines. ETP is also one of the three largest retail marketers of propane in the U. S., serving more than one million customers across the country.
Note 5. Accounting for Unit-Based Awards
          We account for unit-based awards in accordance with SFAS 123(R). SFAS 123(R) requires us to recognize compensation expense related to equity awards based on the fair value of the award at grant date. The fair value of restricted unit awards is based on the market price of the underlying common units on the date of grant. The fair value of other unit-based awards is estimated using the Black-Scholes option pricing model. Under SFAS 123(R), the fair value of an equity-classified award is amortized to earnings on a straight-line basis over the requisite service or vesting period for equity-classified awards. Compensation for liability-classified awards is recognized over the requisite service or vesting period of an award based on the fair value of the award remeasured at each reporting period. Liability awards will be cash settled upon vesting.
          The following table summarizes compensation amounts by plan recognized by the parent company and its consolidated subsidiaries during each of the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Parent Company:
EPGP Unit Appreciation Rights	$30	$—	$64	$—
Employee Partnerships	24	8	31	15
EPCO 1998 Long-term Incentive Plan (“1998 Plan”)	12	12	33	74

Total parent company	66	20	128	89

Enterprise Products Partners:
Employee Partnerships	676	550	1,178	1,129
1998 Plan (1)	6,300	1,979	7,767	3,043
DEPGP Unit Appreciation Rights	26	—	36	—

Total Enterprise Products Partners	7,002	2,529	8,981	4,172

TEPPCO:
Employee Partnerships (2)	126	—	126	—
1998 Plan (2)	90	30	227	66
1999 Phantom Unit Retention Plan (“1999 Plan”)	341	181	782	181
2000 Long-Term Incentive Plan (“2000 LTIP”)	122	107	302	319
2005 Phantom Unit Plan (“2005 Phantom Unit Plan”)	328	147	541	503
EPCO 2006 TPP Long-Term Incentive Plan (“2006 LTIP”)	104	—	104	—

Total TEPPCO	1,111	465	2,082	1,069

Total consolidated expense	$8,179	$3,014	$11,191	$5,330

(1)	Amounts presented for the three and six months ended June 30, 2007 include $3.7 million associated with the resignation of a former chief executive officer of Enterprise Products Partners.

(2)	Represents amounts allocated to TEPPCO in connection with the use of shared services under the EPCO Administrative Services Agreement.
     EPGP Unit Appreciation Rights
          The non-employee directors of EPGP have been granted unit appreciation rights (“UARs”) in the form of letter agreements. These liability awards are not part of any established long-term incentive plan of EPCO, the parent company or Enterprise Products Partners.

          As of June 30, 2007, a total of 90,000 UARs had been granted to non-employee directors of EPGP. All of these awards were issued during the third and fourth quarters of 2006 and cliff vest in five years. EPGP recognized $30 thousand and $64 thousand of compensation expense associated with these liability awards during the three and six months ended June 30, 2007.
     EPCO Employee Partnerships
          EPCO formed the employee partnerships to serve as an incentive arrangement for certain employees of EPCO through a “profits interest.” The employee partnerships were formed by a contribution of the parent company’s units from a private company affiliate of EPCO. In consideration for the capital contributions, the private company affiliate of EPCO was admitted to the employee partnerships as the Class A limited partner. Certain EPCO employees who work on behalf of the parent company, Enterprise Products Partners, TEPPCO or EPCO were issued Class B limited partner interests and admitted as Class B limited partners without any capital contribution. The profits interest awards (i.e., the Class B limited partner interests) in the employee partnerships entitles each holder to participate in the appreciation in value of the parent company’s units and are subject to forfeiture.
          Currently there are three employee partnerships. EPE Unit I was formed in August 2005 in connection with our initial public offering and EPE Unit II was formed in December 2005. EPE Unit III was formed in May 2007 (see discussion below). A portion of the fair value of these equity-based awards is allocated to the parent company, Enterprise Products Partners, Duncan Energy Partners and TEPPCO under the EPCO administrative services agreement as a non-cash expense. The allocation is based on an estimate of time spent by each employee on the registrant’s business activities. Neither the parent company nor any of its consolidated subsidiaries will reimburse EPCO, the employee partnerships or any of their affiliates or partners, through the EPCO administrative services agreement or otherwise, for any expenses related to the employee partnerships, including the contributions of any parent company units to the employee partnerships by private company affiliates of EPCO.
          As of June 30, 2007, there was $30.5 million of total unrecognized compensation cost related to the employee partnership awards, of which we will recognize our share in accordance with the EPCO administrative services agreement.
          EPE Unit III. EPE Unit III was formed on May 7, 2007 and owns 4,421,326 parent company units contributed to it by a private company affiliate of EPCO, which, in turn, was made the Class A limited partner of EPE Unit III. On the date of contribution, the fair market value of the units contributed by the Class A limited partner was $170.0 million (the “Class A limited partner capital base”). Certain EPCO employees were issued Class B limited partner interests and admitted as Class B limited partners of EPE Unit III without any capital contribution. The profits interest awards (i.e., Class B limited partner interests) in EPE Unit III entitle the holder to participate in the appreciation in value of the parent company units owned by EPE Unit III.
          Unless otherwise agreed to by EPCO, the Class A limited partner and a majority in interest of the Class B limited partners of EPE Unit III, EPE Unit III will be liquidated upon the earlier of: (i) May 7, 2012 or (ii) a change in control of the parent company or its general partner. EPE Unit III has the following material terms regarding its quarterly cash distribution to partners:
▪	Distributions of Cashflow – Each quarter, 100% of the cash distributions received by EPE Unit III from the parent company will be distributed to the Class A limited partner until it has received an amount equal to the Class A preferred return (as defined below), and any remaining distributions received by EPE Unit III will be distributed to the Class B limited partners. The Class A preferred return equals 3.797% of the Class A limited partner’s capital base. The Class A limited partner’s capital base equals approximately $170.0 million plus any unpaid Class A preferred return from prior periods, less any distributions made by EPE Unit III of proceeds from the sale of the parent company’s units owned by EPE Unit III (as described below).

▪	Liquidating Distributions – Upon liquidation of EPE Unit III, units having a fair market value equal to the Class A limited partner capital base will be distributed to a private company affiliate of EPCO, plus any accrued Class A preferred return for the quarter in which liquidation occurs. Any remaining units will be distributed to the Class B limited partners.

▪	Sale Proceeds – If EPE Unit III sells any of the 4,421,326 of the parent company’s units that it owns, the sale proceeds will be distributed to the Class A limited partner and the Class B limited partners in the same manner as liquidating distributions described above.
          The Class B limited partner interests in EPE Unit III that are owned by EPCO employees are subject to forfeiture if the participating employee’s employment with EPCO and its affiliates is terminated prior to May 7, 2012, with customary exceptions for death, disability and certain retirements. The risk of forfeiture associated with the Class B limited partner interests in EPE Unit III will also lapse upon certain change of control events.
     1998 Plan
          The 1998 Plan provides for the issuance of up to 7,000,000 common units of Enterprise Products Partners. As of June 30, 2007, 1,689,500 common units of Enterprise Products Partners had been issued in connection with the exercise of unit options. After giving effect to outstanding unit options at June 30, 2007 and the issuance and forfeiture of restricted common units through June 30, 2007, a total of 3,606,303 additional common units of Enterprise Products Partners could be issued under the 1998 Plan in the future.
          Unit options. Under the 1998 Plan, non-qualified incentive options to purchase a fixed number of Enterprise Products Partners’ common units may be granted to EPCO’s key employees who perform management, administrative or operational functions for the parent company, EPGP and Enterprise Products Partners. The following table presents total unit option activity under the 1998 Plan for the periods indicated:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
	Number of	strike price	contractual	Intrinsic
	Units	(dollars/unit)	term (in years)	Value (1)
Outstanding at December 31, 2006	2,416,000	$23.32
Granted (2)	795,000	30.96
Exercised	(230,500)	18.89
Settled (3)	(710,000)	24.35

Outstanding at June 30, 2007	2,270,500	$26.12	8.14	$3,502

Options exercisable at:
June 30, 2007	360,500	$22.10	4.52	$3,502

(1)	Aggregate intrinsic value reflects fully vested unit options at June 30, 2007.

(2)	These awards were granted in May 2007 and cliff vest in May 2011. The total grant date value of these awards was $2.1 million based on the following assumptions: (i) expected life of the option of seven years; (ii) risk-free interest rate of 4.83%; (iii) expected distribution yield on Enterprise Product Partners’ common units of 8.42%; and (iv) expected unit price volatility on Enterprise Products Partners’ units of 23.21%.

(3)	Reflects the settlement of options in connection with the resignation of a former chief executive officer of Enterprise Products Partners.
          The total intrinsic value of Enterprise Products Partners’ unit options exercised during the three and six months ended June 30, 2007 was $1.2 million and $2.8 million, respectively.
          As of June 30, 2007, there was an estimated $3.2 million of total unrecognized compensation cost related to nonvested unit options granted under the 1998 Plan, of which we will recognize our share in accordance with the EPCO administrative services agreement. We expect to recognize our share of this cost over a weighted-average period of 3.25 years in accordance with the EPCO administrative services agreement.
          During the six months ended June 30, 2007 and 2006, Enterprise Products Partners received cash of $7.3 million and $1.6 million, respectively, from the exercise of unit options, and its option-related reimbursements to EPCO were $2.8 million and $0.7 million, respectively.
          Restricted units. Under the 1998 Plan, Enterprise Products Partners may also issue restricted common units to key employees of EPCO and directors of Enterprise Products GP. The following table summarizes information regarding Enterprise Products Partners’ restricted common units for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit	(1)
Restricted units at December 31, 2006	1,105,237
Granted (2)	620,140	$25.74
Forfeited	(16,000)	$23.56
Settled (3)	(113,053)	$23.24

Restricted units at June 30, 2007	1,596,324

(1)	Determined by dividing the aggregate grant date fair value of awards (including an allowance for forfeitures) by the number of awards issued.

(2)	These awards were granted in May 2007 and cliff vest in May 2011. Aggregate grant date fair value of restricted common unit awards issued during 2007 was $16.0 million based on a grant date market price of Enterprise Products Partners’ common units ranging from $30.16 to $30.96 per unit and an estimated forfeiture rates ranging from 9.2% to 17.0%.

(3)	Reflects the settlement of restricted units in connection with the resignation of a former chief executive officer of Enterprise Products Partners.
          As of June 30, 2007, there was $27.8 million of total unrecognized compensation cost related to restricted common units. We will recognize our share of such costs in accordance with the EPCO administrative services agreement. At June 30, 2007, these costs are expected to be recognized over a weighted-average period of 2.8 years.
     DEPGP Unit Appreciation Rights
          The non-employee directors of DEPGP have been granted UARs in the form of letter agreements. These liability awards are in the form of letter agreements with each of the directors and are not part of any established long-term incentive plan of the parent company, EPCO, Enterprise Products Partners or Duncan Energy Partners. These awards vest the earlier of February 2012 or the date of certain qualifying events (as set forth in the form of grant). The UARs entitle each non-employee director to receive a cash payment on the vesting date equal to the excess, if any, of the fair market value of the parent company’s units (determined as of the vesting date) over the grant date fair value. If the director resigns prior to vesting, his UAR awards are forfeited. As of June 30, 2007, a total of 90,000 of these UARs were outstanding.

     1999 Plan
          The 1999 Plan provides for the issuance of phantom unit awards as incentives to key employees working on behalf of TEPPCO. These liability awards are automatically redeemed for cash based on the vested portion of the fair market value of the phantom units at redemption dates in each award. The fair market value of the phantom units is equal to the closing price of TEPPCO’s common units on the NYSE on the redemption date. Each participant is required to redeem their phantom units as they vest. Each participant is also entitled to cash distributions equal to the product of the number of phantom units outstanding for the participant and the cash distribution per unit paid by TEPPCO on its common units.
          A total of 31,600 phantom units were outstanding under the 1999 Plan at June 30, 2007. These awards vest as follows: 13,000 in April 2008; 13,000 in April 2009; and 5,600 in January 2010. At June 30, 2007 and December 31, 2006, TEPPCO had accrued liability balances of $1.0 million and $0.8 million, respectively, for compensation related to the 1999 Plan.
     2000 LTIP
          The 2000 LTIP provides key employees working on behalf of TEPPCO incentives to achieve improvements in TEPPCO’s financial performance. Generally, upon the close of a three-year performance period, if the participant is still an employee of EPCO, the participant will receive a cash payment in an amount equal to (i) the applicable “performance percentage” as specified in the award multiplied by (ii) the number of phantom units granted under the award multiplied by (iii) the average of the closing prices of TEPPCO common units over the ten consecutive days immediately preceding the last day of the performance period. In addition, during the performance period, each participant is also entitled to cash distributions equal to the product of the number of phantom units outstanding for the participant and the cash distribution per unit paid by TEPPCO on its common units. Grants under the 2000 LTIP are accounted for liability awards.
          A participant’s “performance percentage” is based upon an improvement in Economic Value Added for TEPPCO during a given three-year performance period over the Economic Value Added for the three-year period immediately preceding the performance period. The term Economic Value Added means TEPPCO’s average annual EBITDA for the performance period minus the product of TEPPCO’s average asset base and its cost of capital for the performance period. In this context, EBITDA means TEPPCO’s earnings before net interest expense, other income – net, depreciation and amortization and TEPPCO’s proportional interest in the EBITDA of its joint ventures, except that at his discretion the chief executive officer of TEPPCO may exclude gains or losses from extraordinary, unusual or non-recurring items. Average asset base means the quarterly average, during the performance period, of TEPPCO’s gross value of property, plant and equipment, plus long-term inventory, and the gross value of intangibles and equity investments. TEPPCO’s cost of capital is determined at the date of award grant.
          At June 30, 2007, a total of 19,700 awards were outstanding under the 2000 LTIP, of which 8,400 vest in 2008 and 11,300 vest in 2009. At June 30, 2007 and December 31, 2006, TEPPCO had accrued liability balances of $0.9 million and $0.6 million, respectively, for compensation related to the 2000 LTIP.
     2005 Phantom Unit Plan
          The 2005 Phantom Unit Plan provides key employees working on behalf of TEPPCO incentives to achieve improvements in TEPPCO’s financial performance. The terms of the 2005 Phantom Unit Plan are similar to TEPPCO’s 2000 LTIP (see preceding section) except that the performance percentage referenced in each award is based upon an improvement in EBITDA during a given three-year performance period over EBITDA for the three-year period preceding the performance period. In this context, EBITDA means TEPPCO’s earnings before minority interest, net interest expense, other income – net, income taxes, depreciation and amortization and TEPPCO’s proportional interest in EBITDA of its joint ventures, except that at his discretion, the chief executive officer of TEPPCO may exclude gains or losses from extraordinary, unusual or non-recurring items. Grants under the 2005 Phantom Unit Plan are accounted for liability awards.

          At June 30, 2007, a total of 77,200 awards were outstanding under the 2005 Phantom Unit Plan, of which 39,000 vest in 2008 and 38,200 vest in 2009. At June 30, 2007 and December 31, 2006, TEPPCO had accrued liability balances of $2.2 million and $1.6 million, respectively, for compensation related to the 2005 Phantom Unit Plan.
     2006 LTIP
          The 2006 LTIP provides for awards of TEPPCO units and other rights to its non-employee directors and to employees of EPCO and its affiliates providing services to TEPPCO. Awards granted under the 2006 LTIP may be in the form of restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. The 2006 LTIP provides for the issuance of up to 5,000,000 common units of TEPPCO in connection with these awards.
          As of December 31, 2006, no awards had been granted under the 2006 LTIP. In May 2007, 155,000 unit options, 62,900 restricted units and 338,479 unit appreciation rights were granted to EPCO employees working on behalf of TEPPCO. After giving effect to the unit options and restricted units outstanding at June 30, 2007, an additional 4,782,100 additional common units could be issued under the 2006 LTIP. Unit options and restricted units granted under the 2006 LTIP vest in May 2011. The UARs vest in May 2012.
          Unit options. The information in the following table presents unit option activity under the 2006 Plan for the periods indicated. No options were exercisable at June 30, 2007.

			Weighted-
		Weighted-	average
		average	remaining
	Number of	strike price	contractual
	Units	(dollars/unit)	term (in years)
Granted in May 2007(1)	155,000	$45.35

Outstanding at June 30, 2007	155,000	$45.35	9.9

(1)	The total grant date value of these awards was $0.4 million based on the following assumptions (i) expected life of option of 7 years; (ii) risk-free interest rate of 4.78%; (iii) expected distribution yield on TEPPCO units of 7.92%; and (iv) expected unit price volatility on TEPPCO units of 18.03%.
          As of June 30, 2007, there was an estimated $0.4 million of total unrecognized compensation cost related to unit options granted under the 2006 LTIP. TEPPCO expects to recognize this cost over a weighted-average period of 3.9 years.
          Restricted units. The following table summarizes information regarding TEPPCO’s restricted common units for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted unit activity during May 2007:
Granted (2)	62,900	$37.64
Forfeited	(500)	$37.64

Restricted units at June 30, 2007	62,400	$37.64

(1)	Determined by dividing the aggregate grant date fair value of awards (including an allowance for forfeitures) by the number of awards issued.

(2)	Aggregate grant date fair value of restricted common unit awards issued during 2007 was $2.4 million based on a grant date market price of TEPPCO common units of $43.35 per unit and an estimated forfeiture rate of 17%.

          As of June 30, 2007, there was $2.3 million of total unrecognized compensation cost related to restricted common units under the 2006 LTIP. TEPPCO expects to recognize this cost over a weighted-average period of 3.9 years.
          Unit appreciation rights. As of June 30, 2007, a total of 66,225 UARs had been granted to non-employee directors of TEPPCO GP and 338,479 UARs to employees of EPCO who work on behalf of TEPPCO. The unit appreciation rights are subject to five year cliff vesting and subject to forfeiture. When the unit appreciation rights become payable, the awards will be redeemed in cash (or, in the sole discretion of the Audit, Conflicts and Governance Committee of TEPPCO GP, TEPPCO common units or a combination of cash and TEPPCO common units) equal to the fair market value of the UARs on the payment date over the fair market value of the UARs on the date of grant. UARs awarded to employees are accounted for as liability awards since the current intent is to cash-settle the awards. UARs awarded to non-employee directors are accounted for similar to liability awards.
          Phantom units. As of June 30, 2007, a total of 1,647 phantom unit awards had been granted to non-employee directors of TEPPCO GP. Each phantom unit will be redeemed in cash the earlier of (i) April 2011 or (ii) when the director is no longer serving on the board of TEPPCO GP. In addition, during the vesting period, each participant is entitled to cash distributions equal to the product of the number of phantom units outstanding for the participant and the cash distribution per unit paid by TEPPCO on its common units. Phantom units awarded to non-employee directors are accounted for similar to liability awards.
Note 6. Financial Instruments
          We are exposed to financial market risks, including changes in commodity prices and interest rates. In addition, we are exposed to fluctuations in exchange rates between the U.S. dollar and Canadian dollar. We may use financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions. In general, the type of risks we attempt to hedge are those related to (i) variability of future earnings, (ii) fair values of certain debt instruments and (iii) cash flows resulting from changes in applicable interest rates, commodity prices or exchange rates. As a matter of policy, we do not use financial instruments for speculative (or “trading”) purposes.
     Interest Rate Risk Hedging Program
          Enterprise Products Partners. Enterprise Products Partners interest rate exposure results from variable and fixed interest rate borrowings under various debt agreements, primarily those of EPO. A portion of its interest rate exposure is managed by utilizing interest rate swaps and similar arrangements, which allows the conversion of a portion of fixed rate debt into variable rate debt or a portion of variable rate debt into fixed rate debt. See Note 12 for information regarding the debt obligations of EPO.
          Enterprise Products Partners had interest rate swaps outstanding at June 30, 2007 that were accounted for as fair value hedges. These agreements had a combined notional value of $1.05 billion and match the maturity dates of the underlying fixed rate debt being hedged. The aggregate fair value of these interest rate swaps at June 30, 2007 and December 31, 2006 was a liability of $49.7 million and $29.1 million, respectively.
          Enterprise Products Partners routinely enters into treasury lock transactions to hedge the underlying U.S. treasury rate related to the anticipated issuance of debt. A treasury lock is a specialized agreement that fixes the price (or yield) on a specific treasury security for an established period of time. A treasury lock purchaser is protected from a rise in the yield of the underlying treasury security during the lock period.
          During the second quarter of 2007, Enterprise Products Partners terminated treasury locks having an aggregate $875.0 million in notional value in connection with the anticipated issuance of debt. The termination of the treasury locks resulted in cash gains of $42.3 million, which will be amortized into earnings over the term of the underlying debt. At June 30, 2007, Enterprise Products Partners had one treasury lock outstanding, which has a notional value of $125.0 million and a fair value of $9.3 million (an asset). The remaining treasury lock extends through October 15, 2007. Enterprise Products Partners accounted for these treasury lock transactions as cash flow hedges.
          TEPPCO. TEPPCO also utilizes interest rate swap agreements to manage its cost of borrowing. TEPPCO had one interest rate swap outstanding at June 30, 2007 that was accounted for as a fair value hedge. This swap agreement has a notional value of $210 million and matches the maturity date of the underlying fixed rate debt being hedged. The fair value of this interest rate swap at June 30, 2007 and December 31, 2006 was a liability of $9.3 million and $2.6 million, respectively.
          TEPPCO also has interest rate swap agreements outstanding at June 30, 2007 that were accounted for using mark-to-market accounting. These swap agreements have an aggregate notional amount of $200 million and mature in January 2008. The aggregate fair value of these interest rate swaps at June 30, 2007 and December 31, 2006 was an asset of $1.0 million and $1.4 million, respectively.
          TEPPCO also utilizes treasury locks to hedge the underlying U.S. treasury rate related to its anticipated issuances of debt. In May 2007, TEPPCO terminated treasury locks having an aggregate $300.0 million in notional value in connection with the anticipated issuance of debt. The termination of the treasury locks resulted in a cash gain of $1.4 million, which will be amortized to earnings over the term of the underlying debt. In June and July 2007, TEPPCO executed treasury locks having a notional amount of $100.0 million that extend through January 2008. TEPPCO accounts for these financial instruments as cash flow hedges. At June 30, 2007, the fair value of treasury locks outstanding was a liability of $0.2 million.
     Commodity Risk Hedging Program
          Enterprise Products Partners. The prices of natural gas, NGLs and certain petrochemical products are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond the control of Enterprise Products Partners. In order to manage the price risks associated with such products, Enterprise Products Partners may enter into commodity financial instruments.
          The primary purpose of Enterprise Products Partners’ commodity risk management activities is to hedge its exposure to price risks associated with (i) natural gas purchases and gas injected into storage, (ii) the value of NGL production and inventories, (iii) related firm commitments, (iv) fluctuations in transportation revenues where the underlying fees are based on natural gas index prices and (v) certain anticipated transactions involving either natural gas, NGLs or certain petrochemical products. The commodity financial instruments utilized by Enterprise Products Partner may be settled in cash or with another financial instrument.
          At June 30, 2007 and December 31, 2006, Enterprise Products Partners had a limited number of commodity financial instruments in its portfolio, which primarily consisted of cash flow hedges. The fair value of its commodity financial instrument portfolio at June 30, 2007 and December 31, 2006 was a liability of $1.0 million and $3.2 million, respectively.
          TEPPCO. TEPPCO seeks to maintain a position that is substantially balanced between crude oil purchases and related sales and future delivery obligations. As part of its crude oil marketing business, TEPPCO enters into financial instruments such as swaps and other hedging instruments. The purpose of such hedging activity is to either balance TEPPCO’s inventory position or to lock in a profit margin and, as such, the financial instruments do not expose TEPPCO to significant market risk.
          At June 30, 2007, TEPPCO had a limited number of commodity financial instruments in its portfolio. The fair value of the open positions at June 30, 2007 was $1.3 million.

     Foreign Currency Hedging Program – Enterprise Products Partners
          Enterprise Products Partners owns an NGL marketing business located in Canada and has entered into construction agreements where payments are indexed to the Canadian dollar. As a result, Enterprise Products Partners could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar. Enterprise Products Partners attempts to hedge this risk by using foreign exchange purchase contracts to fix the exchange rate. Due to the limited duration of these contracts, Enterprise Products Partners utilizes mark-to-market accounting for these transactions, the effect of which has had a minimal impact on earnings. Enterprise Products Partners had $3.1 million of such contracts outstanding at June 30, 2007 that settled in July 2007.
Note 7. Inventories
     Our aggregate inventory amounts by business segment were as follows at the dates indicated:

	June 30,	December 31,
	2007	2006

Investment in Enterprise Products Partners	$335,622	$423,844
Investment in TEPPCO	94,733	73,512
Eliminations	(2,113)	—

Total inventory	$428,242	$497,356

     Enterprise Products Partners
          Enterprise Products Partners’ inventory amounts were as follows at the dates indicated:

	June 30,	December 31,
	2007	2006

Working inventory	$325,539	$387,973
Forward-sales inventory	10,083	35,871

Inventory	$335,622	$423,844

          Regular trade (or “working”) inventory is comprised of inventories of natural gas, NGLs, and certain petrochemical products that are available-for-sale or used in the provision of services. Forward sales inventory consists of segregated NGL and natural gas volumes dedicated to the fulfillment of forward-sales contracts. Inventory values reflect payments for product purchases, freight charges associated with such purchase volumes, terminal and storage fees, vessel inspection costs, demurrage charges and other related costs. Inventories are valued at the lower of average cost or market.
          Cost of sales amounts related to the sale of inventories are a component of “Operating costs and expenses” as reflected on the Unaudited Condensed Statements of Consolidated Operations. Cost of sales was $3.6 billion and $3.0 billion for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, cost of sales was $6.4 billion and $5.7 billion, respectively.
          Due to fluctuating commodity prices in the NGL, natural gas and petrochemical industry, lower of cost or market (“LCM”) adjustments are recognized when the carrying value of inventories exceed their net realizable value. These non-cash charges are a component of cost of sales in the period they are recognized. For the three months ended June 30, 2007 and 2006, LCM adjustments of approximately $2.1 million and $0.3 million were recognized, respectively. LCM adjustments of $13.1 million and $12.0 million were recognized for the six months ended June 30, 2007 and 2006, respectively.

     TEPPCO
          Inventories are valued at the lower of cost (based on weighted average cost method) or market. The costs of inventories did not exceed market values at June 30, 2007 and December 31, 2006. The major components of inventories were as follows:

	June 30,	December 31,
	2007	2006

Crude oil (1)	$64,110	$49,312
Refined products and LPGs (2)	14,403	7,636
Lubrication oils and specialty chemicals	7,836	7,500
Materials and supplies (3)	8,114	8,348
Other	270	716

Total	$94,733	$73,512

(1)	At June 30, 2007 and December 31, 2006, the substantial majority of crude oil inventory was subject to forward sales contracts.

(2)	Refined products and LPGs inventory is managed on a combined basis.

(3)	Includes inventories held by Jonah and its consolidated subsidiaries.
Cost of sales amounts related to the sale of inventories are a component of “Operating costs and expenses” as reflected on the Unaudited Condensed Statements of Consolidated Operations. TEPPCO cost of sales was $1.9 billion and $2.3 billion for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, cost of sales was $3.7 billion and $4.6 billion, respectively. Cost of sales attributable to Jonah was $11.0 million and $34.0 million for the three and six months ended June 30, 2007, respectively. Cost of sales attributable to Jonah for the comparable 2006 periods were $12.9 million and $15.8 million for the three and six months, respectively.

Note 8. Property, Plant and Equipment
          Our property, plant and equipment values and accumulated depreciation balances were as follows at the dates indicated:

	Estimated
	Useful Life	June 30,	December 31,
	in Years	2007	2006
Plants and pipelines (1)	3-35 (5)	$11,632,361	$10,775,966
Underground and other storage facilities(2)	5-35 (6)	895,365	798,985
Platforms and facilities(3)	20-31	591,272	161,839
Transportation equipment(4)	3-10	34,106	27,012
Land		175,727	189,716
Construction in progress		2,185,959	2,213,759

Total		15,514,790	14,167,277
Less accumulated depreciation		2,286,053	2,054,304

Property, plant and equipment, net		$13,228,737	$12,112,973

(1)	Plants and pipelines include processing plants; NGL, petrochemical, oil, refined products, and natural gas pipelines; terminal loading and unloading facilities; office furniture and equipment; buildings; laboratory and shop equipment; and related assets.

(2)	Underground and other storage facilities include underground product storage caverns; storage tanks; water wells; and related assets.

(3)	Platforms and facilities include offshore platforms and related facilities and other associated assets.

(4)	Transportation equipment includes vehicles and similar assets used in our operations.

(5)	In general, the estimated useful lives of assets included in this category are as follows: processing plants, 20-35 years; pipelines, 5-35 years; terminal facilities, 10-35 years; office furniture and equipment, 3-20 years; buildings 20-35 years; and laboratory and shop equipment, 5-35 years.

(6)	In general, the estimated useful lives of assets included in this category are as follows: underground storage facilities, 5-35 years; storage tanks, 10-35 years; and water wells, 5-35 years.
          Consolidated depreciation expense was $119.1 million and $233.5 million for the three and six months ended June 30, 2007, respectively. Prior year depreciation expense was $107.6 million and $211.8 million for the three and six months ended June 30, 2006, respectively.
          We capitalized $24.4 million and $47.9 million of interest in connection with capital projects during the three and six months ended June 30, 2007, respectively. Prior year capitalized interest amounts were $12.4 million and $28.0 million for the three and six months ended June 30, 2006, respectively.
          The following table presents total property, plant and equipment (net of accumulated depreciation) by business segment:

	June 30,	December 31
	2007	2006

Investment in Enterprise Products Partners	$10,722,733	$9,827,256
Investment in TEPPCO	2,506,004	2,285,717

Property, plant and equipment, net	$13,228,737	$12,112,973

Note 9. Investments In and Advances to Unconsolidated Affiliates
          We own interests in a number of related businesses that are accounted for using the equity method of accounting. Our investments in and advances to unconsolidated affiliates are grouped according to the business segment to which they relate. See Note 4 for a general discussion of our business segments. The following table presents our investments in and advances to unconsolidated affiliates at the dates indicated.

	Ownership	Investments in and advances to
	Percentage at	unconsolidated affiliates at
	June 30,	June 30,	December 31,
	2007	2007	2006
Investment in Enterprise Products Partners:
Venice Energy Service Company L.L.C. (“VESCO”)	13.1%	$42,340	$39,618
K/D/S Promix, L.L.C. (“Promix”)	50%	55,091	46,140
Baton Rouge Fractionators LLC (“BRF”)	32.3%	25,057	25,471
Evangeline (1)	49.5%	3,641	4,221
Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”)	36%	59,161	62,324
Cameron Highway Oil Pipeline Company (“Cameron Highway”)	50%	259,369	60,216
Deepwater Gateway, L.L.C. (“Deepwater Gateway”)	50%	113,345	117,646
Neptune Pipeline Company, L.L.C. (“Neptune”)	25.7%	56,676	58,789
Nemo Gathering Company, LLC (“Nemo”)	33.9%	2,637	11,161
Baton Rouge Propylene Concentrator, LLC (“BRPC”)	30%	13,896	13,912
La Porte (2)	50%	4,229	4,691

Total Investment in Enterprise Products Partners segment		635,442	444,189

Investment in TEPPCO:
Seaway Crude Pipeline Company (“Seaway”)	50%	188,406	194,587
Centennial Pipeline LLC (“Centennial”) (3)	50%	78,930	62,321
Other	25%	383	369
MB Storage (4)		—	83,290

Total Investment in TEPPCO segment		267,719	340,567

Investment in Energy Transfer Equity: (5)
Energy Transfer Equity	17.6%	1,644,393	—
ETEGP	34.9%	12,348	—

Total Investment in Energy Transfer Equity segment		1,656,741	—

Consolidated total		$2,559,902	$784,756

(1)	Refers to ownership interests in Evangeline Gas Pipeline Company, L.P. and Evangeline Gas Corp., collectively.

(2)	Refers to ownership interests in La Porte Pipeline Company, L.P. and La Porte GP, LLC, collectively.

(3)	At June 30, 2007, Centennial had $140.0 million of project debt outstanding due in April 2024. A wholly-owned subsidiary of TEPPCO has guaranteed 50% of this debt. TEPPCO recorded a stand-ready obligation of $9.9 million in connection with this guarantee during the second quarter of 2007.

(4)	Refers to TEPPCO’s ownership interests in Mont Belvieu Storage Partners, L.P. and Mont Belvieu Venture, LLC, collectively. On March 1, 2007, TEPPCO sold its ownership interests in these entities.

(5)	See Note 4 for information regarding the business of Energy Transfer Equity.
          On March 1, 2007, TEPPCO sold its 49.5% ownership interest in Mont Belvieu Storage Partners, L.P. (“MB Storage”) and its 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) to Louis Dreyfus for approximately $137.6 million in cash. TEPPCO recognized a gain of approximately $59.6 million related to its sale of these equity interests, which is included in other income for the six months ended June 30, 2007
          In May 2007, EPO made an approximate $191.0 million cash contribution to Cameron Highway. This capital contribution, along with an equal amount contributed by EPO’s joint venture partner in Cameron Highway, was used by Cameron Highway to repay $365.0 million outstanding under its Senior Notes A and $16.3 million of related make-whole premiums and accrued interest. In June, 2007, EPO and its joint venture partner in Cameron Highway, made an additional capital contribution of approximately $25.5 million each. These capital contributions were used by Cameron Highway to repay its Series B notes on June 7, 2007. The amount of the repayment was $50.9 million, which included $0.9 million of accrued interest.

          On occasion, the price we pay to acquire an ownership interest in a company exceeds the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our investments in and advances to unconsolidated affiliates. That portion of excess cost attributable to fixed assets or amortizable intangible assets of each entity is amortized over the estimated useful life of the underlying asset(s) as a reduction in equity earnings from the investee. That portion of excess cost attributable to goodwill or indefinite life intangible assets is not subject to amortization. Equity method investments, including their associated excess cost amounts, are evaluated for impairment whenever events or changes in circumstances indicate that there is a loss in value of the investment which is other than temporary.
          The following table summarizes our excess cost information at the dates indicated by the business segment:

	Investment in		Investment in
	Enterprise		Energy
	Products	Investment in	Transfer
	Partners	TEPPCO	Equity	Total

Initial excess cost amounts attributable to:
Fixed Assets	$52,233	$30,277	$572,588	$655,098
Goodwill	—	—	294,640	294,640
Intangibles – finite life	—	30,021	289,851	319,872
Intangibles – indefinite life	—	—	513,508	513,508

Total	$52,233	$60,298	$1,670,587	$1,783,118

Excess cost amounts, net of amortization at:
June 30, 2007	$37,703	$37,333	$1,663,912	$1,738,948
December 31, 2006	$38,655	$39,269	$—	$77,924
          Our investments in Energy Transfer Equity and ETEGP exceed our share of the historical cost of the underlying net assets of such entities. At June 30, 2007, our investments in Energy Transfer Equity and ETEGP included preliminary fair value allocations of the $1.66 billion basis differential consisting of $568.7 million attributed to fixed assets, $513.5 million attributable to IDRs (an indefinite-life intangible asset), $294.6 million of goodwill and $287.1 million attributed to amortizable intangible assets. The amounts attributed to fixed assets and amortizable intangible assets represent the pro rata excess of (a) the preliminary fair values determined for such assets over (b) the investee’s historical carrying values for such assets at the acquisition date. These excess cost amounts are amortized over the estimated useful life of the underlying assets as a reduction in equity earnings from Energy Transfer Equity and ETEGP.
          The $513.5 million of excess cost attributed to IDRs represents the pro rata fair value of the incentive distributions of ETP, which Energy Transfer Equity receives through its 100% ownership interest in the general partner of ETP. The $294.6 million of goodwill is associated with our view of the future results from Energy Transfer Equity and ETEGP based upon their underlying assets and industry relationships. Excess cost amounts attributed to IDRs and goodwill are not amortized. However, the excess cost associated with our investments in Energy Transfer Equity and ETEGP, including that portion attributed to IDRs and goodwill, is evaluated for impairment whenever events or circumstances indicate that there is a loss in value of the investment that is other than temporary.
          Amortization of excess cost amounts (non-cash) associated with our Investment in Energy Transfer Equity segment is forecast at $20.0 million for the remainder of 2007 and approximately $40.0 million for each of the years 2008 through 2012.

          The following table presents our equity in income of unconsolidated affiliates, aggregated by business segment, for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Investment in Enterprise Products Partners	$(7,311)	$8,012	$(2,087)	$12,041
Investment in TEPPCO	(2,429)	2,675	(2,130)	3,664
Investment in Energy Transfer Equity	2,774	—	2,774	—

Total	$(6,966)	$10,687	$(1,443)	$15,705

          Equity earnings from our Investment in Energy Transfer Equity segment for three months ended June 30, 2007 include $6.7 million of amortization of excess cost amounts.
     Summarized Financial Information of Unconsolidated Affiliates
          The following table presents unaudited income statement data for our current unconsolidated affiliates, aggregated by business segment, for the periods indicated (on a 100% basis).

	Summarized Income Statement Information for the Three Months Ended
	June 30, 2007			June 30, 2006
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income

Investment in Enterprise Products Partners	$183,191	$26,437	$3,479	$182,712	$22,852	$14,401
Investment in TEPPCO	28,206	7,995	5,306	44,147	13,559	10,801
Investment in Energy Transfer Equity (1)	1,714,786	187,259	89,093	1,420,335	115,377	89,093

(1)	Ownership interests acquired on May 7, 2007 (see Note 4). For comparative purposes, unaudited summarized financial information is provided for three months ended May 31, 2007 and 2006 obtained from Energy Transfer Equity’s quarterly report on Form 10-Q for these periods. Energy Transfer Equity’s fiscal year ends August 31.

	Summarized Income Statement Information for the Six Months Ended
	June 30, 2007			June 30, 2006
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income (Loss)

Investment in Enterprise Products Partners	$320,043	$52,905	$21,699	$320,904	$15,129	$(2,175)
Investment in TEPPCO	62,791	19,934	14,593	82,782	23,212	17,842
Investment in Energy Transfer Equity (1)	3,777,266	539,110	236,449	3,870,151	339,090	113,528

(1)	Ownership interests acquired on May 7, 2007 (see Note 4). For comparative purposes, summarized unaudited financial information is provided for six months ended May 31, 2007 and 2006 obtained from Energy Transfer Equity’s quarterly report on Form 10-Q for these periods. Energy Transfer Equity’s fiscal year ends August 31.

Note 10. Intangible Assets and Goodwill
     Identifiable Intangible Assets
          The following table summarizes our intangible assets by business segment and category at the dates indicated:

	June 30, 2007
	Gross	Accum.	Carrying
	Value	Amort.	Value

Investment in Enterprise Products Partners:
Customer relationship intangibles	$845,607	$(182,330)	$663,277
Contract-based intangibles	384,003	(114,672)	269,331

Subtotal	1,229,610	(297,002)	932,608
Investment in TEPPCO:
Incentive distribution rights	606,926	—	606,926
Gas gathering agreements	462,449	(164,392)	298,057
Other contract-based intangibles	54,698	(21,494)	33,204

Subtotal	1,124,073	(185,886)	938,187

Total	$2,353,683	$(482,888)	$1,870,795

	December 31, 2006
	Gross	Accum.	Carrying
	Value	Amort.	Value

Investment in Enterprise Products Partners:
Customer relationship intangibles	$854,175	$(150,065)	$704,110
Contract-based intangibles	384,003	(101,811)	282,192

Subtotal	1,238,178	(251,876)	986,302
Investment in TEPPCO:
Incentive distribution rights	606,926	—	606,926
Gas gathering agreements	462,449	(149,024)	313,425
Other contract-based intangibles	52,200	(19,900)	32,300

Subtotal	1,121,575	(168,924)	952,651

Total	$2,359,753	$(420,800)	$1,938,953

          The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Investment in Enterprise Products Partners	$22,256	$20,782	$45,235	$41,934
Investment in TEPPCO	11,052	8,031	16,963	15,981

Total	$33,308	$28,813	$62,198	$57,915

          For the remainder of 2007, amortization expense associated with our intangible assets is currently estimated at $56.2 million.
          In general, our amortizable intangible assets fall within two categories – contract-based intangible assets and customer relationships. Contract-based intangible assets represent commercial rights we acquired in connection with business combinations or asset purchases. Customer relationship intangible assets, as used in this context, represent the estimated economic value we acquired in connection with business combinations and asset purchases attributable to (i) contractual arrangements in existence at the time of the acquisition plus (ii) projected cash flows from anticipated future renewal of such arrangements due to the relationship we have with such customer. The values assigned to intangible assets are amortized to earnings using either (i) a straight-line approach or (ii) other methods that closely resemble the pattern in which the economic benefits of associated resource bases are estimated to be consumed or otherwise used, as appropriate.

          We recorded a $606.9 million indefinite-life intangible asset associated with the TEPPCO GP IDRs resulting from the contribution of TEPPCO GP by DFIGP to the parent company on May 7, 2007 (see Note 2). This amount represents DFIGP’s historical carrying value and characterization of such asset. This intangible asset is not subject to amortization, but is subject to periodic testing for recoverability in a manner similar to goodwill.
          We view the TEPPCO GP IDRs as separable financial assets whose value is based on expected cash flow streams derived from TEPPCO’s quarterly cash distributions. TEPPCO GP is entitled to 2% of the cash distributions paid by TEPPCO and holds the associated IDRs of TEPPCO. TEPPCO GP is the sole general partner of, and thereby controls, TEPPCO. As an incentive, TEPPCO GP’s percentage interest in TEPPCO’s quarterly cash distributions is increased after certain specified target levels of distribution rates are met by TEPPCO. Currently, TEPPCO GP’s quarterly incentive distribution thresholds are as follows:
▪	2% of quarterly cash distributions up to $0.275 per unit paid by TEPPCO;

▪	15% of quarterly cash distributions from $0.276 per unit up to $0.325 per unit paid by TEPPCO; and

▪	25% of quarterly cash distributions that exceed $0.325 per unit paid by TEPPCO.
     Goodwill
          The following table summarizes our goodwill amounts by business segment at the dates indicated:

	June 30,	December 31,
	2007	2006

Investment in Enterprise Products Partners	$590,647	$590,541
Investment in TEPPCO	216,604	216,430

Totals	$807,251	$806,971

          Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction. Goodwill is not amortized; however, it is subject to annual impairment testing. There has been no goodwill impairment losses recorded for the periods presented.
          Our Investment in TEPPCO business segment includes $198.1 million recorded in connection with DFIGP’s contribution of ownership interests in TEPPCO and TEPPCO GP to the parent company on May 7, 2007. This amount represents DFIGP’s historical carrying value and characterization of such asset. Management attributes this goodwill to the future benefits we may realize from our investments in TEPPCO and TEPPCO GP. Specifically, we will benefit from the cash distributions paid by TEPPCO with respect to TEPPCO GP’s 2% general partner interest in TEPPCO and ownership of 4,400,000 of its common units.

Note 11. Debt Obligations
          Our consolidated debt obligations consisted of the following at the dates indicated:

	June 30,	December 31,
	2007	2006

Parent Company debt obligations:
$200 Million Revolving Credit Facility, due May 2008 (1)	$117,194	$—
$1.2 Billion Term Loan (Debt Bridge), balance due May 2008 (1)	1,200,000	—
$500 Million Term Loan (Equity Bridge), repaid July 2007 (1)	500,000	—
$200 Million Credit Facility, due January 2009	—	155,000
EPO senior debt obligations:
Multi-Year Revolving Credit Facility, variable rate, due October 2011	495,000	410,000
Pascagoula MBFC Loan, 8.70% fixed-rate, due March 2010	54,000	54,000
Senior Notes B, 7.50% fixed-rate, due February 2011	450,000	450,000
Senior Notes C, 6.375% fixed-rate, due February 2013	350,000	350,000
Senior Notes D, 6.875% fixed-rate, due March 2033	500,000	500,000
Senior Notes E, 4.00% fixed-rate, due October 2007 (2)	500,000	500,000
Senior Notes F, 4.625% fixed-rate, due October 2009	500,000	500,000
Senior Notes G, 5.60% fixed-rate, due October 2014	650,000	650,000
Senior Notes H, 6.65% fixed-rate, due October 2034	350,000	350,000
Senior Notes I, 5.00% fixed-rate, due March 2015	250,000	250,000
Senior Notes J, 5.75% fixed-rate, due March 2035	250,000	250,000
Senior Notes K, 4.950% fixed-rate, due June 2010	500,000	500,000
Duncan Energy Partners’ debt obligation:
$300 Million Revolving Credit Facility, variable rate, due February 2011	190,000	—
TEPPCO’s debt obligations:
Revolving Credit Facility, due December 2011	200,000	490,000
TE Products Senior Notes, 6.45% fixed-rate, due January 2008 (2)	180,000	180,000
TE Products Senior Notes, 7.51% fixed-rate, due January 2028	210,000	210,000
TEPPCO Senior Notes, 7.625% fixed rate, due January 2012	500,000	500,000
TEPPCO Senior Notes, 6.125% fixed rate, due February 2013	200,000	200,000
Dixie Revolving Credit Facility, variable rate, due June 2010	10,000	10,000
Canadian Enterprise Revolving Credit Facility, variable rate, due October 2011	9,881	—
Other, 8.75% fixed-rate, due June 2010 (3)	5,068	5,068

Total principal amount of senior debt obligations	8,171,143	6,514,068
EPO Junior Subordinated Notes A, due August 2066	550,000	550,000
EPO Junior Subordinated Notes B, due January 2068	700,000	—
TEPPCO Junior Subordinated Notes, due June 2067	300,000	—

Total principal amount of senior and junior debt obligations	9,721,143	7,064,068
Other (4)	(40,253)	(10,191)

Sub-total long-term debt	9,680,890	—
Less current maturities of long-term debt	1,079,194	—

Long-term debt	$8,601,696	$7,053,877

Standby letters of credit outstanding	$19,275	$58,858

(1)	In accordance with SFAS 6, “Classification of Short-Term Obligations Expected to be Refinanced,” long-term and current maturities of debt reflects the classification of such obligations at June 30, 2007. In July 2007, the parent company completed a private placement of its units. The net proceeds of the private placement were used to retire the $500 Million Term Loan (Equity Bridge), and reduce outstanding principle under the $1.2 Billion Term Loan (Debt Bridge) by $238.0 million. See Note 18 for additional information regarding the private placement. Amounts repaid using net proceeds from the private placement have been presented as long-term given the prospective characterization of such amounts. The remaining balance of the Term Loan (Debt Bridge) at June 30, 2007, after the pro forma application of proceeds from the private placement, has been presented as short-term debt given its May 2008 maturity date.

(2)	In accordance with SFAS 6, long-term and current maturities of debt reflects the classification of such obligations at June 30, 2007 and December 31, 2006. With respect to Senior Notes E due in October 2007, EPO has the ability to use cash and available credit capacity under its Multi-Year Revolving Credit Facility to fund the repayment of this debt. With respect to 6.45% TE Products Senior Notes due in January 2008, TEPPCO has the ability to use available credit capacity under its Revolving Credit Facility to fund the repayment of this debt and classified.

(3)	Represents remaining debt obligations assumed in connection with the GulfTerra Merger.

(4)	The June 30, 2007 amount includes a net $41.3 million liability related to changes in fair value of hedges, a net $15.3 million unamortized discount, and an unamortized deferred gain of $16.3 million related to a terminated interest rate swap. The December 31, 2006 amount includes a net $22.9 million liability related to changes in fair value of hedges, a net $15.3 million unamortized discount, and an unamortized deferred gain of $28.0 million related to a terminated interest rate swap.

     Parent-Subsidiary guarantor relationships
          Enterprise Products Partners acts as guarantor of the debt obligations of EPO, with the exception of the Dixie revolving credit facility and the senior subordinated notes assumed in connection with the GulfTerra Merger. If EPO were to default on any debt that Enterprise Products Partners guarantees, Enterprise Products Partners would be responsible for full repayment of that obligation. Neither the parent company nor Enterprise Products Partners (including EPO) act as guarantor of the debt obligations of Duncan Energy Partners.
          TE Products Pipeline Company, LLC, TCTM, LLC, and TEPPCO Midstream Companies LLC, and Val Verde Gas Gathering Company, LLC (collectively, the “Subsidiary Guarantors”) have issued full, unconditional, and joint and several guarantees of TEPPCO’s Senior Notes and its Revolving Credit Facility. The Subsidiary Guarantors have jointly and severally guaranteed, on a junior subordinated basis, payment of the principal of, premium, if any, and interest on the TEPPCO Junior Subordinated Notes.
     Parent Company debt obligations
          In accordance with GAAP, the parent company consolidates the debt of both Enterprise Products Partners and TEPPCO and their respective consolidated subsidiaries with that of its own; however, the parent company does not have the obligation to make interest or debt payments with respect to the consolidated debt obligations of Enterprise Product Partners, including those of Dixie and Duncan Energy Partners, or TEPPCO.
           Effective on May 7, 2007, the parent company executed a $1.9 billion interim credit facility (“the Credit Agreement”) to purchase ownership interest in Energy Transfer Equity and its general partner and to repay $155.0 million of borrowings under its then existing revolving credit facility. The credit amended and restated facility provides for a $200.0 million revolving credit facility (the “Revolving Credit Facility”), $1.2 billion of term loans (Debt Bridge) (the “Term Loan (Debt Bridge)”) and $500.0 million of term loans (Equity Bridge) (the “Term Loan (Equity Bridge)”).
           The parent company made initial borrowings of $1.8 billion under the Credit Agreement: $1.2 billion under the Term Loan (Debt Bridge) and $500.0 million under the Term Loan (Equity Bridge) to fund the $1.65 billion cash purchase price for the acquisition of membership interests in ETEGP and common units of Energy Transfer Equity, as well as to repay approximately $155.0 million outstanding under its then existing revolving credit facility. The parent company used $738.0 million of net proceeds from a private placement completed in July 2007 (see Note 18) to repay the $500.0 million Term Loan (Equity Bridge) and to reduce amounts outstanding under the Term Loan (Debt Bridge) by $238.0 million. The remaining balances due under the Revolving Credit Facility and Term Loan (Debt Bridge) all mature in May 2008. Management is actively pursuing the long-term refinancing of amounts due in May 2008 and expects to accomplish such refinancing prior to the maturity date of such instruments.
           The Revolving Credit Facility may be used by the parent company to fund working capital and other capital requirements and for general partnership purposes. It offers secured ABR loans (“ABR Loans”) and Eurodollar loans (“Eurodollar Loans”) each having different interest requirements. ABR Loans bear interest at an alternative base rate (the “Alternative Base Rate”) plus an applicable rate (the “Applicable Rate”). The Alternative Base Rate is a rate per annum equal to the greater of: (i) the annual interest rate publicly announced by Citibank, N.A. as its base rate in effect at its principal office in New York, New York (the “Prime Rate”) in effect on such day and (ii) the federal funds effective rate in effect on such day plus 0.50%. The “Applicable Rate” for ABR Loans is 0.25% per annum. The Eurodollar Loans bear interest at a “LIBO rate” (as defined in the Credit Agreement) plus the “Applicable Rate”. The “Applicable Rate” for Eurodollar Loans is 1.75% per annum for the first 105 days after May 7, 2007 and 2.00% per annum thereafter until maturity.

           All borrowings outstanding under the Term Loan (Debt Bridge) will, at the parent company’s option, be made and maintained as ABR Loans or Eurodollar Loans, or a combination thereof. Any amount repaid under the Term Loan (Debt Bridge) may not be reborrowed. The “Applicable Rate” for ABR Loans is 0.25% per annum. The “Applicable Rate” for Eurodollar Loans is 1.75% per annum for the first 105 days after May 7, 2007 and 2.00% per annum thereafter until maturity. Interest rates charged under the Term Loan (Equity Bridge) were the same as those under the Term Loan (Debt Bridge). Any amount repaid under the Term Loan (Equity Bridge) may not be reborrowed.
          Upon receipt by the parent company of net cash proceeds from (i) its issuance of equity and/or indebtedness (other than certain permitted indebtedness) or (ii) asset sales (other than sales of assets having an aggregate fair market value not exceeding $25.0 million during the term of the Credit Agreement), the parent company is required to use such net proceeds to reduce principle amounts outstanding under the facility.
          The Credit Agreement contains customary covenants and events of default. Also, if an event of default occurs and is continuing under the Credit Agreement, the lenders will be able to accelerate the maturity date of amounts borrowed under the credit agreement and exercise other rights and remedies. Additionally, the obligations under the Credit Agreement are secured by substantially all of the parent company’s assets, including the common units of Energy Transfer Equity it owns, but excluding its membership interests in ETEGP.
     EPO debt obligations
          Apart from that discussed below, there have been no significant changes in the terms of EPO’s debt obligations since those reported in our annual report on Form 10-K for the year ended December 31, 2006.
          EPO sold $700.0 million in principal amount of fixed/floating, unsecured, long-term subordinated notes due January 2068 (“Junior Notes B”) during the second quarter of 2007. EPO used the proceeds from this subordinated debt to temporarily reduce borrowings outstanding under its Multi-Year Revolving Credit Facility and for general partnership purposes. EPO’s payment obligations under Junior Notes B are subordinated to all of its current and future senior indebtedness (as defined in the Indenture Agreement). Enterprise Products Partners has guaranteed repayment of amounts due under Junior Notes B through an unsecured and subordinated guarantee.
          The indenture agreement governing Junior Notes B allows EPO to defer interest payments on one or more occasions for up to ten consecutive years subject to certain conditions. During any period in which interest payments are deferred and subject to certain exceptions, neither Enterprise Products Partners nor EPO can declare or make any distributions to any of its respective equity securities or make any payments on indebtedness or other obligations that rank pari passu with or are subordinated to the Junior Notes B. We have no current intention of deferring interest payments on Junior Notes B. Junior Notes B rank pari passu with the Junior Subordinated Notes A due August 2066.
          The Junior Notes B will bear interest at a fixed annual rate of 7.034% from May 2007 to January 2018, payable semi-annually in arrears in January and July of each year, commencing in January 2008. After January 2018, the Junior Notes B will bear variable rate interest at an annual rate equal to the 3-month LIBOR rate for the related interest period plus a spread of 268 basis points or 7.034% per annum, payable quarterly in arrears in January, April, July and October of each year commencing in April 2018. Interest payments may be deferred on a cumulative basis for up to ten consecutive years, subject to the certain provisions. The Junior Notes B mature in January 2068 and are not redeemable by EPO prior to January 2018 without payment of a make-whole premium.
          In connection with the issuance of Junior Notes B, EPO entered into a Replacement Capital Covenant in favor of the covered debt holders (as named therein) pursuant to which EPO agreed for the benefit of such debt holders that it would not redeem or repurchase such junior notes on or before January 15, 2038 unless such redemption or repurchase is made from the proceeds of issuance of certain securities.

     Duncan Energy Partners debt obligation
          We consolidate the debt of Duncan Energy Partners with that of our own; however, we do not have the obligation to make interest payments or debt payments with respect to the debt of Duncan Energy Partners.
          Duncan Energy Partners entered into a $300.0 million revolving credit facility, all of which may be used for letters of credit, with a $30.0 million sublimit for Swingline loans. Letters of credit outstanding under this facility reduce the amount available for borrowings. At the closing of its initial public offering, Duncan Energy Partners made its initial borrowing of $200.0 million under the facility to fund the $198.9 million cash distribution to the EPO and the remainder to pay debt issuance costs. At June 30, 2007, the balance outstanding under this facility was $190.0 million.
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
     TEPPCO debt obligations
          Revolving Credit Facility. TEPPCO has in place a $700.0 million unsecured revolving credit facility, including the issuance of letters of credit (“TEPPCO Revolving Credit Facility”), which matures on December 13, 2011. Commitments under the credit facility may be increased up to a maximum of $850.0 million upon TEPPCO’s request, subject to lender approval and the satisfaction of certain other conditions. The interest rate is based, at TEPPCO’s option, on either the lender’s base rate plus a spread, or LIBOR plus a spread in effect at the time of the borrowings. Financial covenants in the TEPPCO Revolving Credit Facility require that TEPPCO maintain a ratio of Consolidated Funded Debt to Pro Forma EBITDA (as defined and calculated in the facility) of less than 4.75 to 1.00 (subject to adjustment for specified acquisitions) and a ratio of EBITDA to Interest Expense (as defined and calculated in the facility) of at least 3.00 to 1.00, in each case with respect to specified twelve month periods. Other restrictive covenants in the TEPPCO Revolving Credit Facility limit TEPPCO’s ability to, among other things, incur additional indebtedness, make distributions in excess of Available Cash, incur liens, engage in specified transactions with affiliates and complete mergers, acquisitions and sales of assets. The credit agreement restricts the amount of outstanding debt of the Jonah joint venture to debt owing to the owners of its partnership interests and other third-party debt in the principal aggregate amount of $50.0 million and allows for the issuance of certain hybrid securities of up to 15% of our Consolidated Total Capitalization (as defined therein).
          TEPPCO Senior Notes. On January 27, 1998, TE Products Pipeline Company, Limited Partnership, predecessor by merger into TE Products Pipeline Company, LLC (“TE Products”) issued 6.45% Senior Notes and 7.51% Senior Notes (collectively the “TE Products Senior Notes”). The 6.45% TE Products Senior Notes may not be redeemed prior to their scheduled maturity. The 7.51% TE Products Senior Notes are subject to make-whole redemption rights and are redeemable beginning January 15, 2008 at the option of TE Products. The TE Products Senior Notes are unsecured obligations of TE Products and rank pari passu with all other unsecured and unsubordinated indebtedness of TE Products. The indenture governing the TE Products Senior Notes contains covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indenture does not limit TEPPCO’s ability to incur additional indebtedness.
          On February 20, 2002 and January 30, 2003, TEPPCO issued 7.625% Senior Notes and 6.125% Senior Notes, respectively (collectively the “TEPPCO Senior Notes”). The TEPPCO Senior Notes are subject to make-whole redemption rights and are redeemable at any time at TEPPCO’s option. The indentures that govern the TEPPCO Senior Notes contain covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions. However, the indentures do not limit TEPPCO’s ability to incur additional indebtedness.
          TEPPCO Junior Subordinated Notes. In May 2007, TEPPCO sold $300.0 million in principal amount of fixed/floating, unsecured, long-term subordinated notes due June 1, 2067 (“TEPPCO Junior Subordinated Notes”). TEPPCO used the proceeds from this subordinated debt to temporarily reduce borrowings outstanding under its revolving credit facility and for general partnership purposes. The payment obligations under the TEPPCO Junior Subordinated Notes are subordinated to all of its current and future senior indebtedness (as defined in the related indenture).
          The indenture governing the TEPPCO Junior Subordinated Notes does not limit our ability to incur additional debt, including debt that ranks senior to or equally with the Junior Subordinated Notes. The indenture allows us to defer interest payments on one or more occasions for up to ten consecutive years, subject to certain conditions. During any period in which interest payments are deferred and subject to certain exceptions, (i) TEPPCO cannot declare or make any distributions to any of its respective equity securities and (ii) neither TEPPCO nor the Subsidiary Guarantors can make any payments on indebtedness or other obligations that rank pari passu with or are subordinated to the TEPPCO Junior Subordinated Notes.
          The TEPPCO Junior Subordinated Notes bear interest at a fixed annual rate of 7.0% from May 2007 to June 1, 2017, payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2007. After June 1, 2017, the TEPPCO Junior Subordinated Notes will bear interest at a variable annual rate equal to the 3-month LIBOR rate for the related interest period plus 2.7775%, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year commencing September 1, 2017. The TEPPCO Junior Subordinated Notes mature in June 2067. The TEPPCO Junior Subordinated Notes are redeemable in whole or in part prior to June 1, 2017 for a “make-whole” redemption price and thereafter at a redemption price equal to 100% of their principal amount plus accrued interest. The TEPPCO Junior Subordinated Notes are also redeemable prior to June 1, 2017 in whole (but not in part) upon the occurrence of certain tax or rating agency events at specified redemption prices.

          In connection with the issuance of the TEPPCO Junior Subordinated Notes, TEPPCO and its Subsidiary Guarantors entered into a Replacement Capital Covenant in favor of holders (as provided therein) pursuant to which TEPPCO and its Subsidiary Guarantors agreed for the benefit of such debt holders that it would not redeem or repurchase the TEPPCO Junior Subordinated Notes on or before June 1, 2037, unless such redemption or repurchase is from proceeds of issuance of certain securities.
     Dixie Revolving Credit Facility
          There has been no significant changes in the terms of Dixie’s Revolving Credit Facility since those reported in our annual report on Form 10-K for the year ended December 31, 2006.
     Canadian Enterprise Debt Obligations
          In May 2007, Canadian Enterprise Gas Products, Ltd. (“Canadian Enterprise”), a wholly-owned subsidiary of EPO, entered into a $30.0 million Canadian revolving credit facility with The Bank of Nova Scotia. The credit facility, which includes the issuance of letters of credit, matures in October 2011. Letters of credit outstanding under this facility reduce the amount available for borrowings.
          Borrowings may be made in Canadian or U.S. dollars. Canadian denominated borrowings may be comprised of Canadian Prime Rate (“CPR”) loans or Bankers’ Acceptances and U.S denominated borrowings may be comprised of Alternative Base Rate (“ABR”) or Eurodollar loans, each having different interest rate requirements. CPR loans bear interest at a rate determined by reference to the Canadian Prime Rate. ABR loans bear interest at a rate determined by reference to an alternative base rate as defined in the credit agreement. Eurodollar loans bear interest at a rate determined by the LIBO plus an applicable rate as defined in the credit agreement. Bankers’ Acceptances carry interest at the rate for Canadian bankers’ acceptances plus an applicable rate as defined in the credit agreement.
          The credit facility contains customary covenants and events of default. The restrictive covenants limit Canadian Enterprise from materially changing the nature of its business or operations, dissolving, or completing mergers. A continuing event of default would accelerate the maturity of amounts borrowed under the credit facility. The obligations under the credit facility are guaranteed by EPO.
     Covenants
          We are in compliance with the covenants of our consolidated debt agreements at June 30, 2007 and December 31, 2006.
     Information regarding variable interest rates paid
          The following table presents the range of interest rates paid and weighted-average interest rate paid on our consolidated variable-rate debt obligations during the six months ended June 30, 2007.

	Range of	Weighted-average
	interest rates	interest rate
	paid	paid

Parent Company’s $200.0 Million Revolving Credit Facility	7.07% to 8.50%	7.09%
Parent Company’s $1.2 Billion Term Loan Debt Bridge	7.07% to 8.50%	7.09%
Parent Company’s $500.0 Million Term Loan Equity Bridge	7.07% to 8.50%	7.09%
EPO’s Multi-Year Revolving Credit Facility	5.82% to 8.25%	5.86%
Duncan Energy Partners’ Revolving Credit Facility	6.17%	6.17%
TEPPCO’s Revolving Credit Facility	5.86%	5.86%
Dixie Revolving Credit Facility	5.66% to 5.67%	5.66%
Canadian Enterprise Revolving Credit Facility	4.95% to 5.82%	5.77%

     Consolidated debt maturity table
          The following table presents the scheduled maturities of principal amounts of our debt obligations for the next five years and in total thereafter.

2007	$—
2008	1,079,194
2009	500,000
2010	569,068
2011	1,835,000
Thereafter	5,737,881

Total scheduled principal payments	$9,721,143

          In accordance with SFAS 6, long-term and current maturities of debt reflect the classification of such obligations at June 30, 2007.
Note 12. Partners’ Equity and Distributions
          We are a Delaware limited partnership that was formed in April 2005. We are owned 99.99% by our limited partners and 0.01% by EPE Holdings, our sole general partner. EPE Holdings is owned 100% by Dan Duncan LLC, which is wholly-owned by Dan L. Duncan.
          Our units represent limited partner interests, which give the holders thereof the right to participate in distributions and to exercise the other rights or privileges available to them under our First Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).
          In May 2007, we issued an aggregate of 14,173,304 Class B units and 16,000,000 Class C units to DFI and DFIGP in connection with their contribution of 4,400,000 common units representing limited partner interest of TEPPCO and 100% of the general partner interest of TEPPCO GP. Due to common control considerations (see Note 1), the Class B and Class C units are treated as outstanding since February 2005, which was the period that private company affiliates of EPCO first acquired ownership interests in TEPPCO and TEPPCO GP.
          In accordance with the Partnership Agreement, capital accounts are maintained for the general partner and the limited partners of us. The capital account provisions of the Partnership Agreement incorporate principles established for U.S. Federal income tax purposes and are not comparable to the equity accounts reflected under GAAP in our consolidated financial statements. Earnings and cash distributions are allocated to holders of our units and Class B units in accordance with their respective percentage interests.

     Class B and C units
          On July 12, 2007, all of the outstanding 14,173,304 Class B units were converted into units on a one-to-one basis. While outstanding as a separate class, the Class B units (i) entitled the holder to the allocation of income, gain, loss, deduction and credit to the same extent as such items would be allocated to the holder of our units, (ii) entitled the holder to share in our distributions of available cash, and (ii) generally were non-voting.
          The Class C units (i) entitle the holder to the allocation of taxable income, gain, loss, deduction and credit to the same extent as such items would be allocated to the holder if the Class C units were converted and outstanding units; (ii) entitle the holder the right to share in distributions of available cash on and after February 1, 2009, on a pro rata basis with the common units (excluding distributions with respect to any record date prior to February 1, 2009), and (iii) are non-voting, except that, the Class C units shall be entitled to vote as a separate class on any matter that adversely affects the rights or preferences of the Class C units in relation to other classes of partnership interests (including as a result of a merger or consolidation) or as required by law. The approval of a majority of the Class C units is required to approve any matter for which the holders of the Class C units are entitled to vote as a separate class. The Class C units are eligible to be converted to our units on February 1, 2009 on a one-to-one basis. For financial accounting purposes, the Class C units are not allocated any portion of net income until their conversion into units in 2009. In addition, the Class C units are non-participating in current or undistributed earnings and are not entitled to not receive cash distributions until 2009.
     Private Placement
          On July 17, 2007, the parent company completed a private placement of 20,134,220 units to third-party investors at $37.25 per unit pursuant to the terms of a unit purchase agreement. The net proceeds of this private placement, after giving effect to placement agent fees, were approximately $738.0 million. The net proceeds were used to completely repay the $500.0 million outstanding under the parent company’s Term Loan (Equity Bridge) and reduce outstanding principle under its Term Loan (Debt Bridge) by $238.0 million. See Note 18 for information regarding this subsequent event.
     Unit History
          As restated, we had 88,884,116 units, 14,173,304 Class B units and 16,000,000 Class C units outstanding at June 30, 2007 and December 31, 2006.
     Summary of Changes in Limited Partners’ Equity
          The following table details the changes in limited partners’ equity since December 31, 2006:

		Class B	Class C
	Units	Units	Units	Total

Balance, December 31, 2006	$680,919	$357,083	$380,665	$1,418,667
Net income	41,527	33,423	—	74,950
Operating leases paid by EPCO	54	—	—	54
Cash distributions to partners	(63,552)	—	—	(63,552)
Cash distributions to former owner of TEPPCO interests	—	(29,760)	—	(29,760)
Contributions by partners	100	—	—	100
Amortization of equity-based awards	156	—	—	156

Balance, June 30, 2007	$659,204	$360,746	$380,665	$1,400,615

          Our restated limited partner’s equity accounts reflect the issuance of the Class B and C units in February 2005, which was the month in which the TEPPCO and TEPPCO GP interests were first acquired by private company affiliates of EPCO. The total value of the units issued represents the purchase price paid for the acquired TEPPCO and TEPPCO GP interests and was allocated between the Class B units and Class C units based on the relative market value of the Class B and Class C units at the time of issuance.

The relative market value of the Class B units was determined by reference to the closing prices of the parent company’s units for the five day period beginning two trading days prior to May 7, 2007 and ending two trading days thereafter. The value of the Class C units represents a discount to the initial value of the Class B units since the Class C units are non-participating in current or undistributed earnings and are not entitled to not receive cash distributions until 2009.
     Distributions to Partners
          The following table presents our declared quarterly cash distribution rates per common unit during the periods indicated and the related record and distribution payment dates. Actual cash distributions are paid within 50 days after the end of such fiscal quarter.

	Cash Distribution History
	Distribution	Record	Payment
	per Unit	Date	Date

2006
1st Quarter	$0.295	Apr. 28, 2006	May 11, 2006
2nd Quarter	$0.310	Jul. 31, 2006	Aug. 11, 2006
3rd Quarter	$0.335	Oct. 31, 2006	Nov. 9, 2006
4th Quarter	$0.350	Jan. 31, 2007	Feb. 9, 2007

2007
1st Quarter	$0.365	April 30, 2007	May 11, 2007
2nd Quarter	$0.380	July 31, 2007	Aug. 10, 2007
Note 13. Related Party Transactions
     The following table summarizes our related party transactions for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Revenues from consolidated operations:
EPCO and affiliates	$1	$21,884	$3	$22,033
Energy Transfer Equity	42,608	—	42,608	—
Other unconsolidated affiliates	72,147	80,070	127,881	164,598

Total	$114,756	$101,954	$170,492	$186,631

Operating costs and expenses:
EPCO and affiliates	$94,216	$95,474	$194,553	$212,743
Energy Transfer Equity	5,771	—	5,771	—
Other unconsolidated affiliates	13,933	8,818	19,876	16,466

Total	$113,920	$104,292	$220,200	$229,209

General and administrative expenses:
EPCO and affiliates	$25,992	$18,081	$45,643	$34,275

Relationship with EPCO and affiliates
          We have an extensive and ongoing relationship with EPCO and its affiliates, which include the following significant entities that are not part of our consolidated group of companies:
▪	EPCO and its consolidated private company subsidiaries;

▪	EPE Holdings, our general partner; and

▪	the Employee Partnerships (see Note 5).
          Unless noted otherwise, our agreements with EPCO are not the result of arm’s length transactions. As a result, we cannot provide assurance that the terms and provisions of such agreements are at least as favorable to us as we could have obtained from unaffiliated third parties.

          EPCO is a private company controlled by Dan L. Duncan, who is also a director and Chairman of EPE Holdings, EPGP and Duncan Energy Partners. At June 30, 2007, EPCO beneficially owned 107,276,032 (or 90.1%) of the parent company’s outstanding units. In addition, EPCO beneficially owned 146,317,198 (or 33.7%) of Enterprise Products Partners’ outstanding common units, including 13,454,498 common units owned by the parent company. At June 30, 2007, EPCO beneficially owned 16,691,550 (or 18.2%) of TEPPCO’s common units and 38,976,090 (or 17.6%) of Energy Transfer Equity’s common units. Enterprise GP Holdings owns all of the membership interests of EPGP and TEPPCO GP. The principal business activity of EPGP is to act as the sole general partner of Enterprise Products Partners. The principal business activity of TEPPCO GP is to act as the sole general partner of TEPPCO. The executive officers and certain of the directors of EPGP, TEPPCO GP and EPE Holdings are employees of EPCO.
          In December 2006, at a special meeting of TEPPCO’s unitholders, its partnership agreement was amended and restated, and its general partner’s maximum percentage interest in its quarterly distributions was reduced from 50% to 25% in exchange for 14,091,275 common units. Certain of the IDRs held by TEPPCO GP were converted into 14,091,275 common units of TEPPCO. Subsequently, DFIGP transferred the 14,091,275 common units of TEPPCO that it received in connection with the conversion of the IDRs to affiliates of EPCO, including 13,386,711 common units transferred to DFI.
          We, EPE Holdings, TEPPCO, TEPPCO GP, Enterprise Products Partners, EPGP, Energy Transfer Equity and ETEGP are separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are separate from those of EPCO and its other affiliates. EPCO and its private company subsidiaries depend on the cash distributions they receive from us, TEPPCO, Enterprise Products Partners and other investments to fund their other operations and to meet their debt obligations. EPCO and its affiliates received $168.1 million and $148.3 million in cash distributions from us for the six months ended June 30, 2007 and 2006, respectively.
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
          The ownership interests in Enterprise Products Partners, TEPPCO and Energy Transfer Equity that are owned or controlled by us are pledged as security under our credit facility. In addition, substantially all of the ownership interests in the parent company, Enterprise Products Partners, and TEPPCO that are owned or controlled by EPCO and its affiliates, other than those interests owned by the parent company, Dan Duncan LLC and certain trusts affiliated with Dan L. Duncan, are pledged as security under the credit facility of a private company affiliate of EPCO. This credit facility contains customary and other events of default relating to EPCO and certain affiliates, including us, Enterprise Products Partners and TEPPCO.
     EPCO Administrative Services Agreement
          We have no employees. All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”). We and our general partner, Enterprise Products Partners and its general partner, Duncan Energy Partners and its general partner, and TEPPCO and its general partner, among other affiliates, are parties to the ASA.
          Under the ASA, we reimburse EPCO for all costs and expenses it incurs in providing management, administrative and operating services to us. The ASA also addresses potential conflicts that may arise among us, Enterprise GP Holdings, Duncan Energy Partners and other affiliates of EPCO.

Relationships with Unconsolidated Affiliates
     Enterprise Products Partners
          Enterprise Products Partners’ significant related party revenue and expense transactions with our unconsolidated affiliates consist of the sale of natural gas to Evangeline and the purchase of NGL storage, transportation and fractionation services from Promix. In addition, Enterprise Products Partners sells natural gas to Promix and processes natural gas at VESCO.
     TEPPCO
          TEPPCO’s significant related party revenue and expense transactions with our unconsolidated affiliates consist of management, rental and other revenues; transportation expense related to the transportation of crude oil on Seaway and rental expense related to the lease of pipeline capacity on Centennial.
     Energy Transfer Equity
          We acquired equity method investments in Energy Transfer Equity and its general partner in May 2007 (see Note 2). As a result, Energy Transfer Equity and its consolidated subsidiaries became related parties to our consolidated businesses.
          For the two months ended June 30, 2007, Enterprise Products Partners generated $42.6 million of revenues from ETP, primarily from NGL marketing activities, and incurred $5.8 in operating costs and expenses. Enterprise Products Partners has a long-term revenue generating contract with Titan Energy Partners, L.P. (“Titan”), a consolidated subsidiary of ETP. Titan purchases substantially all of its propane requirements from Enterprise Products Partners. The contract continues until March 31, 2010 and contains renewal and extension options. Enterprise Products Partners and another subsidiary of ETP, Energy Transfer Company (“ETC OLP”), transport natural gas on each other’s systems and share operating expenses on certain pipelines. ETC OLP also sells natural gas to Enterprise Products Partners.
          For the two months ended June 30, 2007, TEPPCO generated a nominal amount of revenue from a monthly storage contract with a subsidiary of ETP and did not incur any operating costs or expenses.
          We received $14.6 million in cash distributions from our investments in ETEGP and Equity Transfer Equity in July 2007.
Note 14. Earnings Per Unit
          Basic earnings per unit is computed by dividing net income or loss allocated to limited partner interests by the weighted-average number of distribution-bearing units outstanding during a period. Diluted earnings per unit is computed by dividing net income or loss allocated to limited partners interest by the sum of the weighted-average number of distribution-bearing units outstanding during a period (as used in determining basic earnings per units).
          As consideration for the contribution of 4,400,000 common units of TEPPCO and the 100% membership interest in TEPPCO GP, the parent company issued 14,173,304 Class B units and 16,000,000 Class C units to private company affiliates of EPCO that are under common control with the parent company. As a result of this common control relationship, the Class B units, which are distribution bearing, are treated as outstanding securities for purposes of calculating our basic and diluted earnings per unit. The 16,000,000 Class C units are non-participating in current or undistributed earnings and are not entitled to receive cash distributions until May 2009; thus, they are not considered a potentially dilutive security until that time. See Note 12 for additional information regarding the Class B and C units.

          The following table shows the allocation of net income to our general partner for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net income	$21,503	$30,939	$74,957	$61,602
Multiplied by general partner ownership interest	0.01%	0.01%	0.01%	0.01%

General partner interest in net income	$2	$3	$7	$6

          The following table shows the calculation of our limited partners’ interest in net income and basic and diluted earnings per unit.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Income before change in accounting principle and general partner interest	$21,503	$30,939	$74,957	$61,506
Cumulative effect of change in accounting principle	—	—	—	96

Net income	21,503	30,939	74,957	61,602
General partner interest in net income	(2)	(3)	(7)	(6)

Net income available to limited partners	$21,501	$30,936	$74,950	$61,596

BASIC EARNINGS PER UNIT
Numerator
Income before change in accounting principle and general partner interest	$21,503	$30,939	$74,957	$61,506
Cumulative effect of change in accounting principle	—	—	—	96
General partner interest in net income	(2)	(3)	(7)	(6)

Limited partners’ interest in net income	$21,501	$30,936	$74,950	$61,596

Denominator
Common units	88,884	88,884	88,884	88,884
Class B units	14,173	14,173	14,173	14,173

Total	103,057	103,057	103,057	103,057

Basic earnings per unit
Income before change in accounting principle and general partner interest	$0.21	$0.30	$0.73	$0.60
Cumulative effect of change in accounting principle	—	—	—	*
General partner interest in net income	*	*	*	*

Limited partners’ interest in net income	$0.21	$0.30	$0.73	$0.60

DILUTED EARNINGS PER UNIT
Numerator
Income before change in accounting principle and general partner interest	$21,503	$30,939	$74,957	$61,506
Cumulative effect of change in accounting principle	—	—	—	96
General partner interest in net income	(2)	(3)	(7)	(6)

Limited partners’ interest in net income	$21,501	$30,936	$74,950	$61,596

Denominator
Common units	88,884	88,884	88,884	88,884
Class B units	14,173	14,173	14,173	14,173

Total	103,057	103,057	103,057	103,057

Diluted earnings per unit
Income before change in accounting principle and general partner interest	$0.21	$0.30	$0.73	$0.60
Cumulative effect of change in accounting principle	—	—	—	*
General partner interest in net income	*	*	*	*

Limited partners’ interest in net income	$0.21	$0.30	$0.73	$0.60

*	Amount is negligible

Note 15. Commitments and Contingencies
     Litigation
          On occasion, we or our investees are named as defendants in litigation relating to normal business activities, including regulatory and environmental matters. Although we insure against various business risks to the extent believed prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings as a result of ordinary business activities. The following is a discussion of litigation-related risks by business segment:
          Enterprise Products Partners matters
          On February 13, 2007, EPO received notice from the U.S. Department of Justice (“DOJ”) that it was the subject of a criminal investigation related to an ammonia release in Kingman County, Kansas on October 27, 2004 from a pressurized anhydrous ammonia pipeline owned by a third party, Magellan Ammonia Pipeline, L.P. (“Magellan”). EPO is the operator of this pipeline. On February 14, 2007, EPO received a letter from the Environment and Natural Resources Division (“ENRD”) of the DOJ regarding this incident and a previous release of ammonia on September 27, 2004 from the same pipeline. The ENRD has indicated that it may pursue civil damages against EPO and Magellan as a result of these incidents. Based on this correspondence from the ENRD, the statutory maximum amount of civil fines that could be assessed against EPO and Magellan is up to $17.4 million in the aggregate. EPO is cooperating with the DOJ and is hopeful that an expeditious resolution acceptable to all parties will be reached in the near future. EPO is seeking defense and indemnity under the pipeline operating agreement between it and Magellan. At this time, we do not believe that a final resolution of either the criminal investigation by the DOJ or the civil claims by the ENRD will have a material impact on our consolidated results of operations.
          On October 25, 2006, a rupture in the Magellan Ammonia Pipeline resulted in the release of ammonia near Clay Center, Kansas. Enterprise Products Partners and Magellan are in the process of estimating the repair and remediation costs associated with this release. Environmental remediation efforts continue in and around the site of the release under the supervision and management of affiliates of Magellan. EPO’s operating agreement with Magellan provides EPO with an indemnity clause for claims arising from such releases. At this time, we do not believe that this incident will have a material impact on our consolidated results of operations.
          A number of lawsuits have been filed by municipalities and other water suppliers against various manufacturers of reformulated gasoline containing methyl tertiary butyl ether (“MTBE”). In general, such suits have not named manufacturers of MTBE as defendants, and there have been no such lawsuits filed against Enterprise Products Partners’ subsidiary that owns an octane-additive production facility. It is possible, however, that former MTBE manufacturers, such as Enterprise Products Partners’ subsidiary, could ultimately be added as defendants in such lawsuits or in new lawsuits.
          TEPPCO matters
          On September 18, 2006, Peter Brinckerhoff, a purported unitholder of TEPPCO, filed a complaint in the Court of Chancery of New Castle County in the State of Delaware, in his individual capacity, as a putative class action on behalf of other unitholders of TEPPCO, and derivatively on behalf of TEPPCO, concerning, among other things, certain transactions involving TEPPCO and Enterprise Products Partners or its affiliates. On July 12, 2007, Mr. Brinkerhoff filed an amended complaint. The amended complaint names as defendants (i) TEPPCO, its current and certain former directors, and certain of its affiliates; (ii) Enterprise Products Partners and certain of its affiliates; (iii) EPCO; and (iv) Dan L. Duncan. The amended complaint alleges, among other things, that the defendants caused TEPPCO to enter into certain transactions with Enterprise Products Partners or its affiliates that were unfair to TEPPCO or otherwise unfairly favored Enterprise Products Partners or its affiliates over TEPPCO. These transactions are alleged to include the joint venture to further expand the Jonah Gathering System entered into by TEPPCO and

Enterprise Products Partners in August 2006 and the sale by TEPPCO of its Pioneer natural gas processing plant to Enterprise Products Partners in March 2006. The amended complaint seeks (i) rescission of these transactions or an award of rescissory damages with respect thereto; (ii) damages for profits and special benefits allegedly obtained by defendants as a result of the alleged wrongdoings in the amended complaint; and (iii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts. We believe this lawsuit is without merit and intend to vigorously defend against it.
          On July 27, 2004, TEPPCO received notice from the DOJ of its intent to seek a civil penalty against it related to its November 21, 2001, release of approximately 2,575 barrels of jet fuel from TEPPCO’s 14-inch diameter pipeline located in Orange County, Texas. The DOJ, at the request of the Environmental Protection Agency, is seeking a civil penalty against TEPPCO for alleged violations of the Clean Water Act arising out of this release, as well as three smaller spills at other locations in 2004 and 2005. TEPPCO has agreed with the DOJ on a proposed penalty of $2.9 million, along with TEPPCO’s commitment to implement additional spill prevention measures, and expect to finalize the settlement by the end of 2007. We do not expect this settlement to have a material adverse effect on TEPPCO’s financial position, results of operations or cash flows.
          On September 18, 2005, a propane release and fire occurred at TEPPCO’s Todhunter facility, near Middletown, Ohio. The incident resulted in the death of one of TEPPCO’s employees; there were no other injuries. Repairs to the impacted facilities have been completed. On March 17, 2006, TEPPCO received a citation from the Occupational Safety and Health Administration (“OSHA”) arising out of this incident, with a penalty of $0.1 million. The settlement of this citation did not have a material adverse effect on TEPPCO’s financial position, results of operations or cash flows.
          TEPPCO is also in negotiations with the DOT with respect to a notice of probable violation that it received on April 25, 2005, for alleged violations of pipeline safety regulations at its Todhunter facility, with a proposed $0.4 million civil penalty. TEPPCO responded on June 30, 2005, by admitting certain of the alleged violations, contesting others and requesting a reduction in the proposed civil penalty. We do not expect any settlement, fine or penalty to have a material adverse effect on our financial position, results of operations or cash flows.
          Energy Transfer Equity matters
          In July 2007, ETP announced that it is under investigation by the Federal Energy Regulatory Commission (“FERC”) and Commodity Futures Trading Commission (“CFTC”) with respect to whether ETP engaged in manipulation or improper trading activities in the Houston Ship Channel market around the times of the hurricanes in the fall of 2005 and other prior periods in order to benefit financially from commodities derivative positions and from certain of index-priced physical gas purchases in the Houston Ship Channel market. The FERC is also investigating certain of ETP’s intrastate transportation activities.
          ETP management has stated that it believes that these agencies will require a payment in order to conclude these investigations on a negotiated settlement basis. It is also possible that third parties will assert claims for damages related to these matters. On July 26, 2007, the FERC announced that it was taking preliminary action against ETP and proposed civil penalties of $97.5 million and disgorgement of profits of $70.1 million. Additionally, in its lawsuit, the CFTC is seeking civil penalties of $130,000 per violation or three times the profit gained from each violation and other specified relief. At this time, ETP is unable to predict the outcome of these matters; however, it is possible that the amount it becomes obligated to pay as a result of the final resolution of these matters, whether on a negotiated settlement basis or otherwise, will exceed the amount of existing accrual related to these matters.
          ETP disclosed in its quarterly report on Form 10-Q for the nine months ended May 31, 2007 that its accrued amounts for contingencies and current litigation matters (excluding environmental matters) aggregated $30.3 million. Since ETP’s accrual amounts are non-cash, any cash payment of an amount in resolution of these matters would likely be made from cash from operations or borrowings, which payments would reduce its cash available for distributions either directly or as a result of increased principal and interest payments necessary to service any borrowings incurred to finance such payments. If these payments are substantial, ETP and, ultimately, our investee, Energy Transfer Equity, may experience a material adverse impact on results of operations, cash available for distribution and liquidity.
     Contractual Obligations
          The following information summarizes significant changes in our contractual obligations since December 31, 2006. Amounts presented in the following tables within this section are in millions of dollars.
          Parent company. The following table presents the parent company’s debt obligations as of June 30, 2007 after giving effect to the repayment of $500.0 million in principal due under its Term Loan (Equity Bridge) and $238.0 million under its Term Loan (Debt Bridge) using proceeds from its private placement of 20,134,220 units in July 2007 (see Note 18 for information regarding this subsequent event).

	Payment or Settlement due by Period
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter

Scheduled maturities of long-term debt	$1,079.2	$—	$1,079.2	$—	$—	$—	$—

(1)	See Note 11 for information regarding the parent company’s debt obligations. Amounts due under the parent company’s Term Loan (Debt Bridge) and revolving credit facility are due in May 2008.
          Investment in Enterprise Products Partners. The following table presents Enterprise Products Partners’ consolidated debt obligations as of June 30, 2007 after giving effect to EPO’s issuance of $700.0 million in principal amount of Junior Subordinated Notes B in May 2007 and borrowings by Duncan Energy Partners since its initial public offering in February 2007.

	Payment or Settlement due by Period
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter

Scheduled maturities of long-term debt	$6,313.9	$—	$—	$500.0	$569.0	$1,644.9	$3,600.0
Estimated cash interest payments	8,611.9	194.1	374.9	371.1	330.0	252.8	7,089.0

(1)	Represents consolidated debt obligations of Enterprise Products Partners (see Note 11)., including EPO, Duncan Energy Partners, Dixie and Canadian Enterprise.
          Investment in TEPPCO. The following table presents TEPPCO’s contractual obligations after giving effect to its issuance of $300.0 million in principal amount of Junior Subordinated Notes in May 2007. Except for such changes in TEPPCO’s debt obligations, there were no other significant changes in TEPPCO’s contractual obligations since December 31, 2006.

	Payment or Settlement due by Period
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter

Scheduled maturities of long-term debt	$1,590.0	$—	$—	$—	$—	$200.0	$1,390
Operating lease obligations	69.7	18.7	11.7	8.8	7.3	6.3	16.9
Purchase obligations	15.0	12.9	1.4	0.5	0.1	—	0.1
Capital expenditure commitments	9.5	9.5	—	—	—	—	—

(1)	Represents payment obligations under TEPPCO’s revolving credit facility, junior subordinated notes and senior notes as of June 30, 2007. Amounts presented in the table represent the scheduled future maturities of long-term debt principal for the periods indicated.

(2)	Represents minimum cash lease payment obligations under operating leases with terms in excess of one year at December 31, 2006 for the periods indicated.

(3)	Represents commitments and estimated payment obligations under third-party supplier contracts for products and services at December 31, 2007 for the periods indicated. The estimated future payment obligations are based on the contractual price under each contract for products and services at December 31, 2006.

(4)	Represents unconditional payment obligations to pay vendors for services rendered or products purchased relating to capital projects at December 31, 2006.

     Performance Guaranty
          In December 2004, a subsidiary of Enterprise Products Partners entered into the Independence Hub Agreement with six oil and natural gas producers. Enterprise Products Partners guaranteed to the producers the construction-related performance of its subsidiary up to an amount of $340.8 million. The performance guaranty expired during the second quarter of 2007.
     Other Claims
          As part of our normal business activities with joint venture partners and certain customers and suppliers, we occasionally make claims against such parties or have claims made against us as a result of disputes related to contractual agreements or similar arrangements. As of June 30, 2007, our contingent claims against such parties were approximately $1.9 million and claims against us were approximately $33.8 million. These matters are in various stages of assessment and the ultimate outcome of such disputes cannot be reasonably estimated. However, in our opinion, the likelihood of a material adverse outcome related to disputes against us is remote. Accordingly, accruals for loss contingencies related to these matters, if any, that might result from the resolution of such disputes have not been reflected in our consolidated financial statements.
     Other Commitments
          On December 19, 2006, TEPPCO announced that it had signed an agreement with Motiva Enterprises, LLC (“Motiva”) for the construction and operation of a new refined products storage facility to support the proposed expansion of Motiva’s refinery in Port Arthur, Texas. Under the terms of the agreement, TEPPCO will construct a 5.4 million barrel refined products storage facility for gasoline and distillates. The agreement also provides for a 15-year throughput and dedication of volume, which will commence upon completion of the refinery expansion. The project includes the construction of 20 storage tanks, five 3.5-mile product pipelines connecting the storage facility to Motiva’s refinery, 15,000 horsepower of pumping capacity, and distribution pipeline connections to the Colonial, Explorer and Magtex pipelines. The storage and pipeline project is expected to be completed by January 1, 2010. As a part of a separate but complementary initiative, TEPPCO will construct an 11-mile, 20-inch pipeline to connect the new storage facility in Port Arthur to TEPPCO’s refined products terminal in Beaumont, Texas, which is the primary origination facility for its mainline system. These projects will facilitate connections to additional markets through the Colonial, Explorer and Magtex pipeline systems and provide the Motiva refinery with access to TEPPCO’s pipeline system. The total cost of the project is expected to be approximately $243.0 million, including $20.0 million for the 11-mile, 20-inch pipeline. By providing access to several major outbound refined product pipeline systems, shippers should have enhanced flexibility and new transportation options. Under the terms of the agreement, if Motiva cancels the agreement prior to the commencement date of the project, Motiva will reimburse TEPPCO the actual reasonable expenses it has incurred after the effective date of the agreement, including both internal and external costs that would be capitalized as a part of the project. If the cancellation were to occur in 2007, Motiva would also pay costs incurred to date plus a five percent cancellation fee, with the fee increasing to ten percent after 2007.
          At June 30, 2007, Centennial has $140.0 million outstanding under credit facilities that expire in 2024. Its joint venture partners, TE Products and Marathon have each guaranteed one-half of the repayment of Centennial’s outstanding debt balance (plus interest) under its credit facilities. If Centennial defaults on its outstanding balance, the estimated maximum potential amount of future payments for TE Products and Marathon is $70.0 million each at June 30, 2007. Provisions included in the $140.0 million Centennial credit facility required that certain financial metrics be achieved and for the guarantees to be removed by May 2007. These metrics were not achieved, and the provisions of the Centennial debt agreements were amended in May 2007 to require the guarantees to remain throughout the life of the debt. As a result of the guarantee, TE Products recorded an obligation of $9.9 million, which represents the present value of the estimated amount we would have to pay under the guarantee.

          On October 31, 2006, an FTC order and consent agreement ending its investigation into DFI’s acquisition of TEPPCO GP became final. The order required the divestiture of TEPPCO’s equity interest in Mont Belvieu Storage Partners, L.P., its general partner and certain related assets to one or more FTC-approved buyers in a manner approved by the FTC and subject to its final approval. The order contained no minimum price for the divestiture and required that TEPPCO provide the acquirer or acquirers the opportunity to hire employees who spend more than 10% of their time working on the divested assets. The order also imposed specified operational, reporting and consent requirements on TEPPCO including, among other things, in the event that TEPPCO acquires interests in or operate salt dome storage facilities for NGLs in specified areas. The FTC approved a buyer and sale terms for TEPPCO’s equity interests and certain related assets, and TEPPCO closed on such sale on March 1, 2007.
Note 16. Significant Risks and Uncertainties – Weather-Related Risks
          Certain of Enterprise Products Partners’ key assets are located onshore along the U.S. Gulf Coast and offshore in the Gulf of Mexico. To varying degrees, such locations are vulnerable to weather-related risks such as hurricanes and tropical storms.
          The following table summarizes proceeds Enterprise Products Partners received from business interruption and property damage insurance claims with respect to certain named storms.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Business interruption (“BI”) proceeds:
Hurricane Ivan	$—	$2,021	$377	$12,226
Hurricane Katrina	13,199	—	13,199	—
Hurricane Rita	8,258	—	8,258	—
Other	—	—	996	—

Total BI proceeds	21,457	2,021	22,830	12,226

Property damage (“PD”) proceeds:
Hurricane Ivan	204	—	1,273	24,104
Hurricane Katrina	6,563	—	6,563	—
Other	—	—	184	—

Total PD proceeds	6,767	—	8,020	24,104

Total	$28,224	$2,021	$30,850	$36,330

          To the extent Enterprise Products Partners receives nonrefundable cash proceeds from business interruption insurance claims, they are recorded as a gain in our Unaudited Condensed Statements of Consolidated Operations in the period of receipt.
Note 17. Supplemental Cash Flow Information
          Our Unaudited Condensed Statements of Consolidated Cash Flows are prepared using the indirect method. The indirect method derives net cash flow provided by operating activities by adjusting net income to remove (i) the effects of all deferrals of past operating cash receipts and payments, such as changes during the period in inventory, deferred income and similar transactions, (ii) the effects of all accruals of expected future operating cash receipts and cash payments, such as changes during the period in receivables and payables, (iii) the effects of all items classified as investing or financing cash flows, such as gains or losses on sale of property, plant and equipment or extinguishment of debt, and (iv) other non-cash amounts such as depreciation, amortization and changes in the fair market value of financial instruments.

          The following table presents adjustments to operating account balances necessary to reconcile net income to net cash flow provided by operating activities (i.e. the net effect of changes in operating assets and liabilities). These amounts are not intended to represent the change in the underlying operating accounts during the periods presented.

	For the Six Months
	Ended June 30,
	2007	2006

Decrease (increase) in:
Accounts and notes receivable	$(267,679)	$102,759
Inventories	(31,960)	(122,640)
Prepaid and other current assets	(52,386)	(55,384)
Other assets	1,230	4,705
Increase (decrease) in:
Accounts payable	32,341	29,274
Accrued gas payable	1,082,203	8,475
Accrued expenses	(726,683)	74,760
Accrued interest	15,155	998
Other current liabilities	(38,755)	18,441
Other long-term liabilities	(1,728)	6,397

Net effect of changes in operating accounts	$11,738	$67,785

          Third parties may be obligated to reimburse us for all or a portion of expenditures on certain of our capital projects. The majority of such arrangements are associated with projects related to pipeline construction and production well tie-ins. For the six months ended June 30, 2007 and 2006 we received $48.6 million and $34.9 million, respectively, as contributions in aid of our construction costs.
Note 18. Subsequent Events
     Private Placement of Parent Company units
          On July 17, 2007, the parent company completed a private placement of 20,134,220 units to third party investors at $37.25 per unit pursuant to the terms of a unit purchase agreement. The net proceeds of this private placement, after giving effect to placement agent fees, were approximately $738.0 million. The net proceeds were used to completely repay the $500.0 million outstanding under the EPE Equity (Debt Bridge) and reduce outstanding principal under the EPE Term Loan (Debt Bridge) by approximately $238.0 million.
          The parent company also entered into a registration rights agreement (“registration rights agreement”) with purchasers in this private placement of units. Pursuant to the registration rights agreement, the parent company intends to file a registration statement with the U.S. Securities and Exchange Commission within 90 days after the closing date (i.e. October 15, 2007) and have such registration statement become effective within 150 days of completing the offering (i.e. December 14, 2007). If the registration statement covering the units is not declared effective by the SEC within 150 days after the closing date of the private placement (the “Target Effective Date”), then the parent company will be liable to each Purchaser for liquidated damages, and not as a penalty, of 0.25% of the product of $37.25 (the purchase price) times the number of units purchased by the Purchaser (the “Liquidated Damages Multiplier”) per each non-overlapping 30-day period for the first 60 days following the Target Effective Date, increasing by an additional 0.25% of the Liquidated Damages Multiplier per each non-overlapping 30-day period for each subsequent 60-day period subsequent to the 60 days following the Target Effective Date, up to a maximum of 1.00% of the Liquidated Damages Multiplier per each non-overlapping 30-day period (i.e., 0.25% for 1-60 days; 0.5% for 61-120 days; 0.75% for 121-180 days; and 1.0% thereafter); provided, that the liquidated damages for any period shall be prorated by multiplying the liquidated damages to be paid in a full 30-day period by a fraction, the numerator of which is the number of days for which such liquidated damages are owed, and the denominator of which is 30; and provided further, that the aggregate amount of liquidated damages payable by the Partnership under the Registration Rights

Agreement to each Purchaser shall not exceed 10.0% of the Liquidated Damages Multiplier with respect to such Purchaser.
          The Registration Rights Agreement also provides for the payment of liquidated damages in the event the Partnership suspends the use of the shelf registration statement in excess of permitted periods. In accordance with FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” we have not recorded a liability for this obligation because we believe the likelihood of having to make any payments under this arrangement is remote.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For the three and six months ended June 30, 2007 and 2006
          The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and Notes included under Item 1 of this quarterly report on Form 10-Q. See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for information as to the restatement of our financial and other information due to the acquisition of ownership interests in entities under common control in May 2007 and the reorganization of our business segments.
          Our discussion and analysis includes the following:
▪	Overview of Business, including Recent Developments – Parent Company and Consolidated Operations.

▪	Basis of Presentation – Discusses key considerations in the presentation of financial and operating results as a result of recent investing activities.

▪	Results of Operations – Discusses material quarter-to-quarter variances in our Unaudited Condensed Consolidated Statements of Operations for the parent company and by reportable segment.

▪	Liquidity and Capital Resources – Addresses available sources of liquidity and analyzes cash flows for the parent company and by reportable segment.

▪	Critical Accounting Policies – Presents accounting policies that are among the most significant to the portrayal of our financial condition and results of operations.

▪	Other Items – Includes information related to contractual obligations, off-balance sheet arrangements, related party transactions, recent accounting pronouncements and similar disclosures.
          This discussion contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “could,” “believe,” “may” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct. Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Part II Item 1A, “Risk Factors,” included in this quarterly report on Form 10-Q. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements.
          Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
Key References Used in this Quarterly Report
          References to “we,” “us,” “our,” or “the Company” are intended to mean the business and operations of Enterprise GP Holdings L.P. and its consolidated subsidiaries.
          References to “the parent company” mean Enterprise GP Holdings L.P., individually as the parent company, and not on a consolidated basis.

          References to “EPE Holdings” mean EPE Holdings, LLC, which is the general partner of the parent company.
          References to “Enterprise Products Partners” mean the business and operations of Enterprise Products Partners L.P. and its consolidated subsidiaries.
          References to “EPGP” mean Enterprise Products GP, LLC, which is the general partner of Enterprise Products Partners.
          References to “EPO” mean Enterprise Products Operating LLC (as successor in interest by merger to Enterprise Products Operating L.P.), which is the operating subsidiary of Enterprise Products Partners.
          References to “Duncan Energy Partners” mean Duncan Energy Partners L.P., which is a consolidated subsidiary of EPO.
          References to “TEPPCO” mean the business and operations of TEPPCO Partners, L.P. and its consolidated subsidiaries.
          References to “TEPPCO GP” mean Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO.
          References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”).
          References to “ETEGP” mean LE GP, LLC, which is the general partner of Energy Transfer Equity.
          References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”) and EPE Unit III, L.P. (“EPE Unit III”), collectively, which are private company affiliates of EPCO, Inc.
          References to “MLP Entities” mean Enterprise Products Partners, TEPPCO and Energy Transfer Equity.
          References to “Controlled Entities” mean Enterprise Products Partners and TEPPCO.
          References to “Controlled GP Entities” mean TEPPCO GP and EPGP.
          References to “EPCO” mean EPCO, Inc., which is a related party affiliate to all of the foregoing named entities.
          The parent company, Enterprise Products Partners, EPGP, TEPPCO, TEPPCO GP, the Employee Partnerships and EPCO are affiliates under common control of Mr. Duncan. Enterprise Products Partners and TEPPCO and their respective general partners have been under Mr. Duncan’s indirect control for all periods presented in this quarterly report on Form 10-Q. We do not control Energy Transfer Equity or ETEGP.
Overview of Business
          Enterprise GP Holdings L.P., the parent company, is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “EPE.” The current business of Enterprise GP Holdings L.P. is to own general and limited partner interests of publicly traded partnerships engaged in the midstream energy industry and related businesses.
          The parent company was formed in April 2005 and completed its initial public offering of 14,216,784 common units in August 2005. The parent company is owned 99.99% by its limited partners and 0.01% by its general partner, EPE Holdings. EPE Holdings is a wholly owned subsidiary of Dan Duncan, LLC, the membership interests of which are owned by Dan L. Duncan.
          The parent company has no operations apart from its investing activities. Its primary cash requirements are for general and administrative costs, debt service requirements and distributions to its partners. The parent company’s assets and liabilities are not available to satisfy the debts and other obligations of its investees. Conversely, the assets and liabilities of the parent company’s investees are not available to satisfy the debts and obligations of the parent company. The primary objective of the parent company is to increase cash available for distributions to its unitholders and, accordingly, the value of its limited partner interests.
     Enterprise Products Partners
          The parent company acquired an investment in Enterprise Products Partners and EPGP in August 2005. The parent company owns 13,454,498 common units of Enterprise Products Partners and 100% of EPGP, which is entitled to 2% of the cash distributions paid by Enterprise Products Partners and holds the associated incentive distribution rights (“IDRs”) of Enterprise Products Partners. As an incentive, EPGP’s percentage interest in Enterprise Products Partners’ quarterly cash distributions is increased after certain specified target levels of distribution rates are met by Enterprise Products Partners.
          Enterprise Products Partners is a publicly traded (NYSE: EPD) North American midstream energy company providing a wide range of services to producers and consumers of natural gas, natural gas liquids (“NGLs”), crude oil, and certain petrochemicals. In addition, Enterprise Products Partners is an industry leader in the development of pipeline and other midstream energy infrastructure in the continental United States and Gulf of Mexico. Its midstream energy asset network links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the United States, Canada and the Gulf of Mexico with domestic consumers and international markets.
          Enterprise Products Partners transports natural gas, NGLs, crude oil and petrochemical products through more than 35,000 miles of onshore and offshore pipelines. Services include natural gas gathering, processing, transportation and storage; NGL fractionation (or separation), transportation, storage and import and export terminaling; crude oil transportation; offshore production platform services; and petrochemical pipeline and services.
     TEPPCO
          The parent company acquired 4,400,000 common units of TEPPCO and 100% of the member interests of TEPPCO GP (including related IDRs) on May 7, 2007. TEPPCO GP is entitled to 2% of the cash distributions paid by TEPPCO and holds the associated IDRs of TEPPCO. As an incentive, TEPPCO GP’s percentage interest in TEPPCO’s quarterly cash distributions is increased after certain specified target levels of distribution rates are met by TEPPCO.
          TEPPCO is a publicly traded (NYSE: TPP) North American midstream energy company that owns and operates refined products and LPG pipelines; owns and operates petrochemical and NGL pipelines; is engaged in transportation, storage, gathering and marketing of crude oil; owns and operates natural gas gathering systems; and has ownership interests in various joint venture projects including the Seaway and Centennial pipelines. The business purpose of TEPPCO GP is to manage the affairs and operations of TEPPCO. TEPPCO GP has no separate business activities outside of those conducted by TEPPCO. The commercial management of TEPPCO does not overlap with that of Enterprise Products Partners or Energy Transfer Equity.
     Energy Transfer Equity
          The parent company acquired its non-controlling limited and general partner interests in Energy Transfer Equity and ETEGP on May 7, 2007 from third-parties. On May 7, 2007, the parent company entered into a securities purchase agreement pursuant to which 38,976,090 common units of Energy

Transfer Equity and approximately 34.9% of the membership interests in ETEGP were acquired for $1.65 billion in cash. ETEGP currently owns an approximate 0.3% general partner interest in Energy Transfer Equity and has no incentive distribution rights in the quarterly cash distributions of Energy Transfer Equity.
          Energy Transfer Equity is a publicly traded Delaware limited partnership formed in 2002 that completed its initial public offering in February 2006. Energy Transfer Equity’s only cash generating assets are its direct and indirect investments in limited and general partner interests of ETP. Energy Transfer Equity owns common units and the 2% general partner interest of ETP (including 100% of the incentive distribution rights held by the general partner of ETP).
          The business purpose of ETEGP is to manage the affairs and operations of Energy Transfer Equity. ETEGP has no separate business activities outside of those conducted by Energy Transfer Equity. The commercial management of Energy Transfer Equity does not overlap with that of Enterprise Products Partners or TEPPCO.
          ETP is a publicly traded partnership owning and operating a diversified portfolio of midstream energy assets. ETP’s natural gas operations include natural gas gathering and transportation pipelines, interstate transmission pipelines, natural gas treating and processing assets located in Texas and Louisiana, and three natural gas storage facilities located in Texas. These assets include approximately 12,200 miles of intrastate pipeline in service, with an additional 500 miles of intrastate pipeline under construction, and 2,400 miles of interstate pipeline. ETP is also one of the three largest retail marketers of propane in the U. S., serving more than one million customers across the country.
          Since we do not control Energy Transfer Equity or ETEGP, our equity earnings are based on estimates derived from the public SEC filings of Energy Transfer Equity. The fiscal year of Energy Transfer Equity ends August 31; therefore, their quarterly financial reporting timeframes do not coincide with ours. As a result, we estimate our share of equity earnings based on their published data. Our estimates may differ from those that Energy Transfer Equity might publish if their fiscal periods matched ours.
     Recent Developments — Private Placement of units by Parent Company in July 2007
          On July 17, 2007, the parent company completed a private placement of 20,134,220 units to third party investors at $37.25 per unit pursuant to the terms of a unit purchase agreement. The net proceeds of this private placement, after giving effect to placement agent fees, were approximately $738.0 million. The net proceeds were used to completely repay the $500.0 million outstanding under the EPE Equity (Debt Bridge) and reduce outstanding principal under the EPE Term Loan (Debt Bridge) by approximately $238.0 million.
          The parent company also entered into a registration rights agreement (“registration rights agreement“) with purchasers in this private placement of units. Pursuant to the registration rights agreement, the parent company intends to file a registration statement with the U.S. Securities and Exchange Commission within 90 days after the closing date (i.e. October 15, 2007) and have such registration statement become effective within 150 days of completing the offering (i.e. December 14, 2007). If the registration statement covering the units is not declared effective by the SEC within 150 days after the closing date of the private placement (the “Target Effective Date”), then the parent company will be liable to each Purchaser for liquidated damages, and not as a penalty, of 0.25% of the product of $37.25 (the purchase price) times the number of units purchased by the Purchaser (the “Liquidated Damages Multiplier”) per each non-overlapping 30-day period for the first 60 days following the Target Effective Date, increasing by an additional 0.25% of the Liquidated Damages Multiplier per each non-overlapping 30-day period for each subsequent 60-day period subsequent to the 60 days following the Target Effective Date, up to a maximum of 1.00% of the Liquidated Damages Multiplier per each non-overlapping 30-day period (i.e., 0.25% for 1-60 days; 0.5% for 61-120 days; 0.75% for 121-180 days; and 1.0% thereafter); provided, that the liquidated damages for any period shall be prorated by multiplying the liquidated damages to be paid in a full 30-day period by a fraction, the numerator of which is the number of days for which such liquidated damages are owed, and the denominator of which is 30; and provided further, that the aggregate amount of liquidated damages payable by the Partnership under the Registration Rights Agreement to each Purchaser shall not exceed 10.0% of the Liquidated Damages Multiplier with respect to such Purchaser.
          The Registration Rights Agreement also provides for the payment of liquidated damages in the event the Partnership suspends the use of the shelf registration statement in excess of permitted periods. In accordance with FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” we have not recorded a liability for this obligation because we believe the likelihood of having to make any payments under this arrangement is remote.
Basis of Presentation
          Effective with the second quarter 2007, our consolidated and parent-only financial statements and related notes have been restated to reflect the acquisition of partnership interests in TEPPCO GP and TEPPCO in May 2007 and the resulting reorganization of our business segments.
          Generally accepted accounting principles in the United States (“GAAP”) require, in most circumstances, a general partner to consolidate the financial statements of its respective limited partnership due to the general partner’s ability to control the actions of the limited partnership. As a result, our general purpose financial statements reflect the consolidated results of EPGP with those of Enterprise Products Partners and TEPPCO GP with those of TEPPCO. We control both EPGP and TEPPCO GP through our ownership of 100% of the member interests of each.
          The acquisition of ownership interests in EPGP, Enterprise Products Partners, TEPPCO and TEPPCO GP were accounted for at historical costs as a reorganization of entities under common control in a manner similar to a pooling of interests. We acquired our ownership interests in EPGP and Enterprise Products Partners in August 2005 from private company affiliates of EPCO. Likewise, we acquired our ownership interests in TEPPCO and TEPPCO GP in May 2007 from private company affiliates of EPCO. The inclusion of TEPPCO and TEPPCO GP in our financial statements was effective January 1, 2005 since affiliates of EPCO under common control with the parent company originally acquired ownership interests in TEPPCO and TEPPCO GP in February 2005.
          Our restated Unaudited Condensed Consolidated Financial Statements and Notes continue to reflect the parent company’s share of earnings, cash flows and net assets in Enterprise Products Partners and EPGP as before. With respect to TEPPCO and TEPPCO GP, our consolidated financial statements also reflect the parent company’s deemed investments in TEPPCO and TEPPCO GP. All earnings derived from IDRs and TEPPCO common units in excess of those allocated to the parent company are presented as a component of minority interest in our consolidated financial statements. In addition, the former owners of the TEPPCO and TEPPCO GP interests and rights were allocated all cash receipts from these investments during the periods they owned such interests prior to May 7, 2007. This method of presentation is intended to show how the combination of investments would have affected our business. For additional information regarding this method of presentation, see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements.
          The supplemental financial information we provide for the parent company was prepared using the assumptions outlined above for our general purpose Unaudited Condensed Consolidated Financial Statements.
          We revised our business segment disclosures to reflect the fundamental change in the parent company’s investment portfolio resulting from its acquisition of interests in TEPPCO, TEPPCO GP, Energy Transfer Equity and ETEGP on May 7, 2007. Our reorganized business segments reflect the manner in which these investments are managed and reviewed by our chief operating decision maker. The new reportable segments are (i) Investment in Enterprise Products Partners, (ii) Investment in TEPPCO and (iii) Investment in Energy Transfer Equity.

Results of Operations
          As discussed under “Basis of Presentation,” our general purpose Unaudited Condensed Consolidated Financial Statements include the underlying results for EPGP and Enterprise Products Partners and TEPPCO GP and TEPPCO.
          Our results of operations and financial condition are subject to a variety of risks. For information regarding some, but not all, of these risk factors, see Part II, Item 1A of this quarterly report on Form 10-Q.
          Effective with the period ending June 30, 2007, the Company has three principal operating segments: (i) Investment in Enterprise Products Partners, (ii) Investment in TEPPCO and (iii) Investment in Energy Transfer Equity. Our investing activities are organized into business segments that reflect how the parent company’s chief operating decision maker (i.e. our chief executive officer) routinely monitors the financial performance of its investments. Each investee has separate operating management and boards of directors, with each board having three independent directors.
          Our Investment in Enterprise Products Partners business segment reflects the consolidated operations of Enterprise Products and its general partner, EPGP. Our Investment in TEPPCO reflects the consolidated operations of TEPPCO and its general partner, TEPPCO GP. As discussed previously, the Investment in TEPPCO segment represents the historical operations of TEPPCO and TEPPCO GP that were under common control with us prior to our acquisition of these interests in May 2007. TEPPCO and Enterprise Products Partners are joint venture partners in the Jonah Gathering System (“Jonah”), which is a natural gas pipeline located in southwest Wyoming. Within their respective financial statements, Enterprise Products Partners and TEPPCO account for their joint venture in Jonah using the equity method of accounting. As a result of common control at the parent company-level, we classify the assets and results of operations from Jonah within our Investment in TEPPCO segment.
          Our Investment in Energy Transfer Equity business segment reflects our non-controlling equity method investment in Energy Transfer Equity and its general partner, ETEGP. Financial information pertaining to this segment is based primarily on publicly available information of Energy Transfer Equity.
          We evaluate segment performance based on operating income. In addition, our measure of operating income includes earnings from equity method unconsolidated affiliates. For additional information regarding our business segments, see Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

          The following table summarizes our financial information by business segment for the periods indicated (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Revenues:
Investment in Enterprise Products Partners	$4,212,806	$3,517,853	$7,535,660	$6,767,927
Investment in TEPPCO	2,095,999	2,424,289	4,131,151	4,966,128
Eliminations	(14,535)	(16,978)	(32,266)	(26,126)

Total revenues	6,294,270	5,925,164	11,634,545	11,707,929

Costs and expenses:
Investment in Enterprise Products Partners	3,992,146	3,342,536	7,133,341	6,401,679
Investment in TEPPCO	2,021,599	2,366,490	3,953,204	4,843,850
Other, non-segment including parent	(12,488)	(18,133)	(21,345)	(25,002)

Total costs and expenses	6,001,257	5,690,893	11,065,200	11,220,527

Equity earnings (loss):
Investment in Enterprise Products Partners	(7,311)	8,012	(2,087)	12,041
Investment in TEPPCO	(2,429)	2,675	(2,130)	3,664
Investment in Energy Transfer Equity	2,774	—	2,774	—

Total equity earnings (loss)	(6,966)	10,687	(1,443)	15,705

Operating income:
Investment in Enterprise Products Partners	213,349	183,329	400,232	378,289
Investment in TEPPCO	71,971	60,474	175,817	125,942
Investment in Energy Transfer Equity	2,774	—	2,774	—
Other, non-segment including parent	(2,047)	1,155	(10,921)	(1,124)

Total operating income	286,047	244,958	567,902	503,107
Interest expense	(116,222)	(77,844)	(204,347)	(159,128)
Provision for income taxes	1,651	(6,785)	(7,152)	(9,677)
Other income, net	3,879	3,863	66,296	6,744

Income before minority interest and accounting change	175,355	164,192	422,699	341,046
Minority interest	(153,852)	(133,253)	(347,742)	(279,540)
Cumulative effect of change in accounting principle	—	—	—	96

Net income	$21,503	$30,939	$74,957	$61,602

          See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements for financial information regarding the parent company. The following information is a detailed analysis of our operating income by business segment:
     Comparison of Three Months Ended June 30, 2007 with Three Months Ended June 30, 2006
          Investment in Enterprise Products Partners. Segment revenues increased $695.0 million quarter-to-quarter primarily due to higher energy commodity sales volumes and prices in the second quarter of 2007 relative to the second quarter of 2006. Revenues for the second quarter of 2007 include $21.5 million of proceeds from business interruption insurance associated with Hurricanes Katrina and Rita in 2005. Revenues for the second quarter of 2006 include $2.0 million of business interruption insurance proceeds associated with Hurricane Ivan in 2004.
          Segment costs and expenses increased $649.6 million quarter-to-quarter. The increase in consolidated operating costs and expenses is primarily due to an increase in the cost of sales associated with Enterprise Products Partners’ marketing activities. The cost of sales of its NGL, natural gas and petrochemical products increased $423.4 million quarter-to-quarter as a result of an increase in sales volumes and higher energy commodity prices. In addition, the second quarter of 2007 includes $54.0 million of consolidated operating costs and expenses attributable to businesses Enterprise Products Partners acquired or assets it placed in-service after the second quarter of 2006.

          Changes in Enterprise Products Partners’ revenues and costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices. The weighted-average indicative market price for NGLs was $1.13 per gallon during the second quarter of 2007 versus $1.04 per gallon during the second quarter of 2006. Our determination of the weighted-average indicative market price for NGLs is based on U.S. Gulf Coast prices for such products at Mont Belvieu, Texas, which is the primary industry hub for domestic NGL production. The market price of natural gas (as measured at Henry Hub) averaged $7.55 per MMBtu during the second quarter of 2007 versus $6.80 per MMBtu during the second quarter of 2006.
          Segment operating income increased $30.0 million quarter-to-quarter due to strength in the underlying performance of Enterprise Products Partners. Enterprise Products Partners operates in four primary business lines: NGL Pipelines & Services, Onshore Natural Gas Pipelines & Services, Offshore Pipelines & Services and Petrochemical Services.
          Segment operating income attributable to NGL Pipelines & Services increased $42.4 million quarter-to-quarter primarily due to strong demand for NGLs in the second quarter of 2007 compared to the 2006 period resulting in higher natural gas processing margins, increased Equity NGL production and higher NGL throughput volumes at certain of Enterprise Products Partners’ pipelines and fractionation facilities. Equity NGL production represents the NGL volumes that Enterprise Products Partners earns and takes title to as a result of providing natural gas processing services. In addition, the change in operating income attributed to NGL Pipelines & Services reflects an $18.2 million increase in proceeds from business interruption insurance claims related to Hurricanes Katrina, Rita and Ivan.
          Segment operating income attributable to Onshore Natural Gas Pipelines & Services decreased $10.7 million quarter-to-quarter primarily due to lower natural gas sales margins and higher maintenance and pipeline integrity costs during the second quarter of 2007 compared to the second quarter of 2006.
          Segment operating income attributable to Offshore Pipelines & Services increased $5.3 million quarter-to-quarter primarily due to the start-up of Enterprise Products Partners’ Independence project. The second quarter of 2007 includes $13.7 million of demand fee revenues associated with the Independence Hub platform. Also, the second quarter of 2007 includes $1.3 million of business interruption insurance recoveries compared to none in the second quarter of 2006.
          Segment operating income attributable to Petrochemical Services decreased $8.4 million quarter-to-quarter primarily due to lower sales margins from Enterprise Products Partners’ octane enhancement business.
          Investment in TEPPCO. Segment revenues decreased by $328.3 million quarter-to-quarter primarily due to a decrease in energy commodity prices partially offset by increased volumes transported, gathered and marketed. Sales of crude oil petroleum products, which are part of TEPPCO’s Upstream business line, decreased by $350.0 million as a result of lower crude oil prices and lower terminalling revenues, partially offset by increased volumes marketed. As measured by NYMEX, the average price of crude oil decreased from $70.72 per barrel during 2006 to $65.02 per barrel during 2007. Revenues from TEPPCO’s Downstream business line increased $13.8 million primarily due to colder than normal weather in April 2007 and increased volumes transported. Costs and expenses decreased $344.9 million quarter-to-quarter primarily due to a $350.3 million decrease in the cost of sales primarily associated with TEPPCO’s crude oil marketing activities.
          Segment operating income increased $11.5 million quarter-to-quarter due to the underlying results of TEPPCO’s three primary business lines: Downstream, Upstream and Midstream. Segment operating income attributable to Midstream increased $9.6 million quarter-to-quarter primarily due to earnings growth from system expansions on the Jonah Gas Gathering System in Wyoming. Segment operating income attributable to Downstream increased $2.7 million primarily due to an increase in transportation revenues resulting from colder than normal weather in April 2007. Segment operating income attributable to Upstream decreased $3.3 million quarter-to-quarter primarily due to decreased earnings from Seaway as a result of lower transportation volumes, which were negatively impacted by the unexpected temporary shut-down of several regional refineries for maintenance and repairs and other factors.

          Investment in Energy Transfer Equity. We recorded an aggregate $2.8 million of equity earnings (net of $6.6 million of excess cost amortization) from Energy Transfer Equity and ETEGP for the 55 days that we owned an investment in these entities during the three months ended June 30, 2007. Since we do not control Energy Transfer Equity or ETEGP, our equity earnings are based on estimates derived from the public SEC filings of Energy Transfer Equity. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the excess cost amounts associated with our Investment in Energy Transfer Equity.
          We received our first cash distribution from Energy Transfer Equity and ETEGP in July 2007 in an amount of $14.6 million.
          See “Significant Risks and Uncertainties” for information regarding recent actions taken by the Federal Energy Regulatory Commission (“FERC”) and Commodity Futures Trading Commission (“CFTC”) involving ETP.
     Comparison of Six Months Ended June 30, 2007 with Six Months Ended June 30, 2006
          Investment in Enterprise Products Partners. Segment revenues increased $767.7 million period-to-period primarily due to higher energy commodity sales volumes and prices in the first six months of 2007 relative to the 2006 period. Revenues for the first six months of 2007 include $22.8 million of proceeds from business interruption insurance associated with Hurricanes Katrina and Rita in 2005. Revenues for the first six months of 2006 include $12.2 million of business interruption insurance proceeds associated with Hurricane Ivan in 2004.
          Segment costs and expenses increased $731.7 million period-to-period. The increase in consolidated operating costs and expenses is primarily due to an increase in the cost of sales associated with Enterprise Products Partners’ marketing activities. The cost of sales of its NGL, natural gas and petrochemical products increased $424.9 million period-to-period as a result of an increase in sales volumes and higher energy commodity prices. In addition, the first six months of 2007 includes $98.7 million of consolidated operating costs and expenses attributable to businesses Enterprise Products Partners acquired or assets it placed in-service after the second quarter of 2006.
          Changes in Enterprise Products Partners’ revenues and costs and expenses period-to-period are explained in part by changes in energy commodity prices. The weighted-average indicative market price for NGLs was $1.04 per gallon for the six months ended June 30, 2007 versus $0.99 per gallon during the first six months of 2006—a period-to-period increase of 5%. The Henry Hub market price for natural gas averaged $7.16 per MMBtu for the first six months of 2007 versus $7.91 per MMBtu during the 2006 period.
          Total segment operating income increased $21.9 million period-to-period. Segment operating income attributable to NGL Pipelines & Services increased $55.6 million period-to-period primarily due to strong demand for NGLs in the first six months of 2007 compared to the 2006 period resulting in higher natural gas processing margins, increased Equity NGL production and fee-based processing volumes and higher NGL throughput volumes at certain of Enterprise Products Partners’ pipelines and fractionation facilities. In addition, the change in operating income attributed to NGL Pipelines & Services reflects an $11.3 million increase in proceeds from business interruption insurance claims related to Hurricanes Katrina, Rita and Ivan.
          Segment operating income attributable to Onshore Natural Gas Pipelines & Services decreased $38.3 million period-to-period primarily due to lower natural gas sales margins and higher maintenance and pipeline integrity costs during the first six months of 2007 compared to the first six months of 2006.
          Segment operating income attributable to Offshore Pipelines & Services increased $5.3 million period-to-period primarily due to the start-up of the Independence Hub platform. The first six months of 2007 include $17.6 million of demand fee revenues from the Independence Hub platform. Operating income attributed to Offshore Pipelines & Services for the first six months of 2007 reflects $1.3 million of proceeds from business interruption insurance claims versus $1.9 million for the first six months of 2006.
          Segment operating income attributable to Petrochemical Services increased $0.3 million period-to-period largely due to higher butane isomerization volumes and isooctane production volumes.
          Investment in TEPPCO. Segment revenues decreased by $835.0 million period-to-period primarily due to a decrease in energy commodity prices partially offset by increased volumes transported, gathered and marketed. Sales of crude oil petroleum products, which are part of TEPPCO’s Upstream business line, decreased by $909.4 million as a result of lower crude oil prices and the adoption of EITF 04-13 on April 1, 2006, which reduced revenues in 2007 relative to 2006 (and had an offsetting impact on costs and expenses). As measured by NYMEX, the average price of crude oil decreased from $67.10 per barrel during 2006 to $61.65 per barrel during 2007. Revenues from TEPPCO’s Downstream business line increased $34.7 million primarily due to colder than normal weather in 2007 and increased volumes transported. Costs and expenses decreased $890.6 million period-to-period primarily due to a $919.5 million decrease in the cost of sales primarily associated with TEPPCO’s crude oil marketing activities and the adoption of EITF 04-13 on April 1, 2006, lower pipeline operating costs as a result of the migration to a shared services environment with EPCO and lower pipeline inspection and repair costs.
          Segment operating income increased $49.9 million period-to-period due to the underlying results of TEPPCO’s three primary business lines: Downstream, Upstream and Midstream. Segment operating income attributable to Downstream increased $33.1 million primarily due to gains recognized from the sale of various assets during 2007, an increase in transportation revenues resulting from colder winter weather in 2007, lower operating costs resulting from the migration into a shared services environment and lower pipeline inspection and repair costs, partially offset by lower earnings from TEPPCO’s investment in Mont Belvieu Storage Partners as a result of its sale on March 1,2007. Segment operating income attributable to Midstream increased $7.0 million period-to-period primarily due to earnings growth from system expansions on the Jonah Gas Gathering System in Wyoming. Segment operating income attributable to Upstream increased $5.3 million period-to-period primarily due to improved margins from crude oil marketing and increased product measurement gains, partially offset by higher pipeline operating and maintenance expense and decreased earnings from Seaway.
          Investment in Energy Transfer Equity. We recorded an aggregate $2.8 million of equity earnings (net of $6.6 million of excess cost amortization) from Energy Transfer Equity and ETEGP for the 55 days that we owned an investment in these entities during the second quarter of 2007.
     Interest expense
          The following table presents the components of interest expense as presented in our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Interest expense attributable to:
Consolidated debt obligations of Enterprise Products Partners	$71,275	$56,336	$134,633	$114,410
Consolidated debt obligations of TEPPCO	22,785	19,198	44,996	40,341
Parent company debt obligations	22,162	2,310	24,718	4,377

Total interest expense	$116,222	$77,844	$204,347	$159,128

          See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our consolidated debt obligations, which include the consolidated debt obligations of Enterprise Products Partners and TEPPCO.
          Consolidated debt obligations of Enterprise Products Partners. Consolidated borrowings of Enterprise Products Partners have increased period-to-period primarily due to the financing of its capital spending program. Interest expense for the three months ended June 30, 2007 was $14.9 million higher than that recorded for the same three month period in 2006. The increase is primarily due to EPO’s issuance of junior subordinated notes during the third quarter of 2006 (principal amount of $550.0 million) and second quarter of 2007 (principal amount of $700.0 million). In addition, Enterprise Products Partners’ consolidated interest expense for the three months ended June 30, 2007 includes $2.4 million associated with Duncan Energy Partners’ credit facility. Interest expense for the six months ended June 30, 2007 increased $20.2 million over that recorded during the same six month period in 2006 primarily due to the issuance of EPO’s junior subordinated notes and borrowings by Duncan Energy Partners.
           Consolidated debt obligations of TEPPCO. Interest expense increased $3.6 million for the three months ended June 30, 2007, compared with the three months ended June 30, 2006. The quarter-to-quarter increase is primarily due to expense reductions recorded in the second quarter of 2006 related to interest rate swaps and the issuance by TEPPCO of its junior subordinated notes in May 2007. Interest expense increased $4.7 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, for the same reasons.
          Parent company debt obligations. Parent company interest expense for the three months ended June 30, 2007 increased $19.9 million over that recorded during the same three month period in 2007. The increase in interest expense is attributable to $1.65 billion borrowed under interim credit facilities in May 2007 in connection with the acquisition of partnership interests in Energy Transfer Equity. Interest expense increased $20.3 million for the six months ended June 30, 2007, compared with the six months ended June 30, 2006, for the same reasons.
     Provision for income taxes
          Provision for income taxes for the three months ended June 30, 2007 decreased $8.4 million compared to the same period in 2006 primarily due to losses recorded by Dixie Pipeline Company, which is subject to taxation, during the 2007 period and the initial recognition of the Texas Margin Tax during the 2006 period.
     Other income, net
          On March 1, 2007, TEPPCO sold its 49.5% ownership interest in Mont Belvieu Storage Partners, L.P. (“MB Storage”) and its 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) to Louis Dreyfus for approximately $137.6 million in cash. TEPPCO recognized a gain of approximately $59.6 million related to its sale of these equity interests, which is included in other income for the six months ended June 30, 2007.
     Minority interest expense
          The following table presents the components of minority interest expense as presented on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Limited partners of Enterprise Products Partners	$110,004	$99,802	$192,408	$206,972
Limited partners of Duncan Energy Partners	3,283	—	6,114	—
Related party former owners of TEPPCO GP	—	3,631	—	8,788
Limited partners of TEPPCO	38,108	29,282	143,933	61,044
Joint venture partners	2,457	538	5,287	2,736

Total	$153,852	$133,253	$347,742	$279,540

          Minority interest expense amounts attributable to the limited partners of Enterprise Products Partners, Duncan Energy Partners and TEPPCO primarily represent allocations of earnings by these entities to their unitholders, excluding those earnings allocated to the parent company in connection with its ownership of common units of Enterprise Products Partners and TEPPCO.
     Significant Risks and Uncertainties
          Weather-Related Risks – Enterprise Products Partners. Certain of Enterprise Products Partners’ key assets are located onshore along the U.S. Gulf Coast and offshore in the Gulf of Mexico. To varying degrees, such locations are vulnerable to weather-related risks such as hurricanes and tropical storms.
          The following table summarizes proceeds Enterprise Products Partners received from business interruption and property damage insurance claims with respect to certain named storms.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Business interruption (“BI”) proceeds:
Hurricane Ivan	$—	$2,021	$377	$12,226
Hurricane Katrina	13,199	—	13,199	—
Hurricane Rita	8,258	—	8,258	—
Other	—	—	996	—

Total BI proceeds	21,457	2,021	22,830	12,226

Property damage (“PD”) proceeds:
Hurricane Ivan	204	—	1,273	24,104
Hurricane Katrina	6,563	—	6,563	—
Other	—	—	184	—

Total PD proceeds	6,767	—	8,020	24,104

Total	$28,224	$2,021	$30,850	$36,330

          To the extent Enterprise Products Partners receives nonrefundable cash proceeds from business interruption insurance claims, they are recorded as a gain in our Unaudited Condensed Statements of Consolidated Operations in the period of receipt.
          FERC Investigation – Energy Transfer Equity. In July 2007, ETP announced that it is under investigation by the FERC and CFTC with respect to whether ETP engaged in manipulation or improper trading activities in the Houston Ship Channel market around the times of the hurricanes in the fall of 2005 and other prior periods in order to benefit financially from commodities derivative positions and from certain of index-priced physical gas purchases in the Houston Ship Channel market. The FERC is also investigating certain of ETP’s intrastate transportation activities.
          On July 26, 2007, the FERC announced that it was taking preliminary action against ETP and proposed civil penalties of $97.5 million and disgorgement of profits of $70.1 million. Additionally, in its lawsuit, the CFTC is seeking civil penalties of $130,000 per violation or three times the profit gained from each violation and other specified relief. At this time, ETP is unable to predict the outcome of these matters; however, it is possible that the amount it becomes obligated to pay as a result of the final resolution of these matters, whether on a negotiated settlement basis or otherwise, will exceed the amount of existing accrual related to these matters. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding this matter.

Liquidity and Capital Resources
     Parent Company Information
          The primary sources of cash flow for the parent company are its investments in limited and general partner interests of publicly-traded limited partnerships. The cash distributions the parent company receives from its investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners are exposed to certain risks inherent in the underlying business of each investee. See Part II Item 1A, “Risk Factors,” for a discussion of such risks.
          The parent company’s primary cash requirements are for general and administrative expenses, debt service costs, investments and distributions to partners. The parent company expects to fund its short-term cash requirements for such amounts as general and administrative expenses using operating cash flows. Debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements. The parent company expects to fund its cash distributions to partners primarily with operating cash flows.
          The parent company received a total of $102.3 million and $87.0 in cash distributions from investments in Enterprise Products Partners and TEPPCO for the six months ended June 30, 2007 and 2006, respectively. Of this amount, the parent company used $63.6 million and $51.1 million to pay distributions to its unitholders during the six months ended June 30, 2007 and 2006, respectively. The following table summarizes the components of cash distributions received from investees and cash distributions paid by the parent company for the periods indicated (dollars in thousands):

	For the Six Months
	Ended June 30,
	2007	2006

Cash distributions from investees:
Investment in Enterprise Products Partners (“EPD”):
From 13,454,498 common units of EPD	$12,681	$11,874
From 2% general partner interest in EPD	6,362	7,193
From general partner incentive distribution rights in distributions of EPD	53,531	40,111
Investment in TEPPCO:
From 4,400,000 common units of TEPPCO	5,984	5,220
From 2% general partner interest in TEPPCO	2,492	1,928
From general partner incentive distribution rights in distributions of TEPPCO	21,284	20,688

Total cash distributions from unconsolidated affiliates	$102,334	$87,014

Distributions by the parent company:
EPCO and affiliates (91,276,032 units)	$55,129	$44,334
Public (11,738,388 units)	8,424	6,774
General partner interest (2% )	6	5

Total distributions by the parent company	$63,559	$51,113

          The parent company received its first cash distribution from Energy Transfer Equity and its general partner in July 2007 in the amount of $14.6 million. Also, in addition to the units shown the preceding table, the distribution paid by the parent company in August 2007 will include the 20,134,220 units issued in connection with the parent company’s private placement of equity completed in July 2007 (see “Recent Developments” within this Item 2).
          The parent company also distributed $29.8 million and $27.8 million for the six months ended June 30, 2007 and 2006, respectively, to pay affiliates of EPCO that were the former owners of the TEPPCO and TEPPCO GP interests. The remaining balances were used to reduce indebtedness and for general partnership purposes.
          At June 30, 2007 and December 31, 2006, the parent company owed $1.8 billion and $155.0 million, respectively under its credit facilities. Effective on May 7, 2007, the parent company executed a $1.9 billion interim credit facility (“the Credit Agreement”) to purchase common units of Energy Transfer

Equity and membership interests in ETEGP, and to repay $155.0 million of borrowings under the parent company’s then existing revolving credit facility. The amended and restated credit facility provides for a $200.0 million revolving credit facility (the “Revolving Credit Facility”); $1.2 billion of term loans (Debt Bridge) (the “Term Loan (Debt Bridge)”); and $500.0 million of term loans (Equity Bridge) (the “Term Loan (Equity Bridge)”).
          On May 7, 2007, the parent company made initial borrowings of $1.8 billion under its Credit Agreement: $1.2 billion under the Term Loan (Debt Bridge) and $500.0 million under the Term Loan (Equity Bridge) to fund the $1.65 billion cash purchase price for the acquisition of membership interests in ETEGP and common units of Energy Transfer Equity, as well as to repay approximately $155.0 million outstanding under the then existing revolving credit facility. The parent company used $738.0 million of net proceeds from a private placement completed in July 2007 (see “Recent Developments”) to repay the $500.0 million Term Loan (Equity Bridge) and to reduce amounts outstanding under the Term Loan (Debt Bridge) by $238.0 million. The remaining balances due under the Revolving Credit Facility and Term Loan (Debt Bridge) all mature on May 6, 2008.
          Management is actively pursuing long-term refinancing of amounts due in May 2008 under the parent company’s interim credit facility and expects to accomplish such refinancing prior to the maturity date of such instruments. In July 2007, three debt rating agencies rated the parent company’s proposed long-term $1.2 billion credit facility that would be used to refinance balances due under its interim credit facility. The proposed credit facility was rated Ba2 by Moody’s Investors Service, BB by Fitch Ratings and BB- by Standard and Poor’s.
     Consolidated Information
          On a consolidated basis, our primary cash requirements, in addition to normal operating expenses and debt service, are for capital expenditures, business acquisitions and distributions to partners and minority interest holders. We expect to fund short-term needs for such items as operating expenses and sustaining capital expenditures with operating cash flows and short-term revolving credit arrangements. Capital expenditures for long-term needs resulting from internal growth projects and business acquisitions are expected to be funded by a variety of sources (either separately or in combination), including cash flows from operating activities, borrowings under credit facilities, the issuance of additional equity and debt securities and proceeds from divestitures of ownership interests in assets to affiliates or third parties. We expect to fund cash distributions to partners primarily with operating cash flows. Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements.

          The following table summarizes key components of our consolidated statement of cash flows for the periods indicated (dollars in thousands):

	For Six Months Ended June 30,
	2007	2006

Net cash flow provided by operating activities
EPGP and subsidiaries, including Enterprise Products Partners	$550,601	$570,573
TEPPCO GP and subsidiaries, including TEPPCO	199,029	143,409
Parent company (2)	85,998	76,712
Eliminations and adjustments (1)	(101,370)	(75,862)

Net cash provided by operating activities	$734,258	$714,832

Cash used in investing activities:
EPGP and subsidiaries, including Enterprise Products Partners	$1,387,188	$689,787
TEPPCO GP and subsidiaries, including TEPPCO	60,562	48,304
Parent company (2)	1,650,010	8,890
Eliminations and adjustments	(7,127)	(11,436)

Cash used in investing activities	$3,090,633	$735,545

Cash provided by financing activities:
EPGP and subsidiaries, including Enterprise Products Partners	$877,724	$101,599
TEPPCO GP and subsidiaries, including TEPPCO	(138,554)	(94,685)
Parent company	1,563,725	(67,967)
Eliminations and adjustments (1)	99,788	64,424

Cash provided by financing activities	$2,402,683	$3,371

Cash on hand at end of period (unrestricted):
EPGP and subsidiaries, including Enterprise Products Partners	$63,367	$24,525
TEPPCO GP and subsidiaries, including TEPPCO, and Jonah	5,345	537
Parent company	496	364

Total	$69,208	$25,426

(1)	Distributions received by the Parent Company from its Investments in Enterprise Products Partners and TEPPCO and reflected as operating cash flows are eliminated against cash distributions paid to owners by EPGP, TEPPCO GP and their respective subsidiaries (as reflected in financing activities).

(2)	Equity earnings and distributions from our Investment in Energy Transfer Equity are reflected in net cash flows from operating activities and our initial investment is reflected in investing activities.
          As a result of Enterprise Products Partners’ and TEPPCO’s growth objectives, we expect our investees to access debt and equity capital markets from time-to-time. We believe that Enterprise Products Partners and TEPPCO can obtain debt financing arrangements on reasonable terms in the current market. Furthermore, we believe that maintenance of an investment grade credit rating, continued ready access to debt and equity capital, and sufficient trade credit to operate our businesses efficiently, provides a solid foundation to meet the long and short-term liquidity and capital resource requirements of our investees.
          Enterprise Products Partners. At June 30, 2007, EPGP and its consolidated subsidiaries had $63.4 million of unrestricted cash on hand and $751.0 million of available credit under EPO’s Multi-Year Revolving Credit Facility. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for additional information regarding Enterprise Products Partners’ debt obligations.
          Enterprise Products Partners may issue additional equity or debt securities to meet its liquidity and capital spending requirements. In March 2005, Enterprise Products Partners filed a universal shelf registration statement for the issuance of up to $4.0 billion of new equity or debt securities. After taking into account the past issuance of securities under this registration statement, Enterprise Products Partners could issue up to $1.4 billion of additional securities under this registration statement as of June 30, 2007.
          In April 2007, Enterprise Products Partners filed a registration statement with the SEC authorizing the issuance of up to 25,000,000 common units in connection with its distribution reinvestment plan (“DRIP”). The DRIP provides unitholders of record and beneficial owners of Enterprise Products Partners common units a voluntary means by which they can increase the number of common units they own by reinvesting the quarterly cash distributions they would otherwise receive into the purchase of additional common units. A total of 932,800 of Enterprise Products Partners’ common units were issued in February and May 2007 in connection with the DRIP and a related plan. The issuance of these units generated $28.6 million in net proceeds.
          On February 5, 2007, Duncan Energy Partners completed its initial public offering of 14,950,000 common units at $21.00 per unit, which generated net proceeds of $291.9 million. In connection with this offering, EPO contributed certain midstream energy businesses to Duncan Energy Partners for which Duncan Energy Partners paid EPO $459.5 million in cash and issued to EPO 5,371,571 common units. EPO used the proceeds it received from Duncan Energy Partners to temporarily reduce principal outstanding under its Multi-Year Revolving Credit Facility. Since EPO owns the general partner of Duncan Energy Partners and due to common control considerations, Duncan Energy Partners is a consolidated subsidiary of Enterprise Products Partners. Enterprise Products Partners may contribute other equity interests in its subsidiaries to Duncan Energy Partners in the near term and use the proceeds for capital spending purposes. Enterprise Products Partners has no obligation or commitment to make such contributions to Duncan Energy Partners.
          In May 2007, EPO sold $700.0 million in principal amount of fixed/floating, unsecured, long-term subordinated notes due January 2068. EPO used the proceeds from this subordinated debt to temporarily reduce borrowings outstanding under its Multi-Year Revolving Credit Facility and for general partnership purposes.
          EPO and other consolidated subsidiaries of Enterprise Products Partners had $6.3 billion in principal outstanding under various debt agreements at June 30, 2007. EPO’s debt securities were rated as investment-grade at August 1, 2007. Moody’s Investor Service assigned a rating of Baa3 and Standard & Poor’s and Fitch Ratings each assigned a rating of BBB-. At June 30, 2007, the scheduled maturities of EPO’s consolidated debt obligations were $500.0 million due in 2009, $569.1 million due in 2010, $1.6 billion due in 2011 and $3.6 billion thereafter. The unconsolidated affiliates of Enterprise Products Partners had $116.7 million of debt outstanding (off-balance sheet to Enterprise Products Partners). During second quarter 2007, Enterprise Products Partners and its joint venture partner in Cameron Highway contributed cash to Cameron Highway in order for it to repay its debt.
          The following information represents a summary analysis of the operating, investing and financing cash flows of EPGP and Enterprise Products Partners for the six months ended June 30, 2007 and 2006:
          Net cash flows from operating activities for the six months ended June 30, 2007 decreased $20.0 million from that recorded for the six months ended June 30, 2006. In addition to the timing of cash receipts and disbursements between periods, increased cash distributions received from unconsolidated affiliates and higher segment operating income from Enterprise Products Partners core businesses were the reason for the period-to-period increase in operating cash flows.
          Net cash used in investing activities was $1.4 billion for the six months ended June 30, 2007 compared to $689.8 million for the six months ended June 30, 2006. The $697.4 million increase in cash payments is primarily due to a $515.7 million increase in capital expenditures period-to-period. Investments in unconsolidated affiliates increased $182.7 million period-to-period primarily due to capital contributions made to Cameron Highway in May and June 2007 to fund the repayment of its debt.
          Net cash provided by financing activities was $877.7 million for the six months ended June 30, 2007 compared to net cash provided by financing activities of $101.6 million for the same period during 2006. Net borrowings under consolidated debt agreements were $985.4 million during for the six months ended June 30, 2007 and were less than $0.1 million for the six months ended June 30, 2006. Enterprise Products Partners capital spending program significantly influences its borrowing amounts. Contributions from minority interests increased $291.0 million year-to-year primarily due to the net proceeds received from Duncan Energy Partners’ initial public offering in February 2007. Net proceeds from issuance of Enterprise Products Partners common units decreased $417.6 million period-to-period. An underwritten equity offering in March 2006 generated $430.0 million in net proceeds reflecting the sale of 18,400,000 units.

          TEPPCO. At June 30, 2007, TEPPCO GP and its consolidated subsidiaries and Jonah had approximately $5.3 million of unrestricted cash on hand and $484.7 million in available credit under TEPPCO’s Revolving Credit Facility. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for additional information regarding TEPPCO’s debt obligations.
          TEPPCO may issue additional debt or equity securities to meet its liquidity and capital spending requirements. In November 2003, TEPPCO filed a universal shelf registration statement for the issuance of up to $2.0 billion of new equity or debt securities. In May 2007, TEPPCO issued $300.0 million in principal amount of fixed/floating, unsecured, long-term junior subordinated notes due June 1, 2067. After taking into account the May 2007 debt issuance and other past issuances of securities under this registration statement, TEPPCO could issue up to $1.2 billion of additional securities under this registration statement as of June 30, 2007.
          TEPPCO and its other consolidated subsidiaries had $1.6 billion in principal outstanding under various debt agreements at June 30, 2007. TEPPCO’s and its subsidiary’s (e.g. TE Products Pipeline Company, LLC) debt securities were rated as investment-grade at June 30, 2007. TEPPCO’s and TE Products’ senior unsecured debt is rated BBB- by S&P and Baa3 by Moody’s. S&P’s rating is with a stable outlook while Moody’s rating is with a negative outlook. Based upon the characteristics of the fixed/floating unsecured junior subordinated notes that TEPPCO issued in May 2007, the rating agencies assigned partial equity treatment to the notes. Moody’s and S&P each assigned 50% equity treatment to the notes. At June 30, 2007, the scheduled maturities of TEPPCO’s consolidated debt obligations were $200.0 million due in 2011 and $1,390 million due after 2011. The 6.45% Senior Notes due in January 2008 are classified as a long-term liability in our consolidated balance sheet at June 30, 2007, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced. TEPPCO has the ability to use available credit capacity under its Revolving Credit Facility to fund the repayment of these Senior Notes. TEPPCO’s unconsolidated affiliate, Centennial, had $140.0 million of debt outstanding (off-balance sheet to TEPPCO).
          The following information represents a summary analysis of the operating, investing and financing cash flows of TEPPCO GP and TEPPCO for the six months ended June 30, 2007 and 2006:
           Net cash flows from operating activities for 2007 increased $55.6 million over that recorded for 2006. The timing of cash receipts and disbursements between periods and an increase in distributions from equity investments, partially offset by an increase in crude oil inventory were the primary reasons for the year-to-year increase in operating cash flows. As part of TEPPCO’s crude oil marketing activities, TEPPCO purchases crude oil and simultaneously enters into offsetting sales contracts for physical delivery in future periods. The result of these transactions is an increase in the amount of inventory carried on TEPPCO’s books until the crude oil is sold. The substantial majority of inventory related to these contracts as of June 30, 2007, has been contracted for sale in the third quarter of 2007; however, new contracts may be executed, resulting in higher inventory balances being held at future balance sheet periods.
           Cash used for investing activities during 2007 increased $12.3 million over that of 2006. Capital spending on property, plant and equipment and linefill increased to $125.0 million in 2007 compared to $83.8 million in 2006. TEPPCO is engaged in a capital spending program to continue the expansion of the Jonah system, expand capacity in new and existing market areas and integrate assets previously acquired. TEPPCO expects its capital spending for 2007 to approximate $301.0 million. The 2007 period includes $165.3 million of proceeds from the sale of assets, of which $137.6 million was from the sale of TEPPCO’s ownership interests in MB Storage and its general partner and $18.5 million for the sale of other assets, all to Louis Dreyfus on March 1, 2007, and $8.0 million for the sale of assets to Enterprise Products Partners in January 2007. Investments in unconsolidated affiliates increased $93.0 million year-to-year primarily due to contributions to the Jonah joint venture with Enterprise Products Partners.
          Cash used for financing activities was $138.6 million in 2007 compared to $94.7 million in 2006. A $250.9 million increase in net repayments under TEPPCO’s Revolving Credit Facility and a $12.2 million increase in distribution payments was partially offset by $295.8 million in net proceeds from the issuance in May 2007 of 7.00% Junior Subordinated Notes due June 2067 and $1.6 million in proceeds from the termination of treasury locks upon the issuance of the Junior Subordinated Notes. The increase in distribution payments period-to-period is due to an increase in distribution-bearing units outstanding coupled with hired distribution rates per unit.
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
          At June 30, 2007 and December 31, 2006, the net book value of our property, plant and equipment was $13.2 billion and $12.1 billion, respectively. We recorded $119.1 million and $107.6 million in depreciation expense for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 an 2006, we recorded $233.5 million and $211.8 million in depreciation expense, respectively. For additional information regarding our property, plant and equipment, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.
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
          We did not recognize any non-cash asset impairment charges related to property, plant and equipment for the three and six months ended June 30, 2007 and 2006.
     Amortization methods and estimated useful lives of qualifying intangible assets
          The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property, such as technology, patents, trademarks and trade names, customer contracts and relationships, non-compete agreements and natural gas transportation agreements, as well as other intangible assets. The method used to value each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate.
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
          Our natural gas transportation agreements represent the contracts TEPPCO acquired as part of its acquisitions of Jonah on September 31, 2001 and Val Verde on June 30, 2002. The values assigned to these intangible assets are amortized on a unit-of-production basis, based upon the actual throughput of the system compared to the expected total throughput for the lives of the contracts. On a quarterly basis, TEPPCO updates throughput estimates and evaluates the remaining expected useful life of the contract assets based upon the best available information. Changes in the estimated remaining production will impact the timing of amortization expense for future periods.
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
          At June 30, 2007 and December 31, 2006, the carrying value of our intangible asset portfolio was $1.9 billion. We recorded $33.3 million and $28.8 million in amortization expense associated with our intangible assets for the three months ended June 30 2007 and 2006, respectively. In the six months ended June 30, 2007 and 2006, we recorded $62.2 million and $57.9 million in amortization expense associated with our intangible assets, respectively.

          For additional information regarding our intangible assets, see Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.
     Methods we employ to measure the fair value of goodwill
          Goodwill represents the excess of the purchase prices we paid for certain businesses over their respective fair values and is primarily comprised of $385.9 million associated with the GulfTerra Merger. We do not amortize goodwill; however, the majority of our goodwill (at the reporting unit level) is tested for impairment during the second quarter of each fiscal year (TEPPCO’s goodwill is tested for impairment during the fourth quarter of each fiscal year), and more frequently, if circumstances indicate it is more likely than not that the fair value of goodwill is below its carrying amount. Our goodwill testing involves the determination of a reporting unit’s fair value, which is predicated on our assumptions regarding the future economic prospects of the reporting unit. Such assumptions include (i) discrete financial forecasts for the assets contained within the reporting unit, which rely on management’s estimates of operating margins and transportation and marketing volumes, (ii) long-term growth rates for cash flows beyond the discrete forecast period, and (iii) appropriate discount rates. If the fair value of the reporting unit (including its inherent goodwill) is less than its carrying value, a charge to earnings is required to reduce the carrying value of goodwill to its implied fair value. At June 30, 2007 and December 31, 2006, the carrying value of our goodwill was $807.3 million and $807.0 million, respectively.
          For additional information regarding our goodwill, see Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.
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
          At June 30, 2007 and December 31, 2006, we had a liability for environmental remediation of $30.6 million and $26.0 million, respectively, which was derived from a range of reasonable estimates based upon studies and site surveys. We follow the provisions of AICPA Statement of Position 96-1, which provides key guidance on recognition, measurement and disclosure of remediation liabilities. We have recorded our best estimate of the cost of remediation activities.
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
          At June 30, 2007 and December 31, 2006, our imbalance receivables, net of allowance for doubtful accounts, were $64.8 million and $97.8 million, respectively, and are reflected as a component of “Accounts and notes receivable – trade” on our Unaudited Condensed Consolidated Balance Sheets. At June 30, 2007 and December 31, 2006, our imbalance payables were $46.9 million and $51.2 million, respectively, and are reflected as a component of “Accrued gas payables” on our Unaudited Condensed Consolidated Balance Sheets.
Other Items
     Contractual Obligations
          The following information updates our contractual obligations as disclosed in our annual report on Form 10-K for the year ended December 31, 2006. Amounts presented in the following tables are in millions of dollars.
          The following table presents the parent company’s debt obligations as of June 30, 2007 after giving effect to the repayment of $500.0 million of principal under its Term Loan (Equity Bridge) and $238.0 million under its Term Loan (Debt Bridge) using proceeds from the private placement of 20,134,220 parent company units in July 2007 (see “Recent Developments” within this Item 2). Management expects to refinance on a long-term basis the remaining $1.1 billion of short-term debt outstanding under the parent company’s Term Loan (Debt Bridge) and Revolving Credit Facility prior to the May 2008 maturity date of these obligations.

		Payment or Settlement due by Period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Parent company:
Scheduled maturities of long-term debt	$1,079.2	$1,079.2	$—	$—	$—
Estimated cash payments for interest (1)	76.5	76.5	—	—	—

(1)	Represents estimates of future cash payments of interest assuming that principal amounts outstanding and the interest rates charged both remain at June 30, 2007 levels.

          The following table presents TEPPCO’s contractual obligations after giving effect to its issuance of $300.0 million in principal amount of Junior Subordinated Notes in May 2007. Except for such changes in TEPPCO’s debt obligations and related estimates of future cash interest payments, there were no other significant changes in TEPPCO’s contractual obligations since December 31, 2006.

		Payment or Settlement due by Period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Investment in TEPPCO:
Scheduled maturities of long-term debt (1)	$1,590.0	$—	$—	$700.00	$890
Estimated cash payments for interest (2)	1,920.1	111.4	197.7	191.4	1,419.6
Operating lease obligations (3)	69.7	18.7	20.5	13.6	16.9
Purchase obligations	15.0	12.9	1.9	0.1	0.1
Capital expenditure commitments	9.5	9.5	—	—	—
Other long-term liabilities of TEPPCO	5.2	—	3.5	0.3	1.4

(1)	Represents payment obligations under TEPPCO’s revolving credit facility, junior subordinated notes and senior notes as of June 30, 2007. Amounts presented in the table represent the scheduled future maturities of long-term debt principal for the periods indicated.

(2)	Represents estimates of future cash payments of interest assuming that principal amounts outstanding and the interest rates charged both remain at June 30, 2007 levels.

(3)	Represents minimum cash lease payment obligations under operating leases with terms in excess of one year for the periods indicated.

(4)	Represents commitments and estimated payment obligations under third-party supplier contracts for products and services for the periods indicated. The estimated future payment obligations are based on the contractual price under each contract for products and services at December 31, 2006.

(5)	Represents unconditional payment obligations to pay vendors for services rendered or products purchased relating to capital projects.
          The following table presents Enterprise Products Partners debt obligations and related estimates of cash interest payments after giving effect to its issuance of $700.0 million in principal amount of Junior Subordinated Notes B in May 2007.

		Payment or Settlement due by Period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Investment in Enterprise Products Partners:
Scheduled maturities of long-term debt (1)	$6,313.9	$—	$1,069.0	$1,644.9	$3,600.0
Estimated cash payments for interest (2)	8,612.0	381.6	733.3	530.6	6,966.5

(1)	Represents payment obligations under Enterprise Products Partners revolving credit facility, junior subordinated notes and senior notes as of June 30, 2007. Amounts presented in the table represent the scheduled future maturities of long-term debt principal for the periods indicated.

(2)	Represents estimates of future cash payments of interest assuming that principal amounts outstanding and the interest rates charged both remain at June 30, 2007 levels.
     Off-Balance Sheet Arrangements
          In May 2007, Enterprise Products Partners made a $191.0 million cash contribution to Cameron Highway. This capital contribution, along with an equal amount contributed by Enterprise Products Partners’ joint venture partner in Cameron Highway, was used by Cameron Highway to repay $365.0 million outstanding under its Series A notes and $16.3 million of related make-whole premiums and accrued interest.
          In June 2007, Enterprise Products Partners and its joint venture partner in Cameron Highway made an additional capital contribution to Cameron Highway of approximately $25.5 million each. These capital contributions were used by Cameron Highway to repay $50.9 million due under its Series B notes and accrued interest of approximately $0.9 million. As a result of the May and June 2007 debt repayments, Cameron Highway no longer has any project debt outstanding.

     Summary of Related Party Transactions
          For additional information regarding our related party transactions, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.
          We have an extensive and ongoing relationship with EPCO and its affiliates. Our revenues from EPCO and affiliates are primarily associated with sales of NGL products. Our expenses with EPCO and affiliates are primarily due to (i) reimbursements we pay EPCO in connection with an administrative services agreement and (ii) purchases of NGL products.
          Many of our unconsolidated affiliates perform supporting or complementary roles to our consolidated business operations. The majority of our revenues from unconsolidated affiliates for the three and six months ended June 30, 2007 and 2006 relate to Enterprise Products Partners’ natural gas sales to a Louisiana affiliate. The majority of our expenses with unconsolidated affiliates pertain to payments Enterprise Products Partners made to K/D/S Promix, L.L.C. for NGL transportation, storage and fractionation services.
          We acquired equity method investments in Energy Transfer Equity and its general partner in May 2007. As a result, Energy Transfer Equity and its consolidated subsidiaries became related parties to our consolidated businesses. The majority of our revenues from Energy Transfer Equity relate to the sale of NGLs to ETP and its subsidiaries. The majority of our operating costs and expenses with Energy Transfer Equity relate to Enterprise Products Partners’ purchase of natural gas.
     Cumulative effect of change in accounting principle
          Net income for the first quarter of 2006 included a non-cash benefit of $1.5 million, of which $1.4 million is included in minority interest expense, related to the cumulative effect of a change in accounting principle resulting from our adoption of SFAS 123(R) on January 1, 2006.
     Recent Accounting Pronouncements
          See discussion of new accounting pronouncements in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
          We are exposed to financial market risks, including changes in commodity prices and interest rates. In addition, we are exposed to fluctuations in exchange rates between the U.S. dollar and Canadian dollar. We may use financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions. In general, the type of risks we attempt to hedge are those related to (i) variability of future earnings, (ii) fair values of certain debt instruments and (iii) cash flows resulting from changes in applicable interest rates, commodity prices or exchange rates. As a matter of policy, we do not use financial instruments for speculative (or “trading”) purposes.
     Interest Rate Risk Hedging Program
          Enterprise Products Partners. Enterprise Products Partners interest rate exposure results from variable and fixed interest rate borrowings under various debt agreements, primarily those of EPO. A portion of its interest rate exposure is managed by utilizing interest rate swaps and similar arrangements, which allows the conversion of a portion of fixed rate debt into variable rate debt or a portion of variable rate debt into fixed rate debt. See Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the debt obligations of EPO.

          Enterprise Products Partners had interest rate swaps outstanding at June 30, 2007 that were accounted for as fair value hedges. These agreements had a combined notional value of $1.05 billion and match the maturity dates of the underlying fixed rate debt being hedged. The aggregate fair value of these interest rate swaps at June 30, 2007 and December 31, 2006 was a liability of $49.7 million and $29.1 million, respectively.
          The following table shows the effect of hypothetical price movements on the estimated fair value of Enterprise Products Partners’ interest rate swap portfolio and the related change in fair value of the underlying debt at the dates indicated (dollars in thousands). Income is not affected by changes in the fair value of these swaps; however, these swaps effectively convert the hedged portion of fixed-rate debt to variable-rate debt. As a result, interest expense (and related cash outlays for debt service) will increase or decrease with the change in the periodic reset rate associated with the respective swap.

	Resulting	Swap Fair Value at
Scenario	Classification	June 30, 2007	July 24, 2007

FV assuming no change in underlying interest rates	Liability	$(49,720)	$(45,344)
FV assuming 10% increase in underlying interest rates	Liability	$(79,392)	$(74,663)
FV assuming 10% decrease in underlying interest rates	Liability	$(20,048)	$(16,025)
          The change in fair value between July 24, 2007 and June 30, 2007 was not material to us or Enterprise Products Partners.
          Enterprise Products Partners routinely enters into treasury lock transactions to hedge the underlying U.S. treasury rate related to the anticipated issuance of debt. A treasury lock is a specialized agreement that fixes the price (or yield) on a specific treasury security for an established period of time. A treasury lock purchaser is protected from a rise in the yield of the underlying treasury security during the lock period.
          During the second quarter of 2007, Enterprise Products Partners terminated treasury locks having an aggregate $875.0 million in notional value in connection with the anticipated issuance of debt. The termination of the treasury locks resulted in cash gains of $42.3 million, which will be amortized into earnings over the term of the underlying debt. At June 30, 2007, Enterprise Products Partners had one treasury lock outstanding, which has a notional value of $125.0 million and a fair value of $9.3 million (an asset). The remaining treasury lock extends through October 15, 2007. Enterprise Products Partners accounted for these treasury lock transactions as cash flow hedges.
           In August 2007, Enterprise Products Partners entered into two additional treasury locks having an aggregate $125.0 million in notional value and extending through October 15, 2007.
          TEPPCO. TEPPCO also utilizes interest rate swap agreements to manage its cost of borrowing. TEPPCO had one interest rate swap outstanding at June 30, 2007 that was accounted for as a fair value hedge. This swap agreement has a notional value of $210 million and matches the maturity date of the underlying fixed rate debt being hedged. The fair value of this interest rate swap at June 30, 2007 and December 31, 2006 was a liability of $9.3 million and $2.6 million, respectively.
          TEPPCO also has interest rate swap agreements outstanding at June 30, 2007 that are accounted for using mark-to-market accounting. These swap agreements have an aggregate notional amount of $200 million and mature in January 2008. The aggregate fair value of these interest rate swaps at June 30, 2007 and December 31, 2006 was an asset of $1.0 million and $1.4 million, respectively. The following table shows the effect of hypothetical price movements on the estimated fair value of these interest rate swaps at the dates indicated (dollars in thousands).

	Resulting	Swap Fair Value at
Scenario	Classification	June 30, 2007	July 26, 2007

FV assuming no change in underlying interest rates	Asset	$1,013	$665
FV assuming 10% increase in underlying interest rates	Asset	$1,553	$930
FV assuming 10% decrease in underlying interest rates	Asset	$473	$401

          TEPPCO also utilizes treasury locks to hedge the underlying U.S. treasury rate related to its anticipated issuances of debt. In May 2007, TEPPCO terminated treasury locks having an aggregate $300.0 million notional value in connection with the anticipated issuance of debt. The termination of the treasury locks resulted in a cash gain of $1.4 million, which will be amortized into earnings over the term of the underlying debt. In June and July 2007, TEPPCO executed treasury locks having a notional amount of $100.0 million that extend through January 2008. In August 2007, TEPPCO executed additional treasury locks having a notional value of $50.0 million. TEPPCO accounts for these financial instruments as cash flow hedges. At June 30, 2007, the fair value of treasury locks outstanding was a liability of $0.2 million.
           Parent company. In August 2007, the parent Company entered into interest rate swaps having a notional value of $250 million that swapped floating interest rates charged under its interim credit facility for a fixed rate of approximately 5.0%.
     Commodity Risk Hedging Program
          Enterprise Products Partners. The prices of natural gas, NGLs and certain petrochemical products are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond the control of Enterprise Products Partners. In order to manage the price risks associated with such products, Enterprise Products Partners may enter into commodity financial instruments.
          The primary purpose of Enterprise Products Partners’ commodity risk management activities is to hedge its exposure to price risks associated with (i) natural gas purchases and gas injected into storage, (ii) the value of NGL production and inventories, (iii) related firm commitments, (iv) fluctuations in transportation revenues where the underlying fees are based on natural gas index prices and (v) certain anticipated transactions involving either natural gas, NGLs or certain petrochemical products. The commodity financial instruments utilized by Enterprise Products Partner may be settled in cash or with another financial instrument.
          At June 30, 2007 and December 31, 2006, Enterprise Products Partners had a limited number of commodity financial instruments in its portfolio, which primarily consisted of cash flow hedges. The fair value of its commodity financial instrument portfolio at June 30, 2007 and December 31, 2006 was a liability of $1.0 million and $3.2 million, respectively.
          Enterprise Products Partners assesses the risk of its commodity financial instrument portfolio using a sensitivity analysis model. The sensitivity analysis applied to this portfolio measures the potential income or loss (i.e., the change in fair value of the portfolio) based upon a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at selected dates. The following table shows the effect of hypothetical price movements on the estimated fair value (“FV”) of this portfolio at the dates shown (dollars in thousands):

		Commodity Financial Instrument
	Resulting	Portfolio FV
Scenario	Classification	June 30, 2007	July 24, 2007

FV assuming no change in underlying commodity prices	Liability	$(1,049)	$(4,731)
FV assuming 10% increase in underlying commodity prices	Asset (Liability)	$1,777	$(2,625)
FV assuming 10% decrease in underlying commodity prices	Liability	$(3,875)	$(6,836)
          The change in fair value between July 24, 2007 and June 30, 2007 was not material to us or Enterprise Products Partners.
          TEPPCO. TEPPCO seeks to maintain a position that is substantially balanced between crude oil purchases and related sales and future delivery obligations. As part of its crude oil marketing business, TEPPCO enters into financial instruments such as swaps and other hedging instruments. The purpose of such hedging activity is to either balance TEPPCO’s inventory position or to lock in a profit margin and, as such, the financial instruments do not expose TEPPCO to significant market risk.
          At June 30, 2007, TEPPCO had a limited number of commodity financial instruments in its portfolio. The fair value of the open positions at June 30, 2007 was $1.3 million.

     Foreign Currency Hedging Program – Enterprise Products Partners
          Enterprise Products Partners owns an NGL marketing business located in Canada and has entered into construction agreements where payments are indexed to the Canadian dollar. As a result, Enterprise Products Partners could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar. Enterprise Products Partners attempts to hedge this risk by using foreign exchange purchase contracts to fix the exchange rate. Due to the limited duration of these contracts, Enterprise Products Partners utilizes mark-to-market accounting for these transactions, the effect of which has had a minimal impact on earnings. Enterprise Products Partners had $3.1 million of such contracts outstanding at June 30, 2007 that settled in July 2007.
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
PART II. OTHER INFORMATION.
Item 1. Legal Proceedings.
          See Part I, Item 1, Financial Statements, Note 16,“Commitments and Contingencies – Litigation,” of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.
Item 1A. Risk Factors.
          In light of our recent acquisition of ownership interests in TEPPCO, Energy Transfer Equity and their respective general partners, we have restated our risk factors to include these new investments. The following information represents our current risk factors as of the date of this filing.

Our Risk Factors
          An investment in our units involves certain risks. If any of these risks were to occur, our business, results of operations, cash flows and financial condition could be materially adversely affected. In that case, the trading price of our units could decline, and you could lose part or all of your investment.
          We acquired equity interests in TEPPCO and Energy Transfer Equity and their respective general partners in May 2007. These acquisitions result in us having a different level of materiality and additional risk factors compared to the risk factors presented in Item 1A of our Form 10-K for the year ended December 31, 2006. The following section lists what we believe are the key risk factors that may have a direct impact on our current business, results of operations, cash flows and financial condition. The items are presented by category of risk and are not listed in terms of importance or level of risk. We also encourage prospective investors and our unitholders to review the risk factors contained in Item 1A of the Form 10-Ks and Form 10-Qs filed by each of the MLP Entities for a more detailed and current summary of risk factors specific to each of the MLP Entities.
Risks Inherent in an Investment in Us
The parent company’s operating cash flow is derived primarily from cash distributions it receives from each of the MLP Entities and the Controlled GP Entities.
          The parent company’s operating cash flow is derived primarily from cash distributions it receives from each of the MLP Entities and the Controlled GP Entities. The amount of cash that each MLP Entity can distribute to its partners, including us and its general partner, each quarter principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things, the:
▪	amount of hydrocarbons transported in its gathering and transmission pipelines;

▪	throughput volumes in its processing and treating operations;

▪	fees it charges and the margins it realizes for its services;

▪	price of natural gas;

▪	relationships among crude oil, natural gas and NGL prices;

▪	fluctuations in its working capital needs;

▪	level of its operating costs, including reimbursements to its general partner;

▪	prevailing economic conditions; and

▪	level of competition in its business segments.
          In addition, the actual amount of cash the MLP Entities will have available for distribution will depend on other factors, including:
▪	the level of sustaining capital expenditures it makes;

▪	the cost of any capital projects and acquisitions;

▪	its debt service requirements and restrictions contained in its obligations for borrowed money; and

▪	the amount of cash reserves established by EPGP, TEPPCO GP and ETEGP for the proper conduct of Enterprise Products Partners’, TEPPCO’s and Energy Transfer Equity’s businesses, respectively.
          We do not have any direct or indirect control over the cash distribution policies of Energy Transfer Equity or its general partner, ETEGP.
          Because of these factors, the MLP Entities may not have sufficient available cash each quarter to continue paying distributions at their current levels. Furthermore, the amount of cash that each of the MLP Entities has available for distribution depends primarily upon its cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items such as depreciation, amortization and provisions for asset impairments. As a result, the MLP Entities may be able to make cash distributions during periods when it records losses and may not be able to make cash distributions during periods when it records net income. See “Risks Related to the MLP Entities’ Businesses” as well as sections relating to specific risk factors of each of the MLP Entities included below for a discussion of further risks affecting the MLP Entities’ ability to generate distributable cash flow.
In the future, we may not have sufficient cash to pay distributions at our current distribution level or to increase distributions.
          Because our primary source of operating cash flow is conditioned upon cash distributions from the MLP Entities, the amount of distributions we are able to make to our unitholders may fluctuate based on the level of distributions the MLP Entities makes to its partners. We cannot assure you that the MLP Entities will continue to make quarterly distributions at their current levels or will increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our unitholders if the distributions of the MLP Entities increase or decrease, the timing and amount of such changes in distributions, if any, will not necessarily be comparable to the timing and amount of any changes in distributions made by the MLP Entities. Factors such as capital contributions, debt service requirements, general, administrative and other expenses, reserves for future distributions and other cash reserves established by the board of directors of EPE Holdings may affect the distributions we make to our unitholders. Prior to making any distributions to our unitholders, we will reimburse EPE Holdings and its affiliates for all direct and indirect expenses incurred by them on our behalf. EPE Holdings has the sole discretion to determine the amount of these reimbursed expenses. The reimbursement of these expenses, in addition to the other factors listed above, could adversely affect the level of distributions we make to our unitholders. We cannot guarantee that in the future we will be able to pay distributions or that any distributions we do make will be at or above our current quarterly distribution. The actual amount of cash that is available for distribution to our unitholders will depend on numerous factors, many of which are beyond our control or the control of EPE Holdings.
Restrictions in our credit facility could limit our ability to make distributions to our unitholders.
          Our credit facility contains covenants limiting our ability to take certain actions. This credit facility also contains covenants requiring us to maintain certain financial ratios. We are prohibited from making any distribution to our unitholders if such distribution would cause an event of default or otherwise violate a covenant under this credit facility. For more information about our credit facility, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report.
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
          In addition to seeking to maximize distributions from the Controlled Entities, a principal focus of our business strategy includes acquiring general partner interests and associated incentive distribution rights and limited partner interests in publicly traded partnerships and, subject to our business opportunity agreements, acquiring assets and businesses that may or may not relate to the MLP Entities’ businesses. However, we may not be able to grow through acquisitions if we are unable to identify attractive acquisition opportunities or acquire identified targets. In addition, increased competition for acquisition opportunities may increase our cost of making acquisitions or cause us to refrain from making acquisitions.
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
All of our units that are owned by EPCO and its affiliates and substantially all of the common units of Enterprise Products Partners and TEPPCO that are owned by EPCO and its affiliates are pledged as security under the credit facility of an affiliate of EPCO. Upon an event of default under this credit facility, a change in ownership or control of us, Enterprise Products Partners or TEPPCO could result.
          All of our units that are owned by EPCO and its affiliates and substantially all of the common units of Enterprise Products Partners (other than the 13,454,498 common units we own) and TEPPCO that are owned or controlled by EPCO and its affiliates, other than Dan Duncan LLC and certain trusts affiliated with Dan L. Duncan, are pledged as security under a credit facility of EPCO Holdings, Inc., a wholly owned subsidiary of EPCO. This credit facility contains customary and other events of default relating to certain defaults of the borrower, us, Enterprise Products Partners, TEPPCO and other affiliates of EPCO. Upon an event of default, a change in control or ownership of us or Enterprise Products Partners or TEPPCO could result.
All of our assets are pledged under our credit facility.
          The 13,454,498 common units of Enterprise Products Partners and the 100% membership interest in EPGP owned by us are pledged as security under our credit facility. In addition, 4,400,000 common units of TEPPCO and the 100% membership interest in TEPPCO GP, and 38,976,090 common units of Energy Transfer Equity and the 34.9% membership interest in ETEGP owned by us are pledged as security under our credit facility. Our credit facility contains customary and other events of default. Upon an event of default, the lenders under our credit facility could foreclose on our assets, which would have a material adverse effect on our business, financial condition and results of operations.
Our general partner has a limited call right that may require you to sell your units at an undesirable time or price.
          If at any time our general partner and its affiliates own more than 90% of our outstanding units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the units held by unaffiliated persons at a price not less than their then-current market price. As a result, our unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their units. At August 1, 2007, affiliates of EPE Holdings, including the Employee Partnerships, owned approximately 77.1% of our outstanding units (including units issued upon conversion of the Class B units on July 12, 2007).
We depend on the leadership and involvement of Dan L. Duncan and other key personnel for the success of our businesses.
          We depend on the leadership, involvement and services of Dan L. Duncan, the founder of EPCO and the chairman of each of EPE Holdings and EPGP. Mr. Duncan has been integral to our success and the success of EPCO due in part to his ability to identify and develop business opportunities, make strategic decisions and attract and retain key personnel. The loss of his leadership and involvement or the services of any key members of our senior management team could have a material adverse effect on our business, results of operations, cash flows, market price of our securities and financial condition.
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
The MLP Entities may issue additional common units, which may increase the risk that the MLP Entities will not have sufficient available cash to maintain or increase their per unit distribution level.
          Each of the MLP Entities has wide latitude to issue additional common units on terms and conditions established by each of their respective general partners. The payment of distributions on those additional common units may increase the risk that the MLP Entities will be unable to maintain or increase their per unit distribution level, which in turn may impact the available cash that we have to distribute to our unitholders.
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
          Under certain circumstances, our unitholders may have to repay amounts wrongfully distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, neither we nor any of the MLP Entities may make a distribution to our unitholders if the distribution would cause our or the MLP Entities’ respective liabilities to exceed the fair value of our respective assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the partnership for the distribution amount. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

We may have to take actions that are disruptive to our business strategy to avoid registration under the Investment Company Act of 1940.
          The Investment Company Act of 1940, or Investment Company Act, requires registration for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. Registration as an investment company would subject us to restrictions that are inconsistent with our fundamental business strategy.
          A company may be deemed to be an investment company if it owns investment securities with a fair value exceeding 40% of the fair value of its total assets (excluding governmental securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. Securities issued by companies other than majority-owned subsidiaries are generally counted as investment securities for purposes of the Investment Company Act. We own minority equity interests in certain entities, including Energy Transfer Equity and ETEGP, that could be counted as investment securities. Based on our general partner’s board of directors’ determination of the value of our subsidiaries, we estimate that less than 40% of the fair value of our total assets consist of investment securities. However, in the event we acquire additional investment securities in the future, or if the fair value of our interests in companies that we do not control were to increase relative to the fair value of our Controlled Subsidiaries, we might be required to divest some of our non-controlled business interests, or take other action, in order to avoid being classified as an investment company. Similarly, we may be limited in our strategy to make future acquisitions of general partner interests and related limited partner interests to the extent they are counted as investment securities.
          If we cease to manage and control either of the Controlled Entities and are deemed to be an investment company under the Investment Company Act of 1940, we may either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the Securities and Exchange Commission, or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates.
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
          EPE Holdings’ directors and officers have fiduciary duties to manage our business in a manner beneficial to us and our partners. However, all of EPE Holdings’ executive officers and non-independent directors (excluding O.S. Andras and Randa Duncan Williams) also serve as executive officers or directors of EPGP and, as a result, have fiduciary duties to manage the business of Enterprise Products Partners in a manner beneficial to Enterprise Products Partners and its partners. Consequently, these directors and officers may encounter situations in which their fiduciary obligations to Enterprise Products Partners, on the one hand, and us, on the other hand, are in conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders.
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
          Pursuant to an administrative services agreement, we have agreed to certain business opportunity arrangements to address potential conflicts that may arise among us, Enterprise Products Partners and the EPCO Group (which includes EPCO and its affiliates, excluding EPGP, Enterprise Products Partners and its subsidiaries (including Duncan Energy Partners), us and EPE Holdings and TEPPCO, its general partner and their controlled affiliates). If a business opportunity in respect of any assets other than equity securities, which we generally define to include general partner interests in publicly traded partnerships and similar interests and associated incentive distribution rights and limited partner interests or similar interests owned by the owner of such general partner or its affiliates, is presented to the EPCO Group, us, EPE Holdings, EPGP or Enterprise Products Partners, then Enterprise Products Partners (for itself or Duncan Energy Partners) will have the first right to acquire such assets. The administrative services agreement provides, among other things, that Enterprise Products Partners (for itself or Duncan Energy Partners) will be presumed to desire to acquire the assets until such time as it advises the EPCO Group and us that it has abandoned the pursuit of such business opportunity, and we may not pursue the acquisition of such assets prior to that time. These business opportunity arrangements limit our ability to pursue acquisitions of assets that are not “equity securities.”
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
          At August 1, 2007, Dan L. Duncan, EPCO and their controlled affiliates, including the Employee Partnerships, owned approximately 77.1% of our outstanding units (including units issued upon conversion of the Class B units on July 12, 2007), and Dan Duncan LLC owned 100% of EPE Holdings. Dan Duncan serves as EPE Holdings’ Chairman as well as the Chairman of EPGP. Conflicts of interest may arise among EPE Holdings and its affiliates, including TEPPCO, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, EPE Holdings may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following:

▪	EPE Holdings is allowed to take into account the interests of parties other than us, including EPCO, EPGP, Enterprise Products Partners, TEPPCO GP, TEPPCO and their respective affiliates and any future general partners and limited partnerships acquired in the future in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

▪	our general partner has limited its liability and reduced its fiduciary duties under our partnership agreement, while also restricting the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty. As a result of purchasing our units, unitholders consent to various actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law;

▪	our general partner determines the amount and timing of our investment transactions, borrowings, issuances of additional partnership securities and reserves, each of which can affect the amount of cash that is available for distribution to our unitholders;

▪	our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

▪	our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered, or from entering into additional contractual arrangements with any of these entities on our behalf, so long as the terms of any such payments or additional contractual arrangements are fair and reasonable to us;

▪	our general partner controls the enforcement of obligations owed to us by it and its affiliates; and

▪	our general partner decides whether to retain separate counsel, accountants or others to perform services for us.
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
Each of the Controlled GP Entities controls its respective Controlled Entity and may influence cash distributed to us.
          Although we are the sole member of each of the Controlled GP Entities, our control over the Controlled Entities’ actions is limited. The fiduciary duties owed by each of the Controlled GP Entities to each of their respective Controlled Entities and its unitholders prevent us from influencing the Controlled GP Entities to take any action that would benefit us to the detriment of the Controlled Entities or its unitholders. For example, each of the Controlled GP Entities makes business determinations on behalf of their respective Controlled Entities that impact the amount of cash distributed by each of the Controlled Entities to its unitholders and to its respective Controlled GP Entities, which in turn, affects the amount of cash distributions we receive from the Controlled Entities and the Controlled GP Entities and consequently, the amount of distributions we can pay to our unitholders.
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
          We have entered into an administrative services agreement that governs business opportunities among entities controlled by EPCO, which includes us and our general, Enterprise Products Partners and its general partner, Duncan Energy Partners and its general partner and TEPPCO and its general partner. For information regarding how business opportunities are handled within the EPCO group of companies, see Item 13 of our annual report on Form 10-K for the year ended December 31, 2006.
          We do not have an independent compensation committee, and aspects of the compensation of our executive officers and other key employees, including base salary, are not reviewed or approved by our independent directors. The determination of executive officer and key employee compensation could involve conflicts of interest resulting in economically unfavorable arrangements for us.
Risks Relating to the MLP Entities’ Business
          Since our cash flows primarily consist exclusively of distributions from the MLP Entities, risks to the MLP Entities’ businesses are also risks to us. We have set forth below some, but not all, of the key risks to the MLP Entities’ businesses, the occurrence of which could have negative impact on the MLP Entities’ financial performance and decrease the amount of cash they are able to distribute to us, thereby impacting the amount of cash that we are able to distribute to our unitholders. These key risks are not in terms of importance or level of risk. In some instances, each of the MLP Entities share similar risks. However, in some cases, certain risks are specific to the businesses of Enterprise Products Partners, TEPPCO and Energy Transfer Equity. These risks will be discussed separately, when necessary. Any risks related to Energy Transfer Equity will refer to the business of ETP since the business of Energy Transfer Equity is to receive distributions from ETP.

The interruption of distributions to the MLP Entities from their respective subsidiaries and joint ventures may affect their ability to satisfy their obligations and to make distributions to their partners.
          Each of the MLP Entities is a partnership holding company with no business operations and its operating subsidiaries conduct all of its operations and own all of its operating assets. The only significant assets that each MLP Entity owns are the ownership interests in its subsidiaries and joint ventures. As a result, each MLP Entity depends upon the earnings and cash flow of its subsidiaries and joint ventures and the distribution of that cash in order to meet its obligations and to allow it to make distributions to its partners. The ability of an MLP Entity’s subsidiaries and joint ventures to make distributions may be restricted by, among other things, the provisions of existing and future indebtedness, applicable state partnership and limited liability company laws and other laws and regulations, including FERC policies.
          In addition, the charter documents governing each of the MLP Entities’ joint ventures typically allow their respective joint venture management committees sole discretion regarding the occurrence and amount of distributions. Some of the joint ventures in which such MLP Entity participates has separate credit agreements that contain various restrictive covenants. Among other things, those covenants may limit or restrict the joint venture’s ability to make distributions to the MLP Entities under certain circumstances. Accordingly, each of the MLP Entities’ joint ventures may be unable to make distributions to it at current levels, if at all.
Changes in demand for and production of hydrocarbon products may materially adversely affect the MLP Entities’ results of operations, cash flows and financial condition.
          The MLP Entities operate predominantly in the midstream energy sector, which includes gathering, transporting, processing, fractionating and storing natural gas, NGLs, crude oil and refined products. As such, the results of operations, cash flows and financial condition of each of the MLP Entities may be materially adversely affected by changes in the prices of these hydrocarbon products and by changes in the relative price levels among these hydrocarbon products.
          Changes in prices and changes in the relative price levels may impact demand for hydrocarbon products, which in turn may impact production and volumes of product for which each of the MLP Entities provide services. An MLP Entity may also incur price risk to the extent counterparties do not perform in connection with its marketing of crude oil, natural gas, NGLs and propylene, as applicable.
          In the past, the prices of natural gas have been extremely volatile, and this volatility may continue. The NYMEX daily settlement price for natural gas for the prompt month contract in 2004 ranged from a high of $8.75 per MMBtu to a low of $4.57 per MMBtu. In 2005, the same index ranged from a high of $15.38 per MMBtu to a low of $5.79 per MMBtu. In 2006, the same index ranged from a high of $10.63 per MMBtu to a low of $4.20 per MMBtu.
          Generally, the prices of natural gas, NGLs, crude oil and other hydrocarbon products are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors that are impossible to control. These factors include but are not limited to:
▪	the level of domestic production;

▪	the availability of imported oil and natural gas;

▪	actions taken by foreign oil and natural gas producing nations;

▪	the availability of transportation systems with adequate capacity;

▪	the availability of competitive fuels;

▪	fluctuating and seasonal demand for oil, natural gas and NGLs;

▪	the impact of conservation efforts;

▪	the extent of governmental regulation and taxation of production; and

▪	the overall economic environment.
A decline in the volume of natural gas, NGLs and crude oil delivered to the MLP Entities’ facilities could adversely affect its results of operations, cash flows and financial condition.
          The MLP Entities’ profitability could be materially impacted by a decline in the volume of natural gas, NGLs and crude oil transported, gathered or processed at their facilities. A material decrease in natural gas or crude oil production or crude oil refining, as a result of depressed commodity prices, a decrease in exploration and development activities or otherwise, could result in a decline in the volume of natural gas, NGLs and crude oil handled by its facilities.
          The crude oil, natural gas and NGLs available to the MLP Entities’ facilities will be derived from reserves produced from existing wells, which reserves naturally decline over time. To offset this natural decline, the MLP Entities’ facilities will need access to additional reserves. Additionally, some of their facilities will be dependent on reserves that are expected to be produced from newly discovered properties that are currently being developed.
          Exploration and development of new oil and natural gas reserves is capital intensive, particularly offshore in the Gulf of Mexico. Many economic and business factors are beyond the MLP Entities’ control and can adversely affect the decision by producers to explore for and develop new reserves. These factors could include relatively low oil and natural gas prices, cost and availability of equipment and labor, regulatory changes, capital budget limitations, the lack of available capital or the probability of success in finding hydrocarbons. For example, a sustained decline in the price of natural gas and crude oil could result in a decrease in natural gas and crude oil exploration and development activities in the regions where the MLP Entities’ facilities are located. This could result in a decrease in volumes available for transportation or processing, which would have a material adverse affect on the MLP Entities’ results of operations, cash flows and financial position. Additional reserves, if discovered, may not be developed in the near future or at all.
Acquisitions that appear to be accretive may nevertheless reduce the MLP Entities’ cash from operations on a per unit basis.
          Even if the MLP Entities make acquisitions that they believe will be accretive, these acquisitions may nevertheless reduce cash from operations on a per unit basis. Any acquisition involves potential risks, including, among other things:
▪	mistaken assumptions about volumes, revenues and costs, including synergies;

▪	an inability to integrate successfully the acquired businesses;

▪	decreased liquidity as a result of using a significant portion of available cash or borrowing capacity to finance the acquisition;

▪	a significant increase in interest expense or financial leverage if additional debt is incurred to finance the acquisition;

▪	the assumption of known or unknown liabilities for which there is no indemnification or for which indemnity is inadequate or limited;

▪	an inability to hire, train or retain qualified personnel to manage and operate new businesses and assets;

▪	mistaken assumptions about the overall costs of equity or debt;

▪	the diversion of management’s and employees’ attention from other business concerns;

▪	unforeseen difficulties operating in new product areas or new geographic areas; and

▪	customer or key employee losses at the acquired businesses.
          If any of the MLP Entities consummates any future acquisitions, its capitalization and results of operations may change significantly, and you will not have the opportunity to evaluate the economic, financial and other relevant information that it will consider in determining the application of these funds and other resources.
The MLP Entities may not be able to fully execute their growth strategies if they encounter illiquid capital markets or increased competition for investment opportunities.
          Each of the MLP Entities’ have a strategy that contemplates growth through the development and acquisition of a wide range of midstream and other energy infrastructure assets while maintaining a strong balance sheet. These strategies include constructing and acquiring additional assets and businesses to enhance the ability to compete effectively and diversifying its asset portfolio, thereby providing more stable cash flow. Each of the MLP Entities regularly considers and enters into discussions regarding, and is currently contemplating and/or pursuing, potential joint ventures, stand alone projects or other transactions that it believes will present opportunities to realize synergies, expand its role in the energy infrastructure business and increase its market position.
          Each of the MLP Entities will require substantial new capital to finance the future development and acquisition of assets and businesses. Any limitations on any MLP Entity’s access to capital will impair its ability to execute its strategy. If the cost of such capital becomes too expensive, the MLP Entity’s ability to develop or acquire accretive assets will be limited. The MLP Entities may not be able to raise the necessary funds on satisfactory terms, if at all. The primary factors that influence each MLP Entity’s initial cost of equity include market conditions, fees it pays to underwriters and other offering costs, which include amounts it pays for legal and accounting services. The primary factors influencing cost of borrowing include interest rates, credit spreads, covenants, underwriting or loan origination fees and similar charges it pays to lenders.
          In addition, each of the MLP Entities is experiencing increased competition for the types of assets and businesses it has historically purchased or acquired. Increased competition for a limited pool of assets could result in the MLP Entities losing to other bidders more often or acquiring assets at less attractive prices. Either occurrence would limit the affected MLP Entity’s ability to fully execute its growth strategy. The inability of any MLP Entity to execute its growth strategy may materially adversely affect its ability to maintain or pay higher distributions in the future.
The MLP Entities face competition from third parties in their midstream businesses.
          Even if reserves exist in the areas accessed by the MLP Entities’ facilities and are ultimately produced, the MLP Entities may not be chosen by the producers in these areas to gather, transport, process, fractionate, store or otherwise handle the hydrocarbons that are produced. The MLP Entities compete with others, including producers of oil and natural gas, for any such production on the basis of many factors, including but not limited to:
▪	geographic proximity to the production;

▪	costs of connection;

▪	available capacity;

▪	rates; and

▪	access to markets.
          The MLP Entities’ refined products transportation business competes with other pipelines in the areas where it deliver products. The MLP Entities also compete with trucks, barges and railroads in some of the areas it serves. Competitive pressures may adversely affect the MLP Entities’ tariff rates or volumes shipped. The crude oil gathering and marketing business can be characterized by thin margins and intense competition for supplies of crude oil at the wellhead. A decline in domestic crude oil production has intensified competition among gatherers and marketers. Enterprise Products Partners’ and TEPPCO’s crude oil transportation business competes with common carriers and proprietary pipelines owned and operated by major oil companies, large independent pipeline companies and other companies in the areas where such MLP Entities’ pipeline systems deliver crude oil and NGLs.
          In the MLP Entities’ natural gas gathering business, new supplies of natural gas are necessary to offset natural declines in production from wells connected to its gathering systems and to increase throughput volume, and it encounters competition in obtaining contracts to gather natural gas supplies. Competition in natural gas gathering is based in large part on reputation, efficiency, system reliability, gathering system capacity and price arrangements. The MLP Entities’ key competitors in the gas gathering segment include independent gas gatherers and major integrated energy companies. Alternate gathering facilities are available to producers they serve, and those producers may also elect to construct proprietary gas gathering systems. If the production delivered to any of the MLP Entities’ gathering system declines, its revenues from such operations will decline.
The use of derivative financial instruments could result in material financial losses by each of the MLP Entities.
          Each of the MLP Entities historically has sought to limit a portion of the adverse effects resulting from changes in oil and natural gas commodity prices and interest rates by using financial derivative instruments and other hedging mechanisms from time to time. To the extent that any of the MLP Entities hedges its commodity price and interest rate exposures, it will forego the benefits it would otherwise experience if commodity prices or interest rates were to change in its favor. In addition, even though monitored by management, hedging activities can result in losses. Such losses could occur under various circumstances, including if a counterparty does not perform its obligations under the hedge arrangement, the hedge is imperfect, or hedging policies and procedures are not followed.
The MLP Entities’ construction of new assets is subject to regulatory, environmental, political, legal and economic risks, which may result in delays, increased costs or decreased cash flows.
          One of the ways each of the MLP Entities intend to grow its business is through the construction of new midstream energy assets. The construction of new assets involves numerous operational, regulatory, environmental, political and legal risks beyond its control and may require the expenditure of significant amounts of capital. These potential risks include, among other things, the following:
▪	the MLP Entity may be unable to complete construction projects on schedule or at the budgeted cost due to the unavailability of required construction personnel or materials, accidents, weather conditions or an inability to obtain necessary permits;

▪	the MLP Entity will not receive any material increases in revenues until the project is completed, even though it may have expended considerable funds during the construction phase, which may be prolonged;

▪	the MLP Entity may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize;

▪	since the MLP Entities are not engaged in the exploration for and development of natural gas reserves, it may not have access to third-party estimates of reserves in an area prior to its constructing facilities in the area. As a result, the MLP Entities may construct facilities in an area where the reserves are materially lower than it anticipate;

▪	where the MLP Entities do rely on third-party estimates of reserves in making a decision to construct facilities, these estimates may prove to be inaccurate because there are numerous uncertainties inherent in estimating reserves; and

▪	the MLP Entities may be unable to obtain rights-of-way to construct additional pipelines or the cost to do so may not be economical.
          A materialization of any of these risks could adversely affect any of the MLP Entities’ ability to achieve growth in the level of its cash flows or realize benefits from expansion opportunities or construction projects.
The MLP Entities’ growth strategy may adversely affect its results of operations if it does not successfully integrate the businesses that it acquires or if it substantially increases its indebtedness and contingent liabilities to make acquisitions.
          Each of the MLP Entities’ growth strategy includes making accretive acquisitions. As a result, from time to time, each of the MLP Entities will evaluate and acquire assets and businesses that it believes complement its existing operations. Any of the MLP Entities may be unable to integrate successfully businesses it acquires in the future. Any of the MLP Entities may incur substantial expenses or encounter delays or other problems in connection with its growth strategy that could negatively impact its results of operations, cash flows and financial condition. Moreover, acquisitions and business expansions involve numerous risks, including but not limited to:
▪	difficulties in the assimilation of the operations, technologies, services and products of the acquired companies or business segments;

▪	establishing the internal controls and procedures required to be maintained under the Sarbanes-Oxley Act of 2002;

▪	managing relationships with new joint venture partners;

▪	inefficiencies and complexities that can arise because of unfamiliarity with new assets and the businesses associated with them, including with their markets; and

▪	diversion of the attention of management and other personnel from day-to-day business to the development or acquisition of new businesses and other business opportunities.
          If consummated, any acquisition or investment would also likely result in the incurrence of indebtedness and contingent liabilities and an increase in interest expense and depreciation, depletion and amortization expenses. As a result, the MLP Entities’ capitalization and results of operations may change significantly following an acquisition. A substantial increase in any of the MLP Entities’ indebtedness and contingent liabilities could have a material adverse effect on its results of operations, cash flows and financial condition. In addition, any anticipated benefits of a material acquisition, such as expected cost savings, may not be fully realized, if at all.
A natural disaster, catastrophe or other event could result in severe personal injury, property damage and environmental damage, which could curtail the MLP Entities’ operations and otherwise materially adversely affect cash flow and, accordingly, affect the market price of their common units.
          Some of the MLP Entities’ operations involve risks of personal injury, property damage and environmental damage, which could curtail their operations and otherwise materially adversely affect cash flow. For example, natural gas facilities operate at high pressures, sometimes in excess of 1,100 pounds per square inch. Enterprise Products Partners also operates oil and natural gas facilities located underwater in the Gulf of Mexico, which can involve complexities, such as extreme water pressure. Virtually all of the MLP Entities’ operations are exposed to potential natural disasters, including hurricanes, tornadoes, storms, floods and/or earthquakes. The location of their assets and customers’ assets in the U.S. Gulf Coast region makes them particularly vulnerable to hurricane risk.
          If one or more facilities that are owned by the MLP Entities or that deliver oil, natural gas or other products to them are damaged by severe weather or any other disaster, accident, catastrophe or event, the MLP Entities’ operations could be significantly interrupted. Similar interruptions could result from damage to production or other facilities that supply the MLP Entities’ facilities or other stoppages arising from factors beyond their control. These interruptions might involve significant damage to people, property or the environment, and repairs might take from a week or less for a minor incident to six months or more for a major interruption. Additionally, some of the storage contracts that the MLP Entities are a party to obligate such MLP Entities’ to indemnify customers for any damage or injury occurring during the period in which the customers’ natural gas is in their possession. Any event that interrupts the revenues generated by the MLP Entities’ operations, or which causes them to make significant expenditures not covered by insurance, could reduce cash available for paying distributions and, accordingly, adversely affect the market price of their common units.
          We believe that the MLP Entities have adequate insurance coverage, although insurance will not cover many types of interruptions that might occur and will not cover amounts up to applicable deductibles. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. For example, change in the insurance markets subsequent to the terrorist attacks on September 11, 2001 and the hurricanes in 2005 have made it more difficult for the Controlled Entities to obtain certain types of coverage. As a result, EPCO and ETEGP may not be able to renew existing insurance policies on behalf of the MLP Entities or procure other desirable insurance on commercially reasonable terms, if at all. If the MLP Entities were to incur a significant liability for which they were not fully insured, a material adverse effect on their financial position and results of operations could occur. In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur.
Federal or state regulation could materially adversely affect the MLP Entities’ business, results of operations, cash flows and financial condition.
          The FERC, pursuant to the Interstate Commerce Act of 1887, as amended (the “ICA”), the Energy Policy Act of 1992 (“Energy Policy Act”) and rules and orders promulgated thereunder, regulates the tariff rates for the MLP Entities’ interstate common carrier pipeline operations, including the transportation of crude oil, NGLs, petrochemical products and refined products. Pursuant to the Natural Gas Act of 1938 (the “NGA”), the FERC also regulates the MLP Entities’ interstate natural gas pipeline and storage facilities. The Surface Transportation Board (“STB”), pursuant to the ICA, regulates interstate propylene pipelines. State regulatory agencies, such as the Texas Railroad Commission (TRRC), regulate the MLP Entities’ intrastate natural gas and NGL pipelines, intrastate natural gas storage facilities and natural gas gathering lines.
          Under the ICA, interstate tariffs must be just and reasonable and must not be unduly discriminatory or confer an undue preference upon any shipper. In addition, interstate transportation rates must be filed with the FERC and publicly posted. Shippers may protest, and the FERC may investigate, the lawfulness of new or changed tariff rates. The FERC can suspend those tariff rates for up to seven months. It can also require refunds of amounts collected pursuant to rates that are ultimately found to be unlawful. The FERC and interested parties may challenge tariff rates that have become final and effective. Because of the complexity of rate making, the lawfulness of any rate is never assured. A successful challenge of the rates charged by the MLP Entities could adversely affect their revenues.
          The Energy Policy Act deemed liquid pipeline rates that were in effect for the twelve months preceding enactment and that had not been subject to complaint, protest or investigation, just and reasonable under the Energy Policy Act (i.e., grandfathered). Some, but not all, of the MLP Entities’ interstate rates are considered grandfathered rates under the Energy Policy Act. A person challenging a grandfathered rate must, as a threshold matter, establish a substantial change since the date of enactment of the Energy Policy Act, in either the economic circumstances or the nature of the service that formed the basis of the rate. In May 2007, the D. C. Circuit upheld the FERC’s view that a substantial change in the economic circumstances requires a change to the pipeline’s total cost of service rather than to a single cost element. A successful challenge to the grandfathered rates charged by the MLP Entities could adversely affect their revenues.
          The FERC uses several prescribed rate methodologies for approving regulated tariff rates under the ICA. Some of the MLP Entities’ interstate tariff rates are market-based and others are derived in accordance with the FERC’s indexing methodology, which currently allows a pipeline to increase its rates by a percentage linked to the Producer Price Index for finished goods. These methodologies may limit the ability to set rates based on actual costs or may delay the use of rates reflecting increased costs. Changes in the FERC’s approved methodology for approving rates could adversely affect the MLP Entities. Adverse decisions by the FERC in approving any of the MLP Entities’ regulated rates could adversely affect their cash flow.
          In July 2004, the D.C. Circuit issued its opinion in BP West Coast Products, LLC v. FERC, which upheld, among other things, the FERC’s determination that certain rates of an interstate petroleum products pipeline, Santa Fe Pacific Pipeline (“SFPP”), were grandfathered rates under the Energy Policy Act of 1992 and that SFPP’s shippers had not demonstrated substantially changed circumstances that would justify modification to those rates. The Court also vacated the portion of the FERC’s decision applying the Lakehead policy. In the Lakehead decision, the FERC allowed an oil pipeline publicly traded partnership to include in its cost-of-service an income tax allowance to the extent that its unitholders were corporations subject to income tax. In 2005, the FERC issued a statement of general policy, as well as an order on remand of BP West Coast, in which the FERC stated it will permit pipelines to include in cost of service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although the new policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. In December 2005, the FERC concluded that for tax allowance purposes, the FERC would apply a rebuttable presumption that corporate partners of pass-through entities pay the maximum marginal tax rate of 35% and that non-corporate partners of pass-through entities pay a marginal rate of 28%. The FERC indicated that it would address the income tax allowance issues further in the context of SFPP’s compliance filing submitted in March 2006. In December 2006, the FERC ruled on some of the issues raised as to the March 2006 SFPP compliance filing, upholding most of its determinations in the December 2005 order. However, the FERC did revise its rebuttable presumption as to corporate partners’ marginal tax rate from 35% to 34%. The FERC’s BP West Coast remand decision, the new tax allowance policy and the December 2005 order were appealed to the D.C. Circuit. In May 2007, the D.C. Circuit affirmed FERC’s tax allowance policy. Therefore, the MLP Entities may include in an income tax allowance in their cost of service to the extent they are able to comply with FERC policy.
          Under the Natural Gas Act, the FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Its authority to regulate those services is comprehensive and includes the rates charged for the services, terms and condition of service and certification and construction of new facilities. To be lawful under the Natural Gas Act, interstate tariff rates, terms and conditions of service must be just and reasonable and not unduly discriminatory, and must be on file with FERC. Existing pipeline rates may be challenged by customer complaint or by the FERC Staff and proposed rate increases may be challenged by protest. The FERC can require refunds of amounts collected pursuant to rates that are ultimately found to be unlawful. Because of the complexity of rate making, the lawfulness of any rate is never assured. A successful challenge of the MLP Entities’ interstate natural gas transportation rates could adversely affect their revenues.

          Under the ICA, the STB regulates interstate common carrier propylene pipelines. If the STB finds that a pipeline’s rates are not just and reasonable or are unduly discriminatory or preferential, the STB may prescribe a reasonable rate. In addition, if the STB determines that effective competitive alternatives are not available to a shipper and a pipeline holds market power, then Enterprise Products Partners may be required to show that the rates are just and reasonable.
          The MLP Entities’ intrastate NGL and natural gas pipelines are subject to regulation in many states, including Alabama, Colorado, Louisiana, Mississippi, New Mexico and Texas, and by the FERC pursuant to Section 311 of the Natural Gas Policy Act. Amounts charged in excess of fair and equitable rates for Section 311 service are subject to refund with interest and the terms and conditions of service, set forth in the pipeline’s Statement of Operating Conditions, are subject to FERC approval. The MLP Entities also have intrastate natural gas underground storage facilities in Louisiana, Mississippi and Texas. Although state regulation is typically less onerous than at the FERC, proposed and existing rates subject to state regulation and the provision of services on a non-discriminatory basis are also subject to challenge by protest and complaint, respectively.
          The MLP Entities’ intrastate pipelines and natural gas gathering systems are generally exempt from FERC regulation under the NGA, however FERC regulation still significantly affects the natural gas gathering business. In recent years, the FERC has pursued pro-competition policies in its regulation of interstate natural gas pipelines. If the FERC does not continue this approach, it could have an adverse effect on the rates the MLP Entities’ are able to charge in the future. In addition, its natural gas gathering operations could be adversely affected in the future should they become subject to the application of federal regulation of rates and services. Additional rules and legislation pertaining to these matters are considered and adopted from time to time. We cannot predict what effect, if any, such regulatory changes and legislation might have on the MLP Entities’ operations, but they could be required to incur additional capital expenditures.
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
          ETP’s pipeline operations are subject to ratable take and common purchaser statutes in Texas and Louisiana. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes have the effect of restricting ETP’s right as an owner of gathering facilities to decide with whom it contracts to purchase or transport natural gas. Federal law leaves any economic regulation of natural gas gathering to the states, and some of the states in which ETP operates have adopted complaint-based or other limited economic regulation of natural gas gathering activities which generally allow natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering rates and access. Other state and local regulations also affect ETP’s business.
          ETP’s and Enterprise Products Partners’ intrastate storage facilities are subject to the jurisdiction of the TRRC. Generally, the TRRC has jurisdiction over all underground storage of natural gas in Texas, unless the facility is part of an interstate gas pipeline facility. Because ETP’s ET Fuel System and the Houston Pipeline System natural gas storage facilities are only connected to intrastate gas pipelines, they fall within the TRRC’s jurisdiction and must be operated pursuant to TRRC permit. Certain changes in ownership or operation of TRCC–jurisdictional storage facilities, such as facility expansions and increases in the maximum operating pressure, must be approved by the TRRC through an amendment to the facility’s existing permit. In addition, the TRRC must approve transfers of the permits. The TRRC’s regulations also require all natural gas storage facilities to be operated to prevent waste, the uncontrolled escape of gas, pollution and danger to life or property. Accordingly, the TRRC requires natural gas storage facilities to implement certain safety, monitoring, reporting and record-keeping measures. Violations of the terms and provisions of a TRRC permit or a TRRC order or regulation can result in the modification, cancellation or suspension of an operating permit and/or civil penalties, injunctive relief, or both. The TRRC’s jurisdiction extends to both rates and pipeline safety. The rates the MLP Entities charge for transportation and storage services are deemed just and reasonable under Texas law unless challenged in a complaint. Should a complaint be filed or should regulation become more active, the MLP Entities’ business may be adversely affected.
Increases in interest rates could materially adversely affect the MLP Entities’ business, results of operations, cash flows and financial condition.
          In addition to the MLP Entities’ exposure to commodity prices, they have significant exposure to increases in interest rates. At June 30, 2007, Enterprise Products Partners had $6.3 billion of consolidated debt, of which $4.6 billion was at fixed interest rates and $1.7 billion was at variable interest rates, after giving effect to existing interest rate swap arrangements. At June 30, 2007, TEPPCO had $1.6 billion of consolidated debt, of which $1.4 billion was at fixed interest rates and $0.2 billion was at variable interest rates, after giving effect to existing interest rate swap arrangements. Energy Transfer Equity reported $5.0 billion of consolidated debt on their quarterly repot on Form 10-Q for the period ended May 31, 2007.
          From time to time, any of the MLP Entities may enter into additional interest rate swap arrangements, which could increase their exposure to variable interest rates. As a result, its results of operations, cash flows and financial condition, could be materially adversely affected by significant increases in interest rates.
          An increase in interest rates may also cause a corresponding decline in demand for equity investments, in general, and in particular for yield-based equity investments such as the MLP Entities’ common units. Any such reduction in demand for the MLP Entities’ common units resulting from other more attractive investment opportunities may cause the trading price of their common units to decline.
The MLP Entities’ future debt level may limit their flexibility to obtain additional financing and pursue other business opportunities.
          The amount of any of the MLP Entities’ future debt could have significant effects on its operations, including, among other things:
▪	a substantial portion of the MLP Entities’ cash flow, including that of Duncan Energy Partners to Enterprise Products Partners, could be dedicated to the payment of principal and interest on its future debt and may not be available for other purposes, including the payment of distributions on its common units and capital expenditures;

▪	credit rating agencies may view its debt level negatively;

▪	covenants contained in its existing and future credit and debt arrangements will require it to continue to meet financial tests that may adversely affect its flexibility in planning for and reacting to changes in its business, including possible acquisition opportunities;

▪	its ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

▪	it may be at a competitive disadvantage relative to similar companies that have less debt; and

▪	it may be more vulnerable to adverse economic and industry conditions as a result of its significant debt level.
          Each of the MLP Entities’ ability to access capital markets to raise capital on favorable terms will be affected by its debt level, the amount of its debt maturing in the next several years and current maturities, and by prevailing market conditions. Moreover, if the rating agencies were to downgrade any of the MLP Entities’ credit rating, then the MLP Entity could experience an increase in its borrowing costs, difficulty assessing capital markets or a reduction in the market price of its common units. Such a development could adversely affect the MLP Entity’s ability to obtain financing for working capital, capital expenditures or acquisitions or to refinance existing indebtedness. If any of the MLP Entities’ is unable to access the capital markets on favorable terms in the future, it might be forced to seek extensions for some of its short-term securities or to refinance some of its debt obligations through bank credit, as opposed to long-term public debt securities or equity securities. The price and terms upon which the MLP Entities might receive such extensions or additional bank credit, if at all, could be more onerous than those contained in existing debt agreements. Any such arrangements could, in turn, increase the risk that such MLP Entity’s leverage may adversely affect its future financial and operating flexibility and thereby impact its ability to pay cash distributions at expected rates.
The MLP Entities’ pipeline integrity programs may impose significant costs and liabilities on them.
          The U.S. Department of Transportation issued final rules (effective March 2001 with respect to hazardous liquid pipelines and February 2004 with respect to natural gas pipelines) requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rules refer to as “high consequence areas.” The final rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002. At this time, we cannot predict the ultimate costs of compliance with this rule because those costs will depend on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing that is required by the rule. The MLP Entities will continue their pipeline integrity testing programs to assess and maintain the integrity of their pipelines. The results of these tests could cause the MLP Entities to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of their pipelines.
Environmental costs and liabilities and changing environmental regulation could materially affect the MLP Entities’ results of operations, cash flows and financial condition.
          The MLP Entities’ operations are subject to extensive federal, state and local regulatory requirements relating to environmental affairs, health and safety, waste management and chemical and petroleum products. Governmental authorities have the power to enforce compliance with applicable regulations and permits and to subject violators to civil and criminal penalties, including substantial fines, injunctions or both. Certain environmental laws, including CERCLA and analogous state laws and regulations, impose strict, joint and several liability for costs required to cleanup and restore sites where hazardous substances or hydrocarbons have been disposed or otherwise released. Moreover, third parties, including neighboring landowners, may also have the right to pursue legal actions to enforce compliance or to recover for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment.
          Each of the MLP Entities will make expenditures in connection with environmental matters as part of normal capital expenditure programs. However, future environmental law developments, such as stricter laws, regulations, permits or enforcement policies, could significantly increase some costs of the MLP Entities’ operations, including the handling, manufacture, use, emission or disposal of substances and wastes.

The MLP Entities are subject to strict regulations at many of their facilities regarding employee safety, and failure to comply with these regulations could adversely affect their ability to make distributions to us and the Controlled GP Entities.
          The workplaces associated with the MLP Entities’ facilities are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that each MLP Entity maintains information about hazardous materials used or produced in its operations and that it provide this information to employees, state and local governmental authorities and local residents. The failure to comply with OSHA requirements or general industry standards, keep adequate records or monitor occupational exposure to regulated substances could have a material adverse effect on the MLP Entities’ business, financial condition, results of operations and ability to make distributions to us and the Controlled GP Entities.
An impairment of goodwill and intangible assets could reduce the MLP Entities’ net income.
          At June 30, 2007, Enterprise Products Partners’ balance sheet reflected $590.6 million of goodwill and $950.3 million of intangible assets. At June 30, 2007, TEPPCO’s balance sheet reflected $15.5 million of goodwill and $176.1 million of intangible assets. At May 31, 2007, Energy Transfer Equity’s balance sheet reflected $746.0 million of goodwill and $262.3 million of intangible assets. Additionally, we have recorded $198.1 million of goodwill and $606.9 million of indefinite-lived intangible assets related to the parent company’s investment in TEPPCO.
          Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. GAAP requires the MLP Entities to test goodwill and indefinite-lived intangible assets for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If any of the MLP Entities determines that any of its goodwill or intangible assets were impaired, it would be required to take an immediate charge to earnings with a correlative effect on partners’ equity and balance sheet leverage as measured by debt to total capitalization.
The MLP Entities may be unable to cause their joint ventures to take or not to take certain actions unless some or all of the joint venture participants agree.
          The MLP Entities participate in several joint ventures. Due to the nature of some of these arrangements, the participants have made substantial investments and, accordingly, have required that the relevant charter documents contain certain features designed to provide each participant with the opportunity to participate in the management of the joint venture and to protect its investment, as well as any other assets which may be substantially dependent on or otherwise affected by the activities of that joint venture. These participation and protective features customarily include a corporate governance structure that requires at least a majority-in-interest vote to authorize many basic activities and requires a greater voting interest (sometimes up to 100%) to authorize more significant activities. Examples of these more significant activities are large expenditures or contractual commitments, the construction or acquisition of assets, borrowing money or otherwise raising capital, transactions with affiliates of a joint venture participant, litigation and transactions not in the ordinary course of business, among others. Thus, without the concurrence of joint venture participants with enough voting interests, the affected MLP Entity may be unable to cause any of its joint ventures to take or not to take certain actions, even though those actions may be in the best interest of the affected MLP Entity or the particular joint venture.
          Moreover, any joint venture owner may sell, transfer or otherwise modify its ownership interest in a joint venture, whether in a transaction involving third parties or the other joint venture owners. Any such transaction could result in the affected MLP Entity being required to partner with different or additional parties.

Terrorist attacks aimed at any of the MLP Entities’ facilities could adversely affect their business, results of operations, cash flows and financial condition.
          Since the September 11, 2001 terrorist attacks on the United States, the United States government has issued warnings that energy assets, including our nation’s pipeline infrastructure, may be the future target of terrorist organizations. Any terrorist attack on the MLP Entities’ facilities or pipelines or those of their customers could have a material adverse effect on their business.
Risks Relating to Energy Transfer Equity and ETP
          The following risks are specific to Energy Transfer Equity and ETP. The following summaries are derived from the risk factors presented by Energy Transfer Equity in its filings with the SEC. We do not control Energy Transfer Equity or ETP, and accordingly rely in large part on information, including risk factors, provided by Energy Transfer Equity in identifying and describing the risks set forth below.
A reduction in ETP’s distributions will disproportionately affect the amount of cash distributions to which Energy Transfer Equity and we are entitled.
          Energy Transfer Equity’s direct and indirect ownership of 100% of the incentive distribution rights in ETP (50% prior to November 1, 2006), through its ownership of equity interests in ETP GP, the holder of the incentive distribution rights, entitles Energy Transfer Equity to receive its pro rata share of specified percentages of total cash distributions made by ETP as it reaches established target cash distribution levels. The amount of the cash distributions that Energy Transfer Equity received from ETP during its fiscal year 2006 related to its ownership interest in the incentive distribution rights has increased at a more rapid rate than the amount of the cash distributions related to its 2% General Partner interest in ETP and its common units of ETP. Energy Transfer Equity currently receives its pro rata share of cash distributions from ETP based on the highest incremental percentage, 48%, to which ETP GP is entitled pursuant to its incentive distribution rights in ETP. A decrease in the amount of distributions by ETP to less than $0.4125 per ETP common unit per quarter would reduce ETP GP’s percentage of the incremental cash distributions above $0.3175 per Common Unit per quarter from 48% to 23%. As a result, any such reduction in quarterly cash distributions from ETP would have the effect of disproportionately reducing the amount of all distributions that Energy Transfer Equity receives from ETP based on our ownership interest in the incentive distribution rights in ETP as compared to cash distributions Energy Transfer Equity receives from ETP on its 2% General Partner interest in ETP and its ETP common units. Any such reduction would reduce the amounts that Energy Transfer Equity could distribute to us directly and indirectly through our equity interests in its general partner.
ETP is under investigation by the FERC and CFTC relating to certain trading and transportation activities.
          ETP is under investigation by the FERC and Commodity Futures Trading Commission (“CFTC”) with respect to whether ETP engaged in manipulation or improper trading activities in the Houston Ship Channel market around the times of the hurricanes in the fall of 2005 and other prior periods in order to benefit financially from its commodities derivative positions and from certain of our index-priced physical gas purchases in the Houston Ship Channel market. The FERC is also investigating certain of ETP’s intrastate transportation activities. Management of Energy Transfer Equity believes that these agencies will require a payment in order to conclude these investigations on a negotiated settlement basis. It is also possible that third parties will assert claims for damages related to these matters.
          On July 26, 2007, the FERC announced that it was taking preliminary action against ETP and proposed civil penalties of $97.5 million and disgorgement of profits of $70.1 million, and, in its lawsuit, the CFTC is seeking civil penalties of $130,000 per violation or three times the profit gained from each violation and other specified relief. At this time, ETP is unable to predict the outcome of these matters; however, it is possible that the amount it becomes obligated to pay as a result of the final resolution of these matters, whether on a negotiated settlement basis or otherwise, will exceed the amount of existing accrual related to these matters.

          As of May 31, 2007, ETP’s accrued amounts for all of its contingencies and current litigation matters (excluding environmental matters) was $30.3 million. Since ETP’s accrual amounts are non-cash, any cash payment of an amount in resolution of these matters would likely be made from cash from operations or borrowings, which payments would reduce its cash available for distributions either directly or as a result of increased principal and interest payments necessary to service any borrowings incurred to finance such payments. If these payments are substantial, ETP and, ultimately, our investee, Energy Transfer Equity, may experience a material adverse impact on results of operations, cash available for distribution and liquidity.
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
          The anticipated after-tax benefit of an investment in our units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS (“Internal Revenue Service”) on this matter. The value of our investment in the MLP Entities depends largely on each of the MLP Entities being treated as a partnership for federal income tax purposes.
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
          If any of the MLP Entities were treated as a corporation for federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate. Distributions to us would generally be taxed again as corporate distributions, and no income, gains, losses, deduction or credits would flow through to us. As a result, there would be a material reduction in our anticipated cash flow, likely causing a substantial reduction in the value of our units.
          Current law may change, causing us or any of the MLP Entities to be treated as a corporation for federal income tax purposes or otherwise subjecting us or any of the MLP Entities to a material amount of entity level taxation. In addition, because of widespread state budget deficits and other reasons, several states (including Texas) are evaluating ways enhance state-tax collections. For example, our operating subsidiaries will be subject to a newly revised Texas franchise tax (the “Texas Margin Tax”) on the portion of their revenue that is generated in Texas beginning for tax reports due on or after January 1, 2008. Specifically, the Texas Margin Tax will be imposed at a maximum effective rate of 0.7% of the operating subsidiaries’ gross revenue that is apportioned to Texas. If any additional state were to impose a entity-level tax upon us or the MLP Entities as an entity, the cash available for distribution to our unitholders would be reduced.
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
A successful IRS contest of the federal income tax positions taken by any of the MLP Entities may adversely impact the market for its common units, and the costs of any contest will be borne by such MLP Entity, and therefore indirectly by us and the other unitholders of the MLP Entities.
          The IRS may adopt positions that differ from the positions each of the MLP Entities takes, even positions taken with the advice of counsel. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions such MLP Entity takes. A court may not agree with all of the positions such MLP Entity takes. Any contest with the IRS may materially and adversely impact the market for the MLP Entities’ common units and the prices at which the common units trade. In addition, the costs of any contest with the IRS will be borne by the MLP Entities and therefore indirectly by us, as a unitholder and as the owner of the general partner of such Controlled Entity, and by the other unitholders of the Controlled Entities.
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
          In addition to federal income taxes, our unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we or each of the MLP Entities do business or own property. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We or the MLP Entities may own property or conduct business in other states or foreign countries in the future. It is our unitholders’ responsibility to file all federal, state and local tax returns.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          As reported on Item 3.02 of our Current Report on Form 8-K dated May 10, 2007, we issued 14,173,304 Class B units and 16,000,000 Class C units to private company affiliates of EPCO in exchange for all of the membership interests of TEPPCO GP (including related incentive distribution rights) and 4,400,000 common units of TEPPCO.
          We did not repurchase any of our units during the three and six months ended June 30, 2007.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
          None.
Item 5. Other Information.
          None.
Item 6. Exhibits.

Exhibit
Number	Exhibit*
3.1	First Amended and Restated Agreement of Limited Partnership of Enterprise GP Holdings L.P., dated as of August 29, 2005 (incorporated by reference to Exhibit 3.1 to Enterprise GP Holdings’ Form 10-Q filed November 4, 2005).

3.2	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Enterprise GP Holdings L.P., dated as of May 7, 2007 (incorporated by reference to Exhibit 3.1 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

3.3	Second Amended and Restated Limited Liability Company Agreement of EPE Holdings, LLC, dated as of February 13, 2006 (incorporated by reference to Exhibit 3.1 to Enterprise GP Holdings’ Form 8-K filed February 16, 2006).

3.4	Certificate of Limited Partnership of Enterprise GP Holdings L.P. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Enterprise GP Holdings’ Form S-1 Registration Statement, Reg. No. 333-124320, filed July 21, 2005).

3.5	Certificate of Formation of EPE Holdings, LLC (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Enterprise GP Holdings’ Form S-1 Registration Statement, Reg. No. 333-124320, filed July 21, 2005).

3.6	Fifth Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P., dated effective as of August 8, 2005 (incorporated by reference to Exhibit 3.1 to Enterprise Products Partners’ Form 8-K filed August 10, 2005).

Exhibit
Number	Exhibit*
3.7	Fourth Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, dated as of February 13, 2006 (incorporated by reference to Exhibit 3.1 to Enterprise Products Partners’ Form 8-K filed February 16, 2006).

3.8	Amended and Restated Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC dated May 7, 2007 (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (commission File No. 1-10403) filed on May 10, 2007).

3.9	Fourth Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated December 8, 2006 (Filed as Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on December 13, 2006).

4.1	Specimen Unit certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Enterprise GP Holdings’ Form S-1 Registration Statement, Reg. No. 333-124320, filed August 11, 2005).

4.2	Registration Rights Agreement dated as of July 17, 2007 by and among Enterprise GP Holdings L.P. and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Enterprise GP Holdings’ Form 8-K filed on July 12, 2007).

10.1	Securities Purchase Agreement, dated as of May 7, 2007, by and among Enterprise GP Holdings L.P., Natural Gas Partners VI, L.P., Ray C. Davis, Avatar Holdings, LLC, Avatar Investments, LP, Lon Kile, MHT Properties, Ltd., P. Brian Smith Holdings, LP., and LE GP, LLC (incorporated by reference to Exhibit 10.1 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

10.2	Amended and Restated Limited Liability Company Agreement of LE GP, LLC, dated as of May 7, 2007 (incorporated by reference to Exhibit 10.2 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

10.3	Unitholder Rights and Restrictions Agreement, dated as of May 7, 2007, by and among Energy Transfer Equity, L.P., Enterprise GP Holdings L.P., Natural Gas Partners VI, L.P. and Ray C. Davis (incorporated by reference to Exhibit 10.3 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

10.4	Securities Purchase Agreement, dated as of May 7, 2007, by and among Enterprise GP Holdings L.P., DFI GP Holdings L.P. and Duncan Family Interests, Inc. (incorporated by reference to Exhibit 10.4 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

10.5	Second Amended and Restated Credit Agreement, dated as of May 1, 2007, by and among Enterprise GP Holdings L.P., as Borrower, the Lenders named therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent, Citibank, N.A., as Issuing Bank, and The Bank of Nova Scotia, Sun Trust Bank and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (incorporated by reference to Exhibit 10.5 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

10.6**	First Amendment to EPE Unit L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.7**	First Amendment to EPE Unit II, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.8**	First Amendment to EPE Unit III, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.9	Second Amendment to Fourth Amended and Restated Administrative Services Agreement dated August 7, 2007, but effective as of May 7, 2007 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.10**	EPE Unit II, L.P. Agreement of Limited Partnership dated December 5, 2006 (incorporated by reference to Exhibit 10.13 to Enterprise Products Partners’ annual report on Form 10-K for the year ended December 31, 2006 filed on February 28, 2007).

10.11**	EPE Unit III, L.P. Agreement of Limited Partnership dated May 7, 2007 (incorporated by reference to Exhibit 10.6 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

31.1#	Sarbanes-Oxley Section 302 certification of Dr. Ralph S. Cunningham for Enterprise GP Holdings L.P. with respect to the June 30, 2007 Quarterly Report on Form 10-Q.

31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise GP Holdings L.P. with respect to the June 30, 2007 Quarterly Report on Form 10-Q.

32.1#	Section 1350 certification of Dr. Ralph S. Cunningham for the June 30, 2007 Quarterly Report on Form 10-Q.

32.2#	Section 1350 certification of W. Randall Fowler for the June 30, 2007 Quarterly Report on Form 10-Q.

*	With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners, Duncan Energy Partners and TEPPCO are 1-14323, 1-33266 and 1-10403, respectively.

**	Identifies management contract and compensatory plan arrangements.

#	Filed with this report.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas on August 9, 2007.

ENTERPRISE GP HOLDINGS L.P. (A Delaware Limited Partnership)

By:	EPE Holdings, LLC,
as General Partner

By: Name:	/s/ Michael J. Knesek Michael J. Knesek
Title:	Senior Vice President, Controller
and Principal Accounting Officer
of the General Partner

Exhibit Index

Exhibit
Number	Exhibit*

3.1	First Amended and Restated Agreement of Limited Partnership of Enterprise GP Holdings L.P., dated as of August 29, 2005 (incorporated by reference to Exhibit 3.1 to Enterprise GP Holdings’ Form 10-Q filed November 4, 2005).

3.2	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Enterprise GP Holdings L.P., dated as of May 7, 2007 (incorporated by reference to Exhibit 3.1 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

3.3	Second Amended and Restated Limited Liability Company Agreement of EPE Holdings, LLC, dated as of February 13, 2006 (incorporated by reference to Exhibit 3.1 to Enterprise GP Holdings’ Form 8-K filed February 16, 2006).

3.4	Certificate of Limited Partnership of Enterprise GP Holdings L.P. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Enterprise GP Holdings’ Form S-1 Registration Statement, Reg. No. 333-124320, filed July 21, 2005).

3.5	Certificate of Formation of EPE Holdings, LLC (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Enterprise GP Holdings’ Form S-1 Registration Statement, Reg. No. 333-124320, filed July 21, 2005).

3.6	Fifth Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P., dated effective as of August 8, 2005 (incorporated by reference to Exhibit 3.1 to Enterprise Products Partners’ Form 8-K filed August 10, 2005).

3.7	Fourth Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, dated as of February 13, 2006 (incorporated by reference to Exhibit 3.1 to Enterprise Products Partners’ Form 8-K filed February 16, 2006).

3.8	Amended and Restated Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC dated May 7, 2007 (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (commission File No. 1-10403) filed on May 10, 2007).

3.9	Fourth Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated December 8, 2006 (Filed as Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on December 13, 2006).

4.1	Specimen Unit certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Enterprise GP Holdings’ Form S-1 Registration Statement, Reg. No. 333-124320, filed August 11, 2005).

4.2	Registration Rights Agreement dated as of July 17, 2007 by and among Enterprise GP Holdings L.P. and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Enterprise GP Holdings’ Form 8-K filed on July 12, 2007).

10.1	Securities Purchase Agreement, dated as of May 7, 2007, by and among Enterprise GP Holdings L.P., Natural Gas Partners VI, L.P., Ray C. Davis, Avatar Holdings, LLC, Avatar Investments, LP, Lon Kile, MHT Properties, Ltd., P. Brian Smith Holdings, LP., and LE GP, LLC (incorporated by reference to Exhibit 10.1 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

10.2	Amended and Restated Limited Liability Company Agreement of LE GP, LLC, dated as of May 7, 2007 (incorporated by reference to Exhibit 10.2 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

10.3	Unitholder Rights and Restrictions Agreement, dated as of May 7, 2007, by and among Energy Transfer Equity, L.P., Enterprise GP Holdings L.P., Natural Gas Partners VI, L.P. and Ray C. Davis (incorporated by reference to Exhibit 10.3 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

10.4	Securities Purchase Agreement, dated as of May 7, 2007, by and among Enterprise GP Holdings L.P., DFI GP Holdings L.P. and Duncan Family Interests, Inc. (incorporated by reference to Exhibit 10.4 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

Exhibit
Number	Exhibit*

10.5	Second Amended and Restated Credit Agreement, dated as of May 1, 2007, by and among Enterprise GP Holdings L.P., as Borrower, the Lenders named therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent, Citibank, N.A., as Issuing Bank, and The Bank of Nova Scotia, Sun Trust Bank and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (incorporated by reference to Exhibit 10.5 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

10.6**	First Amendment to EPE Unit L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.7**	First Amendment to EPE Unit II, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.8**	First Amendment to EPE Unit III, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.9	Second Amendment to Fourth Amended and Restated Administrative Services Agreement dated August 7, 2007, but effective as of May 7, 2007 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.10**	EPE Unit II, L.P. Agreement of Limited Partnership dated December 5, 2006 (incorporated by reference to Exhibit 10.13 to Enterprise Products Partners’ annual report on Form 10-K for the year ended December 31, 2006 filed on February 28, 2007).

10.11**	EPE Unit III, L.P. Agreement of Limited Partnership dated May 7, 2007 (incorporated by reference to Exhibit 10.6 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

31.1#	Sarbanes-Oxley Section 302 certification of Dr. Ralph S. Cunningham for Enterprise GP Holdings L.P. with respect to the June 30, 2007 Quarterly Report on Form 10-Q.

31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise GP Holdings L.P. with respect to the June 30, 2007 Quarterly Report on Form 10-Q.

32.1#	Section 1350 certification of Dr. Ralph S. Cunningham for the June 30, 2007 Quarterly Report on Form 10-Q.

32.2#	Section 1350 certification of W. Randall Fowler for the June 30, 2007 Quarterly Report on Form 10-Q.

*	With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners, Duncan Energy Partners and TEPPCO are 1-14323, 1-33266 and 1-10403, respectively.

**	Identifies management contract and compensatory plan arrangements.

#	Filed with this report.