Form 10-Q
period 2007-09-30
Enterprise GP Holdings L.P.
filed 2007-11-09
CIK 1324592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
At November 1, 2007, the registrant had the following limited partner interests outstanding: (i) 123,191,640 registered Units that trade on the New York Stock Exchange under the ticker symbol “EPE” and (ii) 16,000,000 Class C Units.

ENTERPRISE GP HOLDINGS L.P.

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(See Note 3 for Parent Company Financial Information)
(Dollars in thousands)

	September 30,	December 31,
	2007	2006*
ASSETS
Current assets:
Cash and cash equivalents	$46,641	$23,290
Restricted cash	66,788	23,667
Accounts and notes receivable — trade (net of allowance for doubtful accounts of $22,111 at September 30, 2007 and $23,506 at December 31, 2006)	2,726,545	2,202,507
Accounts receivable — related parties	3,129	2,008
Inventories	635,363	489,007
Prepaid and other current assets	214,576	162,758
Total current assets	3,693,042	2,903,237
Property, plant and equipment at cost, net	13,739,534	12,112,973
Investments in and advances to unconsolidated affiliates	2,547,287	784,756
Intangible assets (net of accumulated amortization of $513,770 at September 30, 2007 and $420,800 at December 31, 2006)	1,839,913	1,938,953
Goodwill	808,073	806,971
Deferred tax asset	2,453	1,855
Other assets	227,578	151,146

Total assets	$22,857,880	$18,699,891

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable — trade	$385,489	$334,001
Accounts payable — related parties	15,437	18,598
Accrued product payables	2,867,725	2,172,228
Accrued expenses	57,092	42,927
Accrued interest	132,867	126,904
Other current liabilities	315,032	270,317
Total current liabilities	3,773,642	2,964,975
Long-term debt (See Note 11)	9,642,949	7,053,877
Deferred tax liabilities	16,960	14,375
Other long-term liabilities	114,349	107,596
Minority interest	7,165,679	7,118,819
Commitments and contingencies
Partners’ equity: (see Note 12)
Limited partners:
Units (123,191,640 Units outstanding at September 30, 2007 and 88,884,116 Units outstanding at December 31, 2006)	1,725,393	680,922
Class B Units (14,173,304 Units outstanding at December 31, 2006)	—	357,082
Class C Units (16,000,000 Units outstanding at September 30, 2007 and December 31, 2006)	380,665	380,665
General partner	12	14
Accumulated other comprehensive income	38,231	21,566

Total partners’ equity	2,144,301	1,440,249

Total liabilities and partners’ equity	$22,857,880	$18,699,891

* Restated as described in Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(See Note 3 for Parent Company Financial Information)
(Dollars in thousands, except per unit amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006*	2007	2006*
Revenues:
Third parties	$6,555,424	$6,333,023	$18,019,727	$17,854,321
Related parties	166,300	118,415	336,542	305,046

Total (see Note 4)	6,721,724	6,451,438	18,356,269	18,159,367

Costs and expenses:
Operating costs and expenses:
Third parties	6,310,960	5,985,716	17,089,119	16,926,292
Related parties	109,198	107,041	326,752	336,250

Total	6,420,158	6,092,757	17,415,871	17,262,542

General and administrative costs:
Third parties	9,603	9,041	32,566	25,509
Related parties	18,222	15,381	64,746	49,656

Total	27,825	24,422	97,312	75,165

Total costs and expenses	6,447,983	6,117,179	17,513,183	17,337,707

Equity earnings	6,571	2,277	5,128	17,982

Operating income	280,312	336,536	848,214	839,642

Other income (expense):
Interest expense	(137,602)	(88,533)	(341,949)	(247,661)
Interest income	3,079	3,180	8,840	6,981
Other, net	(223)	80	60,312	3,023

Total	(134,746)	(85,273)	(272,797)	(237,657)

Income before taxes and minority interest	145,566	251,263	575,417	601,985
Provision for income taxes	(2,056)	(3,428)	(9,208)	(13,105)
Minority interest	(131,233)	(210,793)	(478,975)	(490,332)

Income before the cumulative effect of change in accounting principle	12,277	37,042	87,234	98,548
Cumulative effect of change in accounting principle (see Note 2)	—	—	—	96

Net income	$12,277	$37,042	$87,234	$98,644

Net income allocation: (see Note 14)
Limited partners	$12,276	$37,038	$87,225	$98,634

General partner	$1	$4	$9	$10

Earnings per Unit: (see Note 14)
Basic and diluted income per Unit before change in accounting principle	$0.10	$0.36	$0.80	$0.96

Basic and diluted income per Unit	$0.10	$0.36	$0.80	$0.96

*Restated as described in Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006 *	2007	2006 *
Net income	$12,277	$37,042	$87,234	$98,644
Other comprehensive income:
Cash flow hedges:
Net commodity financial instrument gains (losses)	(25,416)	13,086	(24,815)	5,114
Foreign currency hedge gains	2,879	—	2,879	—
Net interest rate financial instrument gains (losses)	(3,018)	(2,222)	38,552	(584)
Less: Amortization of cash flow financing hedges	(1,398)	(1,065)	(3,402)	(3,158)

Total cash flow hedges	(26,953)	9,779	13,214	1,372
Foreign currency translation adjustment	1,832	—	2,381	—

Total other comprehensive income (loss)	(25,121)	9,779	15,595	1,372

Comprehensive income (loss)	$(12,844)	$46,841	$102,829	$100,016

* Restated as described in Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(See Note 3 for Parent Company Financial Information)
(Dollars in thousands)

	For the Nine Months
	Ended September 30,
	2007	2006*
Operating activities:
Net income	$87,234	$98,644
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion in operating costs and expenses	471,344	413,012
Depreciation and amortization in general and administrative costs	9,194	5,559
Amortization in interest expense	1,469	(423)
Equity earnings	(5,128)	(17,982)
Distributions received from unconsolidated affiliates	82,603	53,631
Cumulative effect of change in accounting principle	—	(96)
Operating lease expense paid by EPCO, Inc.	1,579	1,584
Minority interest	478,975	490,332
Unamortized debt issue costs	566	—
Gain on sale of assets	(67,359)	(4,812)
Deferred income tax expense	4,885	13,034
Changes in fair market value of financial instruments	4,712	39
Net effect of changes in operating accounts (see Note 17)	66,521	179,083

Net cash flows provided by operating activities	1,136,595	1,231,605

Investing activities:
Capital expenditures	(2,102,103)	(1,311,528)
Contributions in aid of construction costs	53,429	63,670
Proceeds from sale of assets	159,032	4,793
Increase in restricted cash	(82,413)	(6,203)
Cash used for business combinations	(3,285)	(155,948)
Investments in unconsolidated affiliates	(1,879,721)	(22,659)
Advances (to) from unconsolidated affiliates	(18,946)	10,288

Cash used in investing activities	(3,874,007)	(1,417,587)

Financing activities:
Borrowings under debt agreements	8,953,625	3,196,534
Repayments of debt	(6,372,131)	(3,160,650)
Debt issuance costs	(26,782)	(1,019)
Distributions paid to partners	(110,376)	(78,670)
Proceeds from issuance of our Units, net	739,866	—
Repurchase of unit-based awards from former officer	(1,568)	—
Settlement of cash flow hedging financial instruments	49,103	—
Distributions paid to minority interests	(796,127)	(692,645)
Cash distribution paid to former owners of TEPPCO interests	(29,760)	(42,898)
Contributions from minority interests	354,566	1,040,727

Cash provided by financing activities	2,760,416	261,379

Effect of exchange rate changes on cash flows	347	—
Net change in cash and cash equivalents	23,004	75,397
Cash and cash equivalents, January 1	23,290	42,769

Cash and cash equivalents, September 30	$46,641	$118,166

*Restated as described in Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED PARTNERS’ EQUITY
(See Note 12 for Unit History and Detail of Changes in Limited Partners’ Equity)
(Dollars in thousands)

	Limited	General
	Partners	Partner	AOCI	Total
|	| | |
Balance, December 31, 2006 *	$1,418,669	$14	$21,566	$1,440,249
Net income	87,225	9	—	87,234
Operating leases paid by EPCO, Inc.	80	—	—	80
Cash distributions to partners	(110,365)	(11)	—	(110,376)
Cash distributions to former owners of TEPPCO interests	(29,760)	—	—	(29,760)
Proceeds from issuance of our Units, net	739,866	—	—	739,866
Change in funded status of pension and postretirement plans, net of tax	—	—	1,070	1,070
Amortization of equity awards	343	—	—	343
Foreign currency translation adjustment	—	—	2,381	2,381
Cash flow hedges	—	—	13,214	13,214

Balance, September 30, 2007	$2,106,058	$12	$38,231	$2,144,301

* Restated as described in Note 1.
See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Partnership Organization and Basis of Financial Statement Presentation
     Partnership Organization
          Enterprise GP Holdings L.P. is a publicly traded Delaware limited partnership, the registered limited partnership interest (the “Units”) of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPE.” The current business of Enterprise GP Holdings L.P. is to own general and limited partner interests of publicly traded partnerships engaged in the midstream energy industry and related businesses. Unless the context requires otherwise, references to “we,” “us,” “our,” or “the Company” are intended to mean the business and operations of Enterprise GP Holdings L.P. and its consolidated subsidiaries.
          References to “the parent company” mean Enterprise GP Holdings L.P., individually as the parent company, and not on a consolidated basis. The parent company was formed in April 2005 and completed its initial public offering of 14,216,784 Units in August 2005. Private company affiliates of EPCO, Inc. owned the predecessor of the parent company. The parent company is owned 99.99% by its limited partners and 0.01% by its general partner, EPE Holdings, LLC (“EPE Holdings”). EPE Holdings is a wholly owned subsidiary of Dan Duncan LLC, the membership interests of which are owned by Dan L. Duncan.
          References to “Enterprise Products Partners” mean the business and operations of Enterprise Products Partners L.P. and its consolidated subsidiaries. Enterprise Products Partners is a publicly traded Delaware limited partnership, the registered limited partnership interests of which are listed on the NYSE under the ticker symbol “EPD.” References to “EPGP” mean Enterprise Products GP, LLC, which is the general partner of Enterprise Products Partners. Enterprise Products Partners has no business activities outside those conducted by its operating subsidiary, Enterprise Products Operating LLC (“EPO”), as successor in interest by merger to Enterprise Products Operating L.P.
          References to “Duncan Energy Partners” mean Duncan Energy Partners L.P., which is a consolidated subsidiary of EPO. Duncan Energy Partners is a publicly traded Delaware limited partnership, the registered limited partnership interests of which are listed on the NYSE under the ticker symbol “DEP.” References to “DEPGP” mean DEP Holdings, LLC, which is the general partner of Duncan Energy Partners and a wholly owned subsidiary of EPO.
          References to “TEPPCO” mean the business and operations of TEPPCO Partners, L.P. and its consolidated subsidiaries. TEPPCO is a publicly traded Delaware limited partnership, the registered limited partnership interests of which are listed on the NYSE under the ticker symbol “TPP.” References to “TEPPCO GP” mean Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO.
          References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”). Energy Transfer Equity is a publicly traded Delaware limited partnership, the registered limited partnership interests of which are listed on the NYSE under the ticker symbol “ETE.” The general partner of Energy Transfer Equity is LE GP, LLC (“ETEGP”).
          References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”) and EPE Unit III, L.P. (“EPE Unit III”), collectively, which are private company affiliates of EPCO, Inc.

          References to “DFI” mean Duncan Family Interests, Inc. and “DFIGP” mean DFI GP Holdings, L.P. DFI and DFIGP are private company affiliates of EPCO, Inc. The parent company acquired its ownership interests in TEPPCO and TEPPCO GP from DFI and DFIGP.
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
     Basis of Financial Statement Presentation
          Our results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results expected for the full year.
          Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
          In our opinion, the accompanying interim Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These Unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our Current Report on Form 8-K dated September 21, 2007 (the “Restatement Form 8-K”), which restates portions of our annual report on Form 10-K for the year ended December 31, 2006 and quarterly report on Form 10-Q for the three months ended March 31, 2007. The Restatement Form 8-K reflects our new business segments and the acquisition of interests in TEPPCO and TEPPCO GP on May 7, 2007.
          Effective with the second quarter of 2007, our consolidated and parent-only financial statements and related notes were restated to reflect the acquisition of ownership interests in TEPPCO and TEPPCO GP (including associated incentive distribution rights (“IDRs”) of TEPPCO) in May 2007 and the reorganization of our business segments. TEPPCO and TEPPCO GP have been under common control with the parent company since February 2005.
          In most circumstances, GAAP requires a general partner to consolidate the financial statements of its respective limited partnership due to the general partner’s ability to control the actions of such limited partnership. As a result, our general purpose financial statements reflect the consolidated results of EPGP with those of Enterprise Products Partners and of TEPPCO GP with those of TEPPCO. We control both EPGP and TEPPCO GP through our ownership of 100% of the membership interests in each of EPGP and TEPPCO GP. The acquisitions of ownership interests in TEPPCO and TEPPCO GP were accounted for at historical costs as a reorganization of entities under common control in a manner similar to a pooling of interests.
          Basis of Financial Information pertaining to EPGP and Enterprise Products Partners. The parent company acquired its investments in Enterprise Products Partners and EPGP in August 2005 from private company affiliates of EPCO under the common control of Mr. Duncan. The parent company owns 13,454,498 common units of Enterprise Products Partners and 100% of the membership interests of EPGP, which is entitled to 2% of the cash distributions paid by Enterprise Products Partners as well as the associated IDRs of Enterprise Products Partners. See Note 3 for additional information regarding the parent company’s investments in EPGP and Enterprise Products Partners. Since EPGP and Enterprise Products Partners have been under the indirect common control of Mr. Duncan for all periods presented in these financial statements, our consolidated financial statements include the consolidated financial information of EPGP.
          Basis of Financial Information pertaining to TEPPCO GP and TEPPCO. The parent company acquired 4,400,000 common units of TEPPCO and 100% of the membership interests of TEPPCO GP (including associated IDRs of TEPPCO) in May 2007 from private company affiliates of EPCO (i.e. DFI and DFIGP) under the common control of Mr. Duncan. TEPPCO GP is entitled to 2% of the cash distributions paid by TEPPCO as well as the associated IDRs of TEPPCO. See Note 3 for additional information regarding the parent company’s investments in TEPPCO GP and TEPPCO.
          Since the parent company, DFI and DFIGP are under the common control of Mr. Duncan, the parent company’s acquisition of ownership interests in TEPPCO and TEPPCO GP was accounted for at historical costs as a reorganization of entities under common control in a manner similar to a pooling of interests. The inclusion of TEPPCO and TEPPCO GP in our financial statements was effective January 1, 2005 because an affiliate of EPCO under common control with the parent company originally acquired ownership interests in TEPPCO GP in February 2005.
          All earnings derived from TEPPCO IDRs and TEPPCO common units in excess of those allocated to the parent company are presented as a component of minority interest in our consolidated financial statements. In addition, the former owners of the TEPPCO and TEPPCO GP interests and rights were allocated all cash receipts from these investments during the periods they owned such interests prior to May 7, 2007. This method of presentation is intended to show how the combination of investments would have affected our business.
          Our restated consolidated financial statements and notes continue to reflect the parent company’s share of earnings, cash flows and net assets in Enterprise Products Partners and EPGP as before. With respect to TEPPCO and TEPPCO GP, our restated consolidated financial statements and notes and the restated financial statements of the parent company reflect investments in TEPPCO and TEPPCO GP as follows:
▪	Ownership of 100% of the membership interests in TEPPCO GP and associated TEPPCO IDRs for all periods presented. TEPPCO GP is entitled to 2% of the quarterly cash distributions paid by TEPPCO and its percentage interest in TEPPCO’s quarterly cash distributions is increased through its ownership of the associated TEPPCO IDRs, after certain specified target levels of distribution rates are met by TEPPCO. Currently, TEPPCO GP’s quarterly general partner and associated incentive distribution thresholds are as follows:
▪	2% of quarterly cash distributions up to $0.275 per unit paid by TEPPCO;

▪	15% of quarterly cash distributions from $0.276 per unit up to $0.325 per unit paid by TEPPCO; and

▪	25% of quarterly cash distributions that exceed $0.325 per unit paid by TEPPCO.
Prior to December 2006, TEPPCO GP was entitled to 50% of any quarterly cash distributions paid by TEPPCO that exceeded $0.45 per unit. This distribution tier was eliminated by TEPPCO as part of an amendment to its partnership agreement in December 2006 in exchange for the issuance of 14,091,275 common units of TEPPCO to TEPPCO GP, which were subsequently distributed to affiliates of EPCO.
The economic benefit of the TEPPCO IDRs for periods prior to December 2006 is equal to: (i) the benefit that would have been received by the parent company at the current (i.e. post-December 2006) 25% maximum threshold assuming historical distribution rates plus (ii) an incremental amount of benefit that would have been received from 4,400,000 of the 14,091,275 common units issued by TEPPCO in December 2006 in connection with the conversion of TEPPCO IDRs in excess of the 25% threshold. DFI and DFIGP retain the economic benefit of TEPPCO IDRs through the remaining 9,691,275 common units issued by TEPPCO in December 2006. After December 2006, our net income reflects current TEPPCO IDRs (i.e., capped at the 25% maximum threshold).
▪	Ownership of 4,400,000 common units of TEPPCO since the date of issuance to affiliates of EPCO in December 2006.
          The supplemental financial information we provide for the parent company under Note 3 was prepared using the assumptions outlined above for our general purpose consolidated financial statements.
          Basis of Financial Information pertaining to ETEGP and Energy Transfer Equity. The parent company entered into a securities purchase agreement on May 7, 2007, pursuant to which it acquired 38,976,090 common units of Energy Transfer Equity and approximately 34.9% of the membership interests in ETEGP for $1.65 billion in cash. Energy Transfer Equity owns limited partner interests and the general partner interest in Energy Transfer Partners, L.P., a publicly traded partnership. We account for our investments in Energy Transfer Equity and ETEGP using the equity method of accounting.
          Revised Business Segments. We have revised our business segment disclosures to reflect the parent company’s new equity investments and sources of cash flows. Our reorganized business segments reflect the manner in which these investments are managed and reviewed by the chief executive officer of our general partner, who is our chief operating decision maker. The new reportable segments are (i) Investment in Enterprise Products Partners, (ii) Investment in TEPPCO and (iii) Investment in Energy Transfer Equity.
          Our Investment in Enterprise Products Partners segment reflects the consolidated operations of Enterprise Products Partners and its general partner, EPGP. Our Investment in TEPPCO segment reflects the consolidated operations of TEPPCO and its general partner, TEPPCO GP. As discussed previously, the Investment in TEPPCO segment represents the historical operations of TEPPCO and TEPPCO GP that were under common control with us prior to our acquisition of such interests in May 2007. TEPPCO and Enterprise Products Partners are joint venture partners in Jonah Gas Gathering Company (“Jonah”), which owns a natural gas gathering pipeline located in southwest Wyoming (the “Jonah system”). Within their respective financial statements, Enterprise Products Partners and TEPPCO account for their individual ownership interests in Jonah using the equity method of accounting. As a result of common control at the parent company-level, we classify the assets and results of operations from Jonah within our Investment in TEPPCO segment. The Investment in Energy Transfer Equity segment reflects our equity method investment in Energy Transfer Equity and ETEGP.
Note 2. General Accounting Policies and Related Matters
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
          If the entity is organized as a limited partnership or limited liability company and maintains separate ownership accounts, we account for our investment using the equity method if our ownership interest is between 3% and 50% and we exercise significant influence over the entity’s operating and financial policies. For all other types of investments, we apply the equity method of accounting if our ownership interest is between 20% and 50% and we exercise significant influence over the entity’s operating and financial policies. Our proportionate share of profits and losses from transactions with equity method unconsolidated affiliates are eliminated in consolidation to the extent such amounts are material and remain on our balance sheet (or those of our equity method investments) in inventory or similar accounts.
          If our ownership interest in an entity does not provide us with either control or significant influence, we account for the investment using the cost method.
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
     Employee Benefit Plans
          TEPPCO maintained a non-contributory, trustee-administered pension plan through April 2006, at which time TEPPCO received a determination letter from the Internal Revenue Service providing its approval to terminate the plan. At September 30, 2007, $0.1 million of the plan assets had not been distributed to plan participants.
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
          Defined Contribution Plan. Dixie contributed $0.1 million to its company-sponsored defined contribution plan during each of the three month periods ended September 30, 2007 and 2006. During each of the nine month periods ended September 30, 2007 and 2006, Dixie contributed $0.2 million to its company-sponsored defined contribution plan.
          Pension and Postretirement Benefit Plans. Dixie’s net pension benefit costs were $0.1 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, Dixie’s net pension benefit costs were $0.4 million and $0.5 million, respectively. Dixie’s net postretirement benefit costs were $0.1 million for each of the three months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006, Dixie’s net postretirement benefit costs were $0.3 million and $0.2 million, respectively. During the remainder of 2007, Dixie expects to contribute approximately $0.1 million to its postretirement benefit plan and approximately $1.2 million to its pension plan.
     Environmental Costs
          Environmental costs for remediation are accrued based on estimates of known remediation requirements. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop. Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals. Ongoing environmental compliance costs are charged to expense as incurred. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable. Expenditures to mitigate or prevent future environmental contamination are capitalized.

          At September 30, 2007 and December 31, 2006, our accrued liabilities for environmental remediation projects totaled $29.5 million and $26.0 million, respectively. These amounts were derived from a range of reasonable estimates based upon studies and site surveys. Unanticipated changes in circumstances and/or legal requirements could result in expenses being incurred in future periods in addition to an increase in actual cash required to remediate contamination for which we are responsible.
          In February 2007, Enterprise Products Partners entered into a settlement with a third party, which resulted in it receiving, in part, $6.5 million from such third party. Enterprise Products Partners reserved such cash payment to fund anticipated future environmental remediation costs associated with certain assets that it had acquired from the third party. Previously, the third party had been obligated to indemnify Enterprise Products Partners for such costs.  As a result of the settlement, this indemnification arrangement was terminated.
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
     Income Taxes
          We are organized as a pass-through entity for income tax purposes. As a result, our partners are responsible for federal and state, where applicable, income taxes on their share of our taxable income. For the three and nine months ended September 30, 2007, our provision for income taxes is applicable to state tax obligations under the Revised Texas Franchise Tax and certain federal and state tax obligations of Seminole Pipeline Company (“Seminole”) and Dixie, both of which are consolidated subsidiaries of ours.
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
     Minority Interest
          As presented in our Unaudited Condensed Consolidated Balance Sheets, minority interest represents third-party and related party ownership interests in the net assets of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority owned subsidiaries are consolidated with those of the parent company, with any third-party and related party ownership in such amounts presented as minority interest.

          The following table presents the components of minority interest as presented on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	September 30,	December 31,
	2007	2006

Limited partners of Enterprise Products Partners:
Third-party owners of Enterprise Products Partners (1)	$5,048,968	$5,219,349
Related party owners of Enterprise Products Partners (2)	303,837	395,591
Limited partners of Duncan Energy Partners:
Third-party owners of Duncan Energy Partners (3)	290,195	—
Related party former owners of TEPPCO GP (4)	—	(13,098)
Limited partners of TEPPCO:
Third-party owners of TEPPCO (1)	1,390,873	1,384,557
Related party owners of TEPPCO (2)	(8,798)	3,290
Joint venture partners (5)	140,604	129,130

Total minority interest on consolidated balance sheet	$7,165,679	$7,118,819

(1)	Consists of non-affiliate public unitholders of Enterprise Products Partners and TEPPCO.

(2)	Consists of unitholders of Enterprise Products Partners and TEPPCO that are related party affiliates of the parent company. This group is primarily comprised of EPCO and certain of its private company consolidated subsidiaries.

(3)	Consists of non-affiliate public unitholders of Duncan Energy Partners. On February 5, 2007, Duncan Energy Partners completed its initial public offering of 14,950,000 common units. A wholly owned operating subsidiary of Enterprise Products Partners owns the general partner of Duncan Energy Partners; therefore, Enterprise Products Partners consolidates the financial statements of Duncan Energy Partners with those of its own. For financial accounting and reporting purposes, the public owners of Duncan Energy Partners are presented as minority interest in our consolidated financial statements effective February 1, 2007.

(4)	Represents ownership interests in the top 25% of TEPPCO GP incentive distribution rights held by DFI and DFIGP (see Note 1, “Basis of Financial Statement Presentation”).

(5)	Represents third-party ownership interests in joint ventures that we consolidate, including Seminole, Dixie, Tri-States Pipeline L.L.C. (“Tri-States”), Independence Hub, LLC (“Independence Hub”), Wilprise Pipeline Company, L.L.C. (“Wilprise”) and Belle Rose NGL Pipeline, L..L.C. (“Belle Rose”).
          The following table presents the components of minority interest expense as presented on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Limited partners of Enterprise Products Partners	$85,669	$176,341	$278,077	$383,312
Limited partners of Duncan Energy Partners	3,242	—	9,356	—
Related party former owners of TEPPCO GP	—	3,465	—	12,253
Limited partners of TEPPCO	37,783	29,048	181,716	90,092
Joint venture partners	4,539	1,939	9,826	4,675

Total	$131,233	$210,793	$478,975	$490,332

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

          The following table presents distributions paid to and contributions from minority interests as presented on our Unaudited Condensed Statements of Consolidated Cash Flows for the periods indicated:

	For the Nine Months
	Ended September 30,
	2007	2006

Distributions paid to minority interests:
Limited partners of Enterprise Products Partners	$600,947	$524,727
Limited partners of Duncan Energy Partners	9,628	—
Related party former owners of TEPPCO GP	—	17,718
Limited partners of TEPPCO	174,697	145,558
Joint venture partners	10,855	4,642

Total distributions paid to minority interests	$796,127	$692,645

Contributions from minority interests:
Limited partners of Enterprise Products Partners	$51,541	$822,565
Limited partners of Duncan Energy Partners	290,466	—
Limited partners of TEPPCO	54	195,071
Joint venture partners	12,505	23,091

Total contributions from minority interests	$354,566	$1,040,727

          Distributions paid to the limited partners of Enterprise Products Partners and TEPPCO primarily represent the quarterly cash distributions paid by these entities to their unitholders, excluding those paid to the parent company in connection with its ownership of common units of Enterprise Products Partners and TEPPCO.
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
     Recent Accounting Developments
          SFAS 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and we are required to adopt SFAS 157 as of January 1, 2008.
          SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in net income. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating this statement and have not yet determined the impact of such on our financial statements.

     Reclassifications
          A reclassification was made to the Unaudited Condensed Consolidated Balance Sheets for the year ended December 31, 2006 to conform to current presentations of similar items for accrued expenses, accrued product payables, and accounts payable – trade.
Note 3. Parent Company Financial Information
          The parent company is a holding company investing in general and limited partner interests of publicly traded partnerships engaged in the midstream energy industry and related businesses. The parent company has no business activities apart from such investing and indirectly overseeing the management of the entities it controls. In order to fully understand the financial condition and results of operations of the parent company, we are providing the standalone financial information of Enterprise GP Holdings apart from that of our consolidated partnership financial information.
          The parent company’s primary cash requirements are for general and administrative costs, debt service requirements and distributions to its partners. The principal sources of cash flow for the parent company are the distributions it receives from its investments in limited partner interests and membership interests in the related general partners. The parent company’s assets and liabilities are not available to satisfy the debts and other obligations of its investees. Conversely, the assets and liabilities of the parent company’s investees are not available to satisfy the debts and obligations of the parent company. At September 30, 2007, the parent company had investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners.
     Investment in Enterprise Products Partners
          The parent company acquired an investment in Enterprise Products Partners and EPGP in August 2005 from private company affiliates of EPCO under the common control of Mr. Duncan. The parent company owns 13,454,498 common units of Enterprise Products Partners and 100% of the membership interests of EPGP, which is entitled to 2% of the cash distributions paid by Enterprise Products Partners as well as the associated IDRs of Enterprise Products Partners. EPGP is the sole general partner of, and thereby controls, Enterprise Products Partners.
          EPGP’s percentage interest in Enterprise Products Partners’ quarterly cash distributions is increased through its ownership of the associated IDRs, after certain specified target levels of distribution rates are met by Enterprise Products Partners. EPGP’s quarterly general partner and associated incentive distribution thresholds are as follows:
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
     Investment in TEPPCO
          The parent company acquired 4,400,000 common units of TEPPCO and 100% of the membership interests of TEPPCO GP (including associated TEPPCO IDRs) on May 7, 2007 from DFI and DFIGP, which are private company affiliates of EPCO under the common control of Mr. Duncan. The parent company financed these acquisitions through its issuance of 14,173,304 Class B Units and 16,000,000

Class C Units. In July 2007, all of the outstanding 14,173,304 Class B Units were converted into Units on a one-to-one basis. See Note 12 for information regarding the Class B and Class C Units.
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

          TEPPCO GP is entitled to 2% of the cash distributions paid by TEPPCO as well as the associated IDRs of TEPPCO. TEPPCO GP is the sole general partner of, and thereby controls, TEPPCO. TEPPCO GP’s percentage interest in TEPPCO’s quarterly cash distributions is increased through its ownership of the associated IDRs, after certain specified target levels of distribution rates are met by TEPPCO. Currently, TEPPCO GP’s quarterly general partner and associated incentive distribution thresholds are as follows:
▪	2% of quarterly cash distributions up to $0.275 per unit paid by TEPPCO;

▪	15% of quarterly cash distributions from $0.276 per unit up to $0.325 per unit paid by TEPPCO; and

▪	25% of quarterly cash distributions that exceed $0.325 per unit paid by TEPPCO.
          Prior to December 2006, TEPPCO GP was entitled to 50% of any quarterly cash distributions paid by TEPPCO that exceeded $0.45 per unit. This distribution tier was eliminated by TEPPCO as part of an amendment to its partnership agreement in December 2006 in exchange for the issuance of 14,091,275 common units of TEPPCO to TEPPCO GP, which were subsequently distributed to affiliates of EPCO.
          For additional information regarding the Investment in TEPPCO segment, see Note 4.
     Investment in Energy Transfer Equity
          On May 7, 2007, the parent company entered into a securities purchase agreement pursuant to which it acquired 38,976,090 common units of Energy Transfer Equity and approximately 34.9% of the membership interests in ETEGP for $1.65 billion in cash. These partnership and membership interests represent non-controlling interests in each entity.
          ETEGP owns a 0.01% general partner interest in Energy Transfer Equity, which general partner interest has no associated IDRs in the quarterly cash distributions of Energy Transfer Equity. The business purpose of ETEGP is to manage the affairs and operations of Energy Transfer Equity. ETEGP has no separate business activities outside of those conducted by Energy Transfer Equity. The commercial management of Energy Transfer Equity does not overlap with that of Enterprise Products Partners or TEPPCO.
          The following table summarizes the values recorded by the parent company in connection with these investments, which are accounted for using the equity method.

Energy Transfer Equity (38,976,090 common units)	$1,636,996
ETEGP (approximately 34.9% membership interest)	12,338

Total invested by the parent company	$1,649,334

          Energy Transfer Equity is a publicly traded Delaware limited partnership formed in 2002 that completed its initial public offering in February 2006. Energy Transfer Equity’s only cash generating assets are its direct and indirect investments in limited partner interests of ETP and membership interests in ETP’s general partner. Energy Transfer Equity owns common units of ETP and the general partner of ETP, which is entitled to 2% of the quarterly cash distributions of ETP as well as the associated ETP IDRs. Currently, the general partner of ETP receives quarterly cash distributions from ETP representing the general partner share and associated ETP IDRs as follows:
▪	2% of quarterly cash distributions up to $0.275 per unit paid by ETP;

▪	15% of quarterly cash distributions from $0.275 per unit up to $0.3175 per unit paid by ETP;

▪	25% of quarterly cash distributions from $0.3175 per unit up to $0.4125 per unit paid by ETP; and

▪	50% of quarterly cash distributions that exceed $0.4125 per unit paid by ETP.
          As disclosed in the Form 10-K of Energy Transfer Equity for the year ended August 31, 2007, the total amount of distributions Energy Transfer Equity received from ETP was $370.7 million, which consisted of $175.0 million from limited partner interests; $12.7 million from general partner interests and $183.0 million from the ETP IDRs. Energy Transfer Equity declared $277.0 million in distributions to its partners during the year ended August 31, 2007.
          The equity earnings the parent company records from Energy Transfer Equity and ETEGP are based on estimates derived from the SEC filings of Energy Transfer Equity. The fiscal year of Energy Transfer Equity ends August 31; therefore, its quarterly financial reporting timeframes do not coincide with those of the parent company. As a result, the parent company estimates its share of equity earnings based on Energy Transfer Equity’s published data. Such estimates may differ from those ultimately recorded by Energy Transfer Equity.
          For additional information regarding our equity-method investments in Energy Transfer Equity and ETEGP, see Note 9.

     Parent Company Statements of Cash Flows
          The following table presents the parent company’s unaudited statements of cash flows for the periods indicated:

	For the Nine Months
	Ended September 30,
	2007	2006

Operating activities:
Net income	$87,234	$98,644
Adjustments to reconcile net income to net cash flows provided by operating activities:
Amortization in interest expense	3,972	255
Amortization of equity awards	67	21
Cumulative effect of change in accounting principle	—	(18)
Amortization of fair value of debt	1,298	—
Equity earnings	(139,851)	(107,044)
Cash distributions received from unconsolidated affiliates	167,497	132,492
Net effect of changes in operating accounts	9,614	(4,276)

Net cash flows provided by operating activities	129,831	120,074

Investing activities:
Investments in unconsolidated affiliates	(1,650,467)	(18,920)

Cash used in investing activities	(1,650,467)	(18,920)

Financing activities:
Net borrowings under parent company credit facility	928,000	21,500
Debt issuance costs	(7,751)	(1,019)
Proceeds from issuance of our Units, net	739,866	—
Cash distribution paid by former owners of TEPPCO interests	(29,760)	(42,898)
Distributions paid to partners	(110,376)	(78,670)

Cash provided by (used in) financing activities	1,519,979	(101,087)

Net change in cash and cash equivalents	(657)	67
Cash and cash equivalents, January 1	783	508

Cash and cash equivalents, September 30	$126	$575

          Equity earnings represent the parent company’s share of the net income of each entity. The amounts the parent company records as equity earnings differ from the cash distributions it receives since net income includes non-cash depreciation and amortization expense and similar non-cash income and expense amounts. In addition, cash distributions may also be impacted by the maintenance of cash reserves by each underlying entity and other provisions.
          On May 7, 2007, the parent company executed a $1.9 billion interim credit facility (the “EPE Interim Credit Facility”) in connection with its acquisition of equity interests in Energy Transfer Equity and ETEGP. In July 2007, the parent company used net proceeds from its private placement of Units (see Note 12) to repay the $500.0 million in principal outstanding under the EPE Term Loan (Equity Bridge), $238.0 million to reduce principal outstanding under the EPE Term Loan (Debt Bridge) and $2.0 million of related accrued interest. On August 24, 2007, the parent company refinanced amounts then outstanding under the EPE Interim Credit Facility. See Notes 11 and 18 for additional information regarding the parent company’s credit facilities.

          The following table details the components of cash distributions received from unconsolidated affiliates and cash distributions paid by the parent company for the periods indicated:

	For the Nine Months
	Ended September 30,
	2007	2006

Cash distributions from investees:
Investment in Enterprise Products Partners (“EPD”):
From 13,454,498 common units of EPD	$19,173	$17,962
From 2% general partner interest in EPD	12,597	11,041
From general partner incentive distribution rights in distributions of EPD	76,266	60,591
Investment in TEPPCO:
From 4,400,000 common units of TEPPCO	8,998	8,045
From 2% general partner interest in TEPPCO	3,748	2,971
From general partner incentive distribution rights in distributions of TEPPCO	32,106	31,882
Investment in Energy Transfer Equity:
From 38,976,090 common units of Energy Transfer Equity	14,519	—
From 34.9% general partner interest in Energy Transfer Equity	90	—

Total cash distributions from unconsolidated affiliates	$167,497	$132,492

Distributions by the parent company:
EPCO and affiliates	$89,813	$68,097
Public	20,552	10,565
General partner interest	11	8

Total distributions by the parent company	$110,376	$78,670

     Parent Company Balance Sheets
          The following table presents the parent company’s unaudited balance sheet data at the dates indicated:

	September 30,	December 31,
	2007	2006

ASSETS
Current assets	$4,525	$2,928
Investments:
Investment in Enterprise Products Partners	827,064	840,933
Investment in TEPPCO	740,855	730,823
Investment in Energy Transfer Equity	1,634,917	—

Total investments	3,202,836	1,571,756
Other assets	1,070	340

Total assets	$3,208,431	$1,575,024

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	$9,500	$1,023
Long term debt (see Note 11)	1,083,000	155,000
Other long term liabilities	2,732	—
Partners’ equity	2,113,199	1,419,001

Total liabilities and partners’ equity	$3,208,431	$1,575,024

          To the extent that the parent company’s investments in Enterprise Products Partners, EPGP, TEPPCO and TEPPCO GP are equal to the underlying capital accounts of the parent company in each entity, the investment amounts are eliminated in the process of preparing our general purpose consolidated financial statements.
          At December 31, 2006, the parent company’s aggregate investment in TEPPCO and TEPPCO GP included $810.2 million of excess cost amounts consisting of $606.9 million attributed to IDRs (an indefinite-life intangible asset), $198.1 million of goodwill and $5.1 million attributed to fixed assets.

These excess cost amounts have been reclassified to the appropriate balance sheet line items in preparing our general purpose consolidated financial statements.
          The amount attributed to IDRs represents the historical carrying value and characterization of such asset by DFIGP, an affiliate of EPCO under common control with the parent company. This intangible asset is not subject to amortization, but is subject to periodic testing for recoverability. The $198.1 million of goodwill and $5.1 million of additional property, plant and equipment value is associated with the 4,400,000 TEPPCO common units contributed by DFI and TEPPCO GP’s 2% general partner interest in TEPPCO contributed by DFIGP. These amounts represent DFI’s and DFIGP’s historical carrying values and characterization of such assets. Goodwill is not subject to amortization, but is subject to annual testing for recoverability. The $5.1 million of additional property, plant and equipment value represents the pro rata excess of fair value of TEPPCO’s fixed assets over their historical carrying values in February 2005.
          Debt principal outstanding at September 30, 2007 includes $1.1 billion borrowed in connection with the acquisition of ownership interests in Energy Transfer Equity and ETEGP (see Note 11).
     Parent Company Income Statements
          The following table presents the parent company’s unaudited income statements for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Equity earnings:
Investment in Enterprise Products Partners	$31,831	$31,635	$93,427	$82,085
Investment in TEPPCO	9,911	8,345	46,692	24,959
Investment in Energy Transfer Equity	(3,042)	—	(268)	—

Total equity earnings	38,700	39,980	139,851	107,044

General and administrative costs	891	395	2,420	1,524

Operating income	37,809	39,585	137,431	105,520

Other income (expense):
Interest expense	(25,627)	(2,558)	(50,345)	(6,935)
Interest income	92	15	145	41

Total	(25,535)	(2,543)	(50,200)	(6,894)

Income before provision of income tax and cumulative effect of change in accounting principle	12,274	37,042	87,231	98,626
Provision for income tax	3	—	3	—
Cumulative effect of change in accounting principle	—	—	—	18

Net income	$12,277	$37,042	$87,234	$98,644

Note 4. Business Segments
          The Company has three reportable business segments: (i) Investment in Enterprise Products Partners, (ii) Investment in TEPPCO and (iii) Investment in Energy Transfer Equity. Our investing activities are organized into business segments that reflect how the chief executive officer of our general partner (i.e. our chief operating decision maker) routinely manages and reviews the financial performance of these investments. We evaluate segment performance based on operating income. Each of the respective general partners has separate operating management and boards of directors, with each board having at least three independent directors.
          Our Investment in Enterprise Products Partners business segment reflects the consolidated operations of Enterprise Products and its general partner, EPGP. Our Investment in TEPPCO reflects the consolidated operations of TEPPCO and its general partner, TEPPCO GP. As discussed previously, the Investment in TEPPCO segment represents the historical operations of TEPPCO and TEPPCO GP that were under common control with us prior to our acquisition of these interests in May 2007. TEPPCO and Enterprise Products Partners are joint venture partners in Jonah, which owns the Jonah system. Within their respective financial statements, Enterprise Products Partners and TEPPCO account for their individual ownership interests in Jonah using the equity method of accounting. As a result of common control at the parent company-level, we classify the assets and results of operations from Jonah within our Investment in TEPPCO segment. We control Enterprise Products Partners and TEPPCO through our ownership of their respective general partners. Our Investment in Energy Transfer Equity business segment reflects our equity method investment in Energy Transfer Equity and its general partner, ETEGP.
          Segment revenues and expenses include intersegment transactions, which are generally based on transactions made at market-related rates. Our consolidated totals reflect the elimination of intersegment transactions. We classify equity earnings from unconsolidated affiliates as a component of operating income. Our equity investments in Energy Transfer Equity and ETEGP are a vital component of our business strategy to increase cash distributions to unitholders through accretive acquisitions. Such types of investments are also a component of the business strategies of Enterprise Products Partners and TEPPCO. They are a means by which Enterprise Products Partners and TEPPCO align their commercial interests with those of customers and/or suppliers who are joint owners in such entities. This method of operation enables Enterprise Products Partners and TEPPCO to achieve favorable economies of scale relative to the level of investment and business risk assumed versus what they could accomplish on a stand-alone basis. Given the interrelated nature of such entities to the operations of Enterprise Products Partners and TEPPCO, we believe the presentation of equity earnings from such unconsolidated affiliates as a component of operating income is meaningful and appropriate.
          Financial information presented for our Investment in Enterprise Products Partners and Investment in TEPPCO business segments was derived from the underlying consolidated financial statements of EPGP and TEPPCO GP, respectively. Financial information presented for our Investment in Energy Transfer Equity segment represents amounts we record in connection with these equity method investments based primarily on publicly available information of Energy Transfer Equity.

          The following table presents selected business segment information for the periods indicated:

	Reportable Segment
	Investment		Investment
	in		in
	Enterprise	Investment	Energy	Adjustments
	Products	in	Transfer	and	Consolidated
	Partners	TEPPCO	Equity	Eliminations	Totals

Revenues from external customers:
Three months ended September 30, 2007	$3,933,157	$2,622,267	$—	$—	$6,555,424
Three months ended September 30, 2006	3,740,162	2,592,861	—	—	6,333,023
Nine months ended September 30, 2007	11,268,342	6,751,385	—	—	18,019,727
Nine months ended September 30, 2006	10,304,580	7,549,741	—	—	17,854,321

Revenues from related parties:
Three months ended September 30, 2007	178,839	5,801	—	(18,340)	166,300
Three months ended September 30, 2006	132,363	8,139	—	(22,087)	118,415
Nine months ended September 30, 2007	379,314	7,834	—	(50,606)	336,542
Nine months ended September 30, 2006	335,872	16,623	—	(47,449)	305,046

Total revenues:
Three months ended September 30, 2007	4,111,996	2,628,068	—	(18,340)	6,721,724
Three months ended September 30, 2006	3,872,525	2,601,000	—	(22,087)	6,451,438
Nine months ended September 30, 2007	11,647,656	6,759,219	—	(50,606)	18,356,269
Nine months ended September 30, 2006	10,640,452	7,566,364	—	(47,449)	18,159,367

Equity earnings (loss):
Three months ended September 30, 2007	11,604	(1,991)	(3,042)	—	6,571
Three months ended September 30, 2006	2,265	12	—	—	2,277
Nine months ended September 30, 2007	9,516	(4,120)	(268)	—	5,128
Nine months ended September 30, 2006	14,306	3,676	—	—	17,982

Operating income:
Three months ended September 30, 2007	208,368	75,998	(3,042)	(1,012)	280,312
Three months ended September 30, 2006	273,857	63,201	—	(522)	336,536
Nine months ended September 30, 2007	608,599	251,815	(268)	(11,932)	848,214
Nine months ended September 30, 2006	652,146	189,144	—	(1,648)	839,642

Segment assets:
At September 30, 2007	15,781,552	5,507,265	1,649,984	(80,921)	22,857,880
At December 31, 2006	13,867,693	4,870,662	—	(38,464)	18,699,891

Investments in and advances to unconsolidated affiliates (see Note 9):
At September 30, 2007	630,450	266,853	1,649,984	—	2,547,287
At December 31, 2006	444,189	340,567	—	—	784,756

Intangible Assets (see Note 10):
At September 30, 2007	910,550	929,363	—	—	1,839,913
At December 31, 2006	986,304	952,649	—	—	1,938,953

Goodwill (see Note 10):
At September 30, 2007	591,643	216,430	—	—	808,073
At December 31, 2006	590,541	216,430	—	—	806,971
          The following information provides an overview of the underlying businesses of Enterprise Products Partners, TEPPCO and Energy Transfer Equity.
     Enterprise Products Partners
          Enterprise Products Partners is a publicly traded (NYSE: EPD) North American midstream energy company providing a wide range of services to producers and consumers of natural gas, NGLs, crude oil, and certain petrochemicals. In addition, Enterprise Products Partners is an industry leader in the development of pipeline and other midstream energy infrastructure in the continental United States and the Gulf of Mexico. Its midstream energy asset network links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the United States, Canada and the Gulf of Mexico with domestic consumers and international markets.
          Enterprise Products Partners transports natural gas, NGLs, crude oil and petrochemical products through more than 35,000 miles of onshore and offshore pipelines. Services include natural gas gathering, processing, transportation and storage; NGL fractionation (or separation), transportation, storage and import and export terminalling; crude oil transportation; offshore production platform services; and petrochemical pipeline and services. Enterprise Products Partners operates in four primary business lines: (i) NGL Pipelines & Services; (ii) Onshore Natural Gas Pipelines & Services; (iii) Offshore Pipelines & Services; and (iv) Petrochemical Services.
          The business purpose of EPGP is to manage the affairs and operations of Enterprise Products Partners. EPGP has no separate business activities outside of those conducted by Enterprise Products Partners and its consolidated subsidiaries, including Duncan Energy Partners. The commercial management of EPGP does not overlap with that of TEPPCO or Energy Transfer Equity.
     TEPPCO
          TEPPCO is a publicly-traded (NYSE: TPP) North American midstream energy company that owns and operates refined products and liquefied petroleum gas (“LPG”) pipelines; owns and operates petrochemical and NGL pipelines; is engaged in transportation, storage, gathering and marketing of crude oil; owns and operates natural gas gathering systems; and has ownership interests in various joint venture projects including the Seaway and Centennial pipelines. TEPPCO operates in three primary business lines: (i) Downstream, (ii) Upstream and (iii) Midstream.
          The business purpose of TEPPCO GP is to manage the affairs and operations of TEPPCO. TEPPCO GP has no separate business activities outside of those conducted by TEPPCO. The commercial management of TEPPCO does not overlap with that of Enterprise Products Partners or Energy Transfer Equity.
          In August 2006, TEPPCO and Enterprise Products Partners entered into the Jonah joint venture. TEPPCO and Enterprise Products Partners account for their respective ownership interests in the Jonah joint venture using the equity method of accounting. When we combine the financial statements of TEPPCO and Enterprise Products Partners in preparing our consolidated financial statements, we eliminate the Jonah equity income amounts recognized by TEPPCO and Enterprise Products Partners and consolidate the full financial statements of Jonah as a component of our Investment in TEPPCO segment. Jonah was a consolidated subsidiary of TEPPCO prior to August 2006.
          The following table presents selected income statement data for Jonah (on a 100% standalone basis) for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenues from external customers	$46,331	$41,636	$142,797	$108,253
Revenues from related parties	1,028	3,320	7,485	8,164

Total revenues	$47,359	$44,956	$150,282	$116,417

Operating income	$23,223	$18,572	$66,766	$72,526

          The following table presents selected balance sheet data for Jonah (on a 100% standalone basis) at the dates indicated:

	September 30,	December 31,
	2007	2006

Segment assets	$1,054,112	$834,554
Intangible assets	152,261	160,313
Goodwill	2,776	2,776
     Energy Transfer Equity
          Energy Transfer Equity is a publicly traded (NYSE: ETE) Delaware limited partnership formed in 2002 that completed its initial public offering in February 2006. Energy Transfer Equity’s only cash generating assets are its direct and indirect investments in limited and general partner interests of ETP. Energy Transfer Equity owns common units and the 2% general partner interest of ETP (including 100% of the IDRs held by the general partner of ETP).
          The business purpose of ETEGP is to manage the affairs and operations of Energy Transfer Equity. ETEGP has no separate business activities outside of those conducted by Energy Transfer Equity. The commercial management of Energy Transfer Equity does not overlap with that of Enterprise Products Partners or TEPPCO.
          ETP is a publicly traded partnership owning and operating a diversified portfolio of midstream energy assets. ETP’s natural gas operations include natural gas gathering and transportation pipelines, interstate transmission pipelines, natural gas treating and processing assets located in Texas, Louisiana, Utah and Colorado and three natural gas storage facilities located in Texas. These assets include approximately 14,000 miles of intrastate pipelines in service, with an additional 500 miles of intrastate pipelines under construction, and 2,400 miles of interstate pipelines. ETP is also one of the three largest retail marketers of propane in the            United States, serving more than one million customers across the country.
Note 5. Accounting for Unit-Based Awards
          We account for unit-based awards in accordance with SFAS 123(R), “Share-Based Payment.” SFAS 123(R) requires us to recognize compensation expense related to unit-based awards based on the fair value of the award at grant date. The fair value of restricted unit awards is based on the market price of the underlying common units on the date of grant. The fair value of other unit-based awards is estimated using the Black-Scholes option pricing model. Under SFAS 123(R), the fair value of an equity-classified award (such as a restricted unit award) is amortized to earnings on a straight-line basis over the requisite service or vesting period. Compensation expense for liability-classified awards (such as unit appreciation rights (“UARs”)) is recognized over the requisite service or vesting period of an award based on the fair value of the award remeasured at each reporting period. Liability-type awards are cash settled upon vesting.

          The following table summarizes compensation expense by plan recognized by the parent company and its consolidated subsidiaries during each of the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Parent Company:
EPGP Unit Appreciation Rights	$26	$2	$90	$2
EPCO Employee Partnerships	36	6	67	21
EPCO 1998 Long-Term Incentive Plan (“1998 Plan”)	37	11	70	84

Total parent company	99	19	227	107

Enterprise Products Partners:
EPCO Employee Partnerships	1,364	517	2,542	1,646
EPCO 1998 Plan (1)	2,120	1,225	9,887	4,269
DEPGP Unit Appreciation Rights	23	—	58	—

Total Enterprise Products Partners	3,507	1,742	12,487	5,915

TEPPCO:
EPCO Employee Partnerships (2)	150	—	276	—
EPCO 1998 Plan (2)	207	53	434	119
TEPPCO 1999 Phantom Unit Retention Plan (“1999 Plan”)	(51)	374	731	555
TEPPCO 2000 Long-Term Incentive Plan (“2000 LTIP”)	(25)	115	277	434
TEPPCO 2005 Phantom Unit Plan (“2005 Phantom Unit Plan”)	(112)	343	429	846
EPCO 2006 TPP Long-Term Incentive Plan (“2006 LTIP”)	185	—	289	—

Total TEPPCO	354	885	2,436	1,954

Total consolidated expense	$3,960	$2,646	$15,150	7,976

(1)	Amounts presented for the nine months ended September 30, 2007 include $4.6 million associated with the resignation of a former chief executive officer of Enterprise Products Partners.

(2)	Represents amounts allocated to TEPPCO in connection with the use of shared services under the EPCO Administrative Services Agreement.
     EPGP Unit Appreciation Rights
          The non-employee directors of EPGP have been granted UARs in the form of letter agreements. These liability awards are not part of any established long-term incentive plan of EPCO, the parent company or Enterprise Products Partners. These UARs entitle each non-employee director to receive a cash payment on the vesting date equal to the excess, if any, of the fair market value of the parent company’s Units (determined as of a future vesting date) over the grant date fair value. As of September 30, 2007, a total of 90,000 UARs had been granted to non-employee directors of EPGP. Each of these awards was issued during the third and fourth quarters of 2006 and cliff vests in 2011.
     EPCO Employee Partnerships
          EPCO formed the Employee Partnerships to serve as an incentive arrangement for key employees of EPCO by providing them a “profits interest” in the Employee Partnerships. Currently there are three employee partnerships. EPE Unit I was formed in August 2005 in connection with the parent company’s initial public offering and EPE Unit II was formed in December 2005. EPE Unit III was formed in May 2007. For a detailed discussion of EPE Unit I and EPE Unit II, see our Current Report on Form 8-K dated September 21, 2007.
          At September 30, 2007, there was an estimated $28.7 million of combined unrecognized compensation cost related to the Employee Partnerships. We will recognize our share of these costs in accordance with the EPCO administrative services agreement over a weighted-average period of 4.2 years.
          EPE Unit III. EPE Unit III owns 4,421,326 parent company Units contributed to it by a private company affiliate of EPCO, which, in turn, was made the Class A limited partner of EPE Unit III. On the date of contribution, the fair market value of the Units contributed by the Class A limited partner was $170.0 million (the “Class A limited partner capital base”). Certain EPCO employees were issued Class B limited partner interests and admitted as Class B limited partners of EPE Unit III without any capital contribution. The profits interest awards (i.e., Class B limited partner interests) in EPE Unit III entitle the holder to participate in the appreciation in value of the parent company Units owned by EPE Unit III.
          EPE Unit III will be liquidated upon the earlier of: (i) May 7, 2012 or (ii) a change in control of the parent company or its general partner, unless otherwise agreed to by EPCO, the Class A limited partner and a majority in interest of the Class B limited partners of EPE Unit III. EPE Unit III has the following material terms regarding its quarterly cash distribution to partners:
▪	Distributions of Cash flow — Each quarter, 100% of the cash distributions received by EPE Unit III from the parent company will be distributed to the Class A limited partner until it has received an amount equal to the pro rata Class A preferred return (as defined below), and any remaining distributions received by EPE Unit III will be distributed to the Class B limited partners. The Class A preferred return equals 3.797% per annum of the Class A limited partner’s capital base. The Class A limited partner’s capital base equals approximately $170.0 million plus any unpaid Class A preferred return from prior periods, less any distributions made by EPE Unit III of proceeds from the sale of the parent company’s Units owned by EPE Unit III (as described below).

▪	Liquidating Distributions — Upon liquidation of EPE Unit III, Units having a fair market value equal to the Class A limited partner capital base will be distributed to a private company affiliate of EPCO, plus any accrued Class A preferred return for the quarter in which liquidation occurs. Any remaining Units will be distributed to the Class B limited partners.

▪	Sale Proceeds — If EPE Unit III sells any of the 4,421,326 parent company’s Units that it owns, the sale proceeds will be distributed to the Class A limited partner and the Class B limited partners in the same manner as liquidating distributions described above.
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
     EPCO 1998 Plan
          The EPCO 1998 Plan provides for the issuance of up to 7,000,000 common units of Enterprise Products Partners. After giving effect to outstanding option awards at September 30, 2007 and the issuance and forfeiture of restricted unit awards through September 30, 2007, a total of 1,271,456 additional common units of Enterprise Products Partners could be issued under the 1998 Plan.

          Enterprise Products Partners’ unit options. Under the EPCO 1998 Plan, non-qualified incentive options to purchase a fixed number of Enterprise Products Partners’ common units may be granted to key employees of EPCO who perform management, administrative or operational functions for us. The following table presents option activity under the 1998 Plan for the periods indicated:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
	Number of	strike price	contractual	Intrinsic
	Units	(dollars/unit)	term (in years)	Value (1)

Outstanding at December 31, 2006	2,416,000	$23.32
Granted (2)	895,000	30.62
Exercised	(241,000)	19.06
Settled (3)	(710,000)	24.35

Outstanding at September 30, 2007	2,360,000	26.22	7.98	$2,861

Options exercisable at:
September 30, 2007	350,000	$22.08	4.26	$2,861

(1)	Aggregate intrinsic value reflects fully vested option awards at September 30, 2007.

(2)	These awards cliff vest in May 2011. The total grant date value of these awards was $2.4 million based on the following assumptions (i) expected life of the option of seven years; (ii) weighted-average risk-free interest rate of 4.80%; (iii) weighted-average expected distribution yield on Enterprise Products Partners’ common units of 8.40%; and (iv) weighted-average expected unit price volatility on Enterprise Products Partners’ common units of 23.22%.

(3)	Reflects the settlement of options in connection with the resignation of a former chief executive officer of Enterprise Products Partners.
          The total intrinsic value of option awards exercised during the three and nine months ended September 30, 2007 was $0.1 million and $2.9 million, respectively.
          At September 30, 2007, there was an estimated $3.1 million of total unrecognized compensation cost related to nonvested option awards granted under the EPCO 1998 Plan. We expect to recognize this amount over a weighted-average period of 3.1 years. We will recognize our share of these costs in accordance with the EPCO administrative services agreement.
          During the nine months ended September 30, 2007 and 2006, Enterprise Products Partners received cash of $7.7 million and $4.0 million, respectively, from the exercise of option awards granted under the 1998 Plan. Conversely, our option-related reimbursements to EPCO were $2.9 million and $1.7 million for the nine months ended September 30, 2007 and 2006, respectively.

          Enterprise Products Partners’ restricted units. Under the EPCO 1998 Plan, Enterprise Products Partners may also issue restricted common units to key employees of EPCO and directors of EPGP. The following table summarizes information regarding Enterprise Products Partners’ restricted unit awards for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)

Restricted units at December 31, 2006	1,105,237
Granted (2)	704,740	$25.57
Vested	(500)	25.70
Forfeited	(22,700)	23.86
Settled (3)	(113,053)	23.24

Restricted units at September 30, 2007	1,673,724

(1)	Determined by dividing the aggregate grant date fair value of awards (including an allowance for forfeitures) by the number of awards issued.

(2)	These awards cliff vest in May 2011. Aggregate grant date fair value of restricted unit awards issued during 2007 was $18.0 million based on a grant date market price of Enterprise Products Partners’ common units ranging from $28.00 to $30.96 per unit and estimated forfeiture rates ranging from 4.6% to 17.0%.

(3)	Reflects the settlement of restricted units in connection with the resignation of a former chief executive officer of Enterprise Products Partners.
          The total fair value of restricted unit awards that vested during the three and nine months ended September 30, 2007 was nominal. At September 30, 2007, there was an estimated $27.5 million of total unrecognized compensation cost related to restricted unit awards granted under the EPCO 1998 Plan, which we expect to recognize over a weighted-average period of 2.6 years. We will recognize our share of such costs in accordance with the EPCO administrative services agreement.
DEPGP Unit Appreciation Rights
          The non-employee directors of DEPGP have been granted UARs in the form of letter agreements. These UARs entitle each non-employee director to receive a cash payment on the vesting date equal to the excess, if any, of the fair market value of the parent company’s Units (determined as of a future vesting date) over the grant date fair value. As of September 30, 2007, a total of 90,000 UARs had been granted to non-employee directors of DEPGP that cliff vest in 2012. If a director resigns prior to vesting, his UAR awards are forfeited.
TEPPCO 1999 Plan
          The TEPPCO 1999 Plan provides for the issuance of phantom unit awards as incentives to key employees of EPCO working on behalf of TEPPCO. There were a total of 31,600 phantom unit awards outstanding under the TEPPCO 1999 Plan at September 30, 2007 that cliff vest as follows: 13,000 in 2008; 13,000 in 2009; and 5,600 in 2010. At September 30, 2007 and December 31, 2006, TEPPCO had accrued liability balances of $0.9 million and $0.8 million, respectively, related to the TEPPCO 1999 Plan.
TEPPCO 2000 LTIP
          The TEPPCO 2000 LTIP provides key employees of EPCO working on behalf of TEPPCO incentives to achieve improvements in TEPPCO’s financial performance. There were a total of 19,700 phantom unit awards outstanding under the TEPPCO 2000 LTIP at September 30, 2007 that cliff vest as follows: 8,400 in 2008 and 11,300 in 2009. At September 30, 2007 and December 31, 2006, TEPPCO had accrued liability balances of $0.8 million and $0.6 million, respectively, related to the TEPPCO 2000 LTIP.

TEPPCO 2005 Phantom Unit Plan
          The TEPPCO 2005 Phantom Unit Plan provides key employees of EPCO working on behalf of TEPPCO incentives to achieve improvements in TEPPCO’s financial performance. There were a total of 76,000 phantom unit awards outstanding under the TEPPCO 2005 Phantom Unit Plan at September 30, 2007 that cliff vest as follows: 37,800 in 2008 and 38,200 in 2009. At September 30, 2007 and December 31, 2006, TEPPCO had accrued liability balances of $2.1 million and $1.6 million, respectively, related to the TEPPCO 2005 Phantom Unit Plan.
TEPPCO 2006 LTIP
          The TEPPCO 2006 LTIP provides for awards of TEPPCO common units and other rights to its non-employee directors and to employees of EPCO working on behalf of TEPPCO. As of December 31, 2006, no awards had been granted under the TEPPCO 2006 LTIP. During 2007, non-employee directors of TEPPCO GP were granted 1,647 phantom units and 66,225 UARs. EPCO employees working on behalf of TEPPCO were granted 155,000 option awards, 62,900 restricted unit awards and 338,479 UARs during 2007. After giving effect to outstanding option awards at September 30, 2007 and the issuance and forfeiture of restricted unit awards through September 30, 2007 an additional 4,782,600 common units of TEPPCO could be issued under the TEPPCO 2006 LTIP. Option awards and restricted unit awards granted under the TEPPCO 2006 LTIP vest in 2011. The UARs vest in 2012.
          TEPPCO unit options. The information in the following table presents unit option activity under the TEPPCO 2006 LTIP for the periods indicated. No options were exercisable at September 30, 2007.

			Weighted-
		Weighted-	average
		average	remaining
	Number of	strike price	contractual
	Units	(dollars/unit)	term (in years)

Option award activity during 2007:
Granted in May 2007 (1)	155,000	$45.35

Outstanding at September 30, 2007	155,000	45.35	9.65

(1)	The total grant date fair value of these awards was $0.4 million based on the following assumptions: (i) expected life of option of 7 years, (ii) risk-free interest rate of 4.78%; (iii) expected distribution yield on TEPPCO’s common units of 7.92%; and (iv) expected unit price volatility on TEPPCO’s common units of 18.03%.
          At September 30, 2007, total unrecognized compensation cost related to nonvested option awards granted under the TEPPCO 2006 LTIP was an estimated $0.4 million. TEPPCO expects to recognize this cost over a weighted-average period of 3.6 years.

          TEPPCO restricted units. The following table summarizes information regarding TEPPCO’s restricted unit awards for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)

Restricted unit activity during 2007:
Granted (2)	62,900	$37.64
Forfeited	(500)	37.64

Restricted units at September 30, 2007	62,400

(1)	Determined by dividing the aggregate grant date fair value of awards (including an allowance for forfeitures) by the number of awards issued.

(2)	Aggregate grant date fair value of restricted unit awards issued during 2007 was $2.4 million based on a grant date market price of TEPPCO’s common units of $45.35 per unit and an estimated forfeiture rate of 17.0%.
          None of TEPPCO’s restricted unit awards vested during the nine months ended September 30, 2007. At September 30, 2007, there was an estimated $2.2 million of total unrecognized compensation cost related to restricted unit awards granted under the TEPPCO 2006 LTIP. TEPPCO expects to recognize these costs over a weighted-average period of 3.6 years.
          TEPPCO unit appreciation rights. As of September 30, 2007, a total of 66,225 UARs had been granted to non-employee directors of TEPPCO GP and 338,479 UARs to employees of EPCO who work on behalf of TEPPCO. These UAR awards will cliff vest in 2012. If the non-employee director or employee resigns prior to vesting, their UAR awards are forfeited. These UAR awards are accounted for similar to liability awards under SFAS 123(R) since they will be settled with cash.
          TEPPCO phantom units. As of September 30, 2007, a total of 1,647 phantom unit awards had been granted to non-employee directors of TEPPCO GP. Each phantom unit will be redeemed in cash the earlier of (i) April 2011 or (ii) when the director is no longer serving on the board of TEPPCO GP. In addition, during the vesting period, each participant is entitled to cash distributions equal to the product of the number of phantom units outstanding for the participant and the cash distribution per unit paid by TEPPCO on its common units. Phantom units awarded to non-employee directors are accounted for similar to liability awards.

Note 6. Financial Instruments
          We are exposed to financial market risks, including changes in commodity prices and interest rates. In addition, we are exposed to fluctuations in exchange rates between the U.S. dollar and Canadian dollar. We may use financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions. In general, the types of risks we attempt to hedge are those related to (i) variability of future earnings, (ii) fair values of certain debt instruments and (iii) cash flows resulting from changes in applicable interest rates, commodity prices or exchange rates. As a matter of policy, we do not use financial instruments for speculative (or “trading”) purposes.
Interest Rate Risk Hedging Program
          Parent company. The parent company’s interest rate exposure results from its variable interest rate borrowings under its credit facility. A portion of its interest rate exposure is managed by utilizing interest rate swaps and similar arrangements, which allows the conversion of a portion of variable rate debt into fixed rate debt. See Note 11 for information regarding the debt obligations of the parent company.
          The parent company had interest rate swaps outstanding at September 30, 2007 that were accounted for as cash flow hedges. These agreements had a combined notional value of $500.0 million. The aggregate fair value of these interest rate swaps at September 30, 2007 was a liability of $2.0 million.
          Enterprise Products Partners. Enterprise Products Partners’ interest rate exposure results from variable and fixed interest rate borrowings under various debt agreements, primarily those of EPO. A portion of its interest rate exposure is managed by utilizing interest rate swaps and similar arrangements, which allows the conversion of a portion of fixed rate debt into variable rate debt or a portion of variable rate debt into fixed rate debt. See Note 11 for information regarding the debt obligations of EPO.
          Enterprise Products Partners had interest rate swaps outstanding at September 30, 2007 that were accounted for as fair value hedges. These agreements had a combined notional value of $1.05 billion and match the maturity dates of the underlying fixed rate debt being hedged. The aggregate fair value of these interest rate swaps at September 30, 2007 and December 31, 2006 was a liability of $19.7 million and $29.1 million, respectively.
          At times, Enterprise Products Partners may enter into treasury rate lock transactions to hedge U.S. treasury rates related to its anticipated issuances of debt. A treasury lock is a specialized agreement that fixes the price (or yield) on a specific treasury security for an established period of time. A treasury lock purchaser is protected from a rise in the yield of the underlying treasury security during the lock period. Enterprise Products Partners accounts for its treasury lock transactions as cash flow hedges.

          The following table summarizes changes in Enterprise Products Partners’ treasury lock portfolio since December 31, 2006 (dollars in millions):

	Notional	Cash
	Amount	Gain (Loss)

Treasury lock portfolio, December 31, 2006 (1)	$562.5
First quarter of 2007 additions to portfolio (1)	437.5
Second quarter of 2007 terminations (2)	(875.0)	$42.3
Third quarter of 2007 additions to portfolio (3)	875.0
Third quarter of 2007 terminations (4)	(750.0)	6.6

Treasury lock portfolio, September 30, 2007 (5)	$250.0	$48.9

(1)	EPO entered into these transactions related to its anticipated issuances of debt in 2007.

(2)	Terminations relate to the issuance of the EPO Junior Notes B ($500.0 million) and EPO Senior Notes L ($375.0 million). Of the $42.3 million gain, $10.6 million relates to the EPO Junior Notes B and the remainder to the EPO Senior Notes L and its successor debt.

(3)	EPO entered into these transactions related to its issuance of its Senior Notes L (including its successor debt) in August 2007 ($500.0 million) and anticipated issuance of debt during the first half of 2008 ($250.0 million)

(4)	Terminations relate to the issuance of the EPO Senior Notes L and its successor debt.

(5)	The fair value of these financial instruments at September 30, 2007 was $2.9 million.
          Since September 30, 2007, Enterprise Products Partners has executed an additional $350.0 million in notional amount of treasury lock financial instruments.
          Duncan Energy Partners. In September 2007, Duncan Energy Partners executed three floating-to-fixed interest rate swaps having a combined notional value of $175 million. The purpose of these financial instruments, which are accounted for as cash flow hedges, is to reduce the sensitivity of Duncan Energy Partners’ earnings to variable interest rates charged under its revolving credit facility. The fair value of these swaps at September 30, 2007 and the benefit recognized from them in September 2007 was nominal.
          TEPPCO. TEPPCO also utilizes interest rate swap agreements to manage its cost of borrowing. TEPPCO had one interest rate swap outstanding during the quarter ended September 30, 2007 that was accounted for as a fair value hedge. This swap agreement had a notional value of $210.0 million and was set to match the maturity date of the underlying fixed rate debt being hedged. In September 2007, TEPPCO terminated this swap agreement resulting in a cash loss of $1.2 million, which will be amortized into earnings over the remaining term of the underlying debt.
          TEPPCO also has interest rate swap agreements outstanding at September 30, 2007 that were accounted for using mark-to-market accounting. These swap agreements have an aggregate notional amount of $200.0 million and mature in January 2008. The aggregate fair value of these interest rate swaps at September 30, 2007 and December 31, 2006 was an asset of $0.6 million and $1.4 million, respectively.
          TEPPCO also utilizes treasury locks to hedge the underlying U.S. treasury rate related to its anticipated issuances of debt. In May 2007, TEPPCO terminated treasury locks having an aggregate $300.0 million in notional value in connection with the anticipated issuance of debt. The termination of the treasury locks resulted in a cash gain of $1.4 million, which will be amortized to earnings over the fixed term of TEPPCO’s junior subordinated notes, which is ten years. In mid-2007, TEPPCO executed treasury locks having a notional amount of $400.0 million that extend through January 2008. TEPPCO accounts for these financial instruments as cash flow hedges. At September 30, 2007, the fair value of TEPPCO’s treasury locks outstanding was a liability of $2.6 million.
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
          At September 30, 2007 and December 31, 2006, Enterprise Products Partners had a limited number of commodity financial instruments in its portfolio, which primarily consisted of cash flow hedges. The fair value of its commodity financial instrument portfolio at September 30, 2007 and December 31, 2006 was a liability of $23.4 million and $3.2 million, respectively. During the three and nine months ended September 30, 2007, Enterprise Products Partners recorded an expense of $10.5 million and $11.9 million, respectively, related to its commodity financial instruments. During the three and nine months ended September 30, 2006, Enterprise Products Partners recorded $7.8 million and $2.4 million, respectively, of expense related to its commodity financial instruments.
          TEPPCO. TEPPCO seeks to maintain a position that is substantially balanced between crude oil purchases and related sales and future delivery obligations. As part of its crude oil marketing business, TEPPCO enters into financial instruments such as swaps and other hedging instruments. The purpose of such hedging activity is either to balance TEPPCO’s inventory position or to lock in a profit margin and, as such, the financial instruments do not expose TEPPCO to significant market risk.
          At September 30, 2007 and December 31, 2006, TEPPCO had a limited number of commodity derivatives that were accounted for as cash flow hedges. These financial instruments had a minimal impact on TEPPCO’s earnings. The fair value of the open positions at September 30, 2007 and December 31, 2006 was a liability of $2.7 million and as asset of $0.7 million, respectively.
Foreign Currency Hedging Program – Enterprise Products Partners
          Enterprise Products Partners owns an NGL marketing business located in Canada and has entered into construction agreements where payments are indexed to the Canadian dollar. As a result, Enterprise Products Partners could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar. Enterprise Products Partners attempts to hedge this risk by using foreign exchange purchase contracts to fix the exchange rate. Enterprise Products Partners uses mark-to-market accounting for those foreign exchange contracts associated with its Canadian NGL marketing business. The duration of these contracts is typically one month. At September 30, 2007, $1.1 million of these exchange contracts were outstanding, all of which expired in October 2007. The foreign exchange contracts associated with Enterprise Products Partners’ construction activities are accounted for using hedge accounting. At September 30, 2007, the fair value of these contracts was $2.9 million. These contracts settle through May 2008.

Note 7. Inventories
          Our inventory amounts by business segment were as follows at the dates indicated:

	September 30,	December 31,
	2007	2006

Investment in Enterprise Products Partners:
Working inventory (1)	$496,030	$387,973
Forward-sales inventory (2)	13,858	35,871

Subtotal	509,888	423,844
Investment in TEPPCO:
Working inventory (3)	48,486	21,203
Forward-sales inventory (4)	77,950	43,960

Subtotal	126,436	65,163
Eliminations	(961)	—

Total inventory	$635,363	$489,007

(1)	Working inventory is comprised of inventories of natural gas, NGLs and certain petrochemical products that are either available-for-sale or used in the provision for services.

(2)	Forward sales inventory consists of segregated NGL and natural gas volumes dedicated to the fulfillment of forward-sales contracts.

(3)	Working inventory is comprised of inventories of crude oil, refined products, LPGs, lubrication oils, and specialty chemicals that are either available-for-sale or used in the provision for services.

(4)	Forward sales inventory primarily consists of segregated crude oil volumes dedicated to the fulfillment of forward-sales contracts.
          Our inventory values reflect payments for product purchases, freight charges associated with such purchase volumes, terminal and storage fees, vessel inspection costs, demurrage charges and other related costs. Inventories are valued at the lower of average cost or market.
          In addition to cash purchases, Enterprise Products Partners takes ownership of volumes through percent-of-liquids contracts and similar arrangements. These volumes are recorded as inventory at market-related values in the month of acquisition. Enterprise Products Partners capitalizes as a component of inventory those ancillary costs (e.g. freight-in, handling and processing charges) incurred in connection with such volumes.
          Our cost of sales amounts are a component of “Operating costs and expenses” as presented in our Unaudited Condensed Statements of Consolidated Operations. Due to fluctuating commodity prices, we recognize lower of cost or market (“LCM”) adjustments when the carrying value of inventories exceed their net realizable value. These non-cash charges are a component of cost of sales. The following table presents cost of sales amounts by segment for the periods noted:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Investment in Enterprise Products Partners (1)	$3,527,776	$3,248,533	$9,886,949	$8,986,599
Investment in TEPPCO (2)	2,438,094	2,429,884	6,187,071	7,057,898
Eliminations	(17,270)	(21,165)	(43,905)	(45,733)

Total cost of sales	$5,948,600	$5,657,252	$16,030,115	$15,998,764

(1)	Includes LCM adjustments of $0.2 million and $5.7 million recognized during the three months ended September 30, 2007 and 2006, respectively. In addition, LCM adjustments of $13.3 million and $17.7 million were recognized during the nine months ended September 30, 2007 and 2006, respectively.

(2)	Includes no LCM adjustment during the three months ended September 30, 2007. LCM adjustments of approximately $0.3 million, $0.6 million and $0.3 million were recognized during the three months ended September 30, 2006, and the nine months ended September 30, 2007 and 2006, respectively.

Note 8. Property, Plant and Equipment
          Our property, plant and equipment amounts by business segment were as follows at the dates indicated:

	Estimated
	Useful Life		September 30,	December 31,
	In Years		2007	2006

Investment in Enterprise Products Partners:
Plants, pipelines, buildings and related assets (1)	3-35	(5)	$10,228,684	$8,769,392
Storage facilities (2)	5-35	(6)	708,827	596,649
Offshore platforms and related facilities (3)	20-31		634,980	161,839
Transportation equipment (4)	3-10		30,558	27,008
Land			45,353	40,010
Construction in progress			1,287,350	1,734,083

Total historical cost			12,935,752	11,328,981
Less accumulated depreciation			1,802,357	1,501,725

Total carrying value, net			$11,133,395	$9,827,256

Investment in TEPPCO:
Plants, pipelines, buildings and related assets (1)	5-40	(5)	$2,437,490	$1,998,374
Storage facilities (2)	5-40	(6)	250,250	202,336
Transportation equipment (4)	5-10		6,193	8,204
Land			192,549	149,706
Construction in progress			336,267	479,676

Total historical cost			3,222,749	2,838,296
Less accumulated depreciation			616,610	552,579

Total carrying value, net			$2,606,139	$2,285,717

Total property, plant and equipment, net			$13,739,534	$12,112,973

(1)	Includes processing plants; NGL, crude oil, natural gas and other pipelines; terminal loading and unloading facilities; buildings; office furniture and equipment; laboratory and shop equipment; and related assets.

(2)	Includes underground product storage caverns, above ground storage tanks, water wells and related assets.

(3)	Includes offshore platforms and related facilities and assets.

(4)	Includes vehicles used and similar assets used in our operations.

(5)	In general, the estimated useful lives of major components of this category approximate the following: processing plants, 20-35 years; pipelines and related equipment, 5-40 years; terminal facilities, 10-35 years; delivery facilities, 20-40 years; buildings, 20-40 years; office furniture and equipment, 3-20 years; and laboratory and shop equipment, 5-35 years.

(6)	In general, the estimated useful lives of major components of this category approximate the following: underground storage facilities, 5-35 years; storage tanks 10-40 years; and water wells, 5-35 years.
          The following table summarizes our depreciation expense and capitalized interest amounts by segment for the periods noted:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Investment in Enterprise Products Partners:
Depreciation expense (1)	$108,692	$88,929	$302,758	$259,361
Capitalized interest (2)	18,656	15,015	59,795	36,570
Investment in TEPPCO:
Depreciation expense (1)	26,017	21,922	72,306	63,373
Capitalized interest (2)	2,010	1,703	8,813	8,120

(1)	Depreciation expense is a component of operating costs and expenses as presented in our Unaudited Condensed Statements of Consolidated Operations.

(2)	Capitalized interest increases the carrying value of the associated asset and reduces interest expense during the period it is recorded.

     Asset retirement obligations
          An ARO is a legal obligation associated with the retirement of a tangible long-lived asset that results from its acquisition, construction, development or normal operation, or a combination of these factors. The following table summarizes amounts recognized in connection with AROs since December 31, 2006:

	Investment in
	Enterprise
	Products	Investment in
	Partners	TEPPCO	Total

ARO liability balance, December 31, 2006	$24,403	$1,419	$25,822
Liabilities incurred	1,673	20	1,693
Liabilities settled	(2,260)	—	(2,260)
Revisions in estimated cash flows	8,693	—	8,693
Accretion expense	3,397	136	3,533

ARO liability balance, September 30, 2007 (unaudited)	$35,906	$1,575	$37,481

          Our consolidated property, plant and equipment at September 30, 2007 includes $12.3 million of asset retirement costs capitalized as an increase in the associated long-lived asset. Also, as of September 30, 2007, we estimate that accretion expense will approximate $0.5 million for the last three months of 2007, $2.3 million for 2008, $2.1 million for 2009, $2.3 million for 2010 and $2.5 million for 2011.

Note 9. Investments In and Advances to Unconsolidated Affiliates
          We own interests in a number of related businesses that are accounted for using the equity method of accounting. The following table presents our investments in and advances to unconsolidated affiliates by segment at the dates indicated:

	Ownership	Investments in and advances to
	Percentage at	unconsolidated affiliates at
	September 30,	September 30,	December 31,
	2007	2007	2006

Investment in Enterprise Products Partners:
Venice Energy Service Company L.L.C. (“VESCO”)	13.1%	$44,071	$39,618
K/D/S Promix, L.L.C. (“Promix”)	50%	51,186	46,140
Baton Rouge Fractionators LLC (“BRF”)	32.3%	25,037	25,471
Evangeline (1)	49.5%	3,968	4,221
Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”)	36%	60,207	62,324
Cameron Highway Oil Pipeline Company (“Cameron Highway”)	50%	257,551	60,216
Deepwater Gateway, L.L.C. (“Deepwater Gateway”)	50%	111,865	117,646
Neptune Pipeline Company, L.L.C. (“Neptune”)	25.7%	55,906	58,789
Nemo Gathering Company, LLC (“Nemo”)	33.9%	2,610	11,161
Baton Rouge Propylene Concentrator, LLC (“BRPC”)	30%	13,712	13,912
Other	50%	4,337	4,691

Total Investment in Enterprise Products Partners		630,450	444,189

Investment in TEPPCO:
Seaway Crude Pipeline Company (“Seaway”)	50%	187,858	194,587
Centennial Pipeline LLC (“Centennial”) (2)	50%	78,646	62,321
MB Storage (3)	—	—	83,290
Other	25%	349	369

Total Investment in TEPPCO		266,853	340,567

Investment in Energy Transfer Equity: (4)
Energy Transfer Equity	17.6%	1,637,758	—
ETEGP	34.9%	12,226	—

Total Investment in Energy Transfer Equity		1,649,984	—

Total consolidated		$2,547,287	$784,756

(1)	Refers to ownership interests in Evangeline Gas Pipeline Company, L.P. and Evangeline Gas Corp., collectively.

(2)	At September 30, 2007, Centennial had $140.0 million of project debt outstanding due in April 2024. A wholly-owned subsidiary of TEPPCO has guaranteed 50% of this debt. TEPPCO has a stand-ready obligation of $9.7 million in connection with this guarantee at September 30, 2007.

(3)	Refers to TEPPCO’s ownership interests in Mont Belvieu Storage Partners, L.P. and Mont Belvieu Venture, LLC, collectively. On March 1, 2007, TEPPCO sold its ownership interests in these entities.

(4)	See Note 4 for information regarding the business of Energy Transfer Equity.
          On occasion, the price the parent company, Enterprise Products Partners or TEPPCO pays to acquire an ownership interest in a company exceeds the underlying book value of the capital accounts acquired. Such excess cost amounts are included within the carrying values of our investments in and advances to unconsolidated affiliates. That portion of excess cost attributable to fixed assets or amortizable intangible assets is amortized over the estimated useful life of the underlying asset(s) as a reduction in equity earnings from the entity. That portion of excess cost attributable to goodwill or indefinite life intangible assets is not subject to amortization. Equity method investments, including their associated excess cost amounts, are evaluated for impairment whenever events or changes in circumstances indicate that there is a loss in value of the investment which is other than temporary.

          The following table summarizes our excess cost information at the dates indicated by the business segment:

	Investment in		Investment in
	Enterprise		Energy
	Products	Investment in	Transfer
	Partners	TEPPCO	Equity	Total

Initial excess cost amounts attributable to:
Fixed Assets	$52,233	$30,277	$572,588	$655,098
Goodwill	—	—	294,640	294,640
Intangibles – finite life	—	30,021	289,851	319,872
Intangibles – indefinite life	—	—	513,508	513,508

Total	$52,233	$60,298	$1,670,587	$1,783,118

Excess cost amounts, net of amortization at:
September 30, 2007	$36,627	$35,265	$1,653,902	$1,725,794
December 31, 2006	$38,655	$39,269	$—	$77,924
          The parent company’s investments in Energy Transfer Equity and ETEGP exceed its share of the historical cost of the underlying net assets of such entities. At September 30, 2007, the parent company’s investments in Energy Transfer Equity and ETEGP reflect preliminary fair value allocations (net of related amortization) of the $1.65 billion basis differential consisting of $562.9 million attributed to fixed assets, $513.5 million attributable to ETP IDRs (an indefinite-life intangible asset), $294.6 million of goodwill and $282.9 million attributed to amortizable intangible assets. The amounts attributed to fixed assets and amortizable intangible assets represent the pro rata excess of the preliminary fair values determined for such assets over the entity’s historical carrying values for such assets at the acquisition date. These excess cost amounts are amortized over the estimated useful life of the underlying assets as a reduction in equity earnings from Energy Transfer Equity and ETEGP.
          The $513.5 million of excess cost attributed to ETP IDRs represents the pro rata fair value of the incentive distributions of ETP, which Energy Transfer Equity receives through its 100% ownership interest in the general partner of ETP. The $294.6 million of goodwill is associated with our view of the future results from Energy Transfer Equity and ETEGP based upon their underlying assets and industry relationships. Excess cost amounts attributed to IDRs and goodwill are not amortized. However, the excess cost associated with our investments in Energy Transfer Equity and ETEGP, including that portion attributed to ETP IDRs and goodwill, is evaluated for impairment whenever events or circumstances indicate that there is a significant decline in value of the investment that is other than temporary.
          Non-cash amortization of excess cost amounts associated with the parent company’s investments in Energy Transfer Equity and ETEGP is forecast at $10 million for the three months ended December 31, 2007 and approximately $40 million for each of the years 2008 through 2012.
          The following table presents our equity earnings from unconsolidated affiliates, aggregated by business segment, for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Investment in Enterprise Products Partners	$11,604	$2,265	$9,516	$14,306
Investment in TEPPCO	(1,991)	12	(4,120)	3,676
Investment in Energy Transfer Equity	(3,042)	—	(268)	—

Total	$6,571	$2,277	$5,128	$17,982

          Equity earnings from our Investment in Energy Transfer Equity segment for the three and nine months ended September 30, 2007, included $10.0 million and $16.7 million, respectively, of amortization of excess cost amounts.

     Summarized Financial Information of Unconsolidated Affiliates
          The following table presents unaudited income statement data for our current unconsolidated affiliates, aggregated by business segment, for the periods indicated (on a 100% basis).

	Summarized Income Statement Information for the Three Months Ended
	September 30, 2007			September 30, 2006
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income

Investment in Enterprise Products Partners	$172,487	$39,714	$37,576	$192,284	$20,898	$13,495
Investment in TEPPCO	32,350	12,577	9,985	39,960	10,749	8,188

	Summarized Income Statement Information for the Nine Months Ended
	September 30, 2007			September 30, 2006
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income (Loss)

Investment in Enterprise Products Partners	$492,530	$92,619	$59,275	$513,188	$34,167	$11,305
Investment in TEPPCO	94,769	30,142	22,210	122,742	33,958	26,030
          MB Storage. On March 1, 2007, TEPPCO sold its 49.5% ownership interest in Mont Belvieu Storage Partners, L.P. (“MB Storage”) and its 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) to Louis Dreyfus for approximately $137.3 million in cash. TEPPCO recognized a gain of approximately $59.6 million related to its sale of these equity interests, which is included in other income for the nine months ended September 30, 2007.
          Cameron Highway. Cameron Highway repaid its $365.0 million Series A notes and $50.0 million Series B notes in May and June 2007, respectively, using cash contributions from its partners. Enterprise Products Partners funded its 50% share of the capital contributions using borrowings under the EPO Revolver. Cameron Highway incurred a $14.1 million make-whole premium in connection with the repayment of its Series A notes.
          Nemo. Nemo was formed in 1999 to construct, own and operate the Nemo Gathering System, a 24-mile natural gas gathering system in the Gulf of Mexico offshore Louisiana. The Nemo Gathering System, which began operations in 2001, gathers natural gas from certain developments in the Green Canyon area of the Gulf of Mexico to a pipeline interconnect with the Manta Ray Gathering System. Due to a recent decrease in throughput volumes on the Nemo Gathering System, we evaluated our 33.9% investment in Nemo for impairment during the second quarter of 2007. The decrease in throughput volumes is primarily due to underperformance of certain fields and natural depletion.
          At December 31, 2006, the carrying value of our investment in Nemo was $11.2 million, which included $0.6 million of excess cost related to its original acquisition in 2001. Our review of Nemo’s estimated future cash flows during the second quarter of 2007 indicated that the carrying value of our investment exceeded its fair value, which resulted in a non-cash impairment charge of $7.0 million. This loss is recorded as a component of “Equity earnings” in our Unaudited Condensed Statements of Consolidated Operations for the nine months ended September 30, 2007. After recording this impairment charge, the carrying value of our investment in Nemo at September 30, 2007 was $2.6 million, which reflects $0.6 million in losses and $2.1 million of distributions we recorded during the first nine months of 2007.
          Our investment in Nemo was written down to fair value, which management prepared using recognized business valuation techniques. The fair value analysis is based upon management’s expectation of future cash flows. Such expectation of future cash flows incorporates industry information and assumptions made by management. For example, the review of Nemo included management estimates regarding the remaining natural gas reserves of producers served by the Nemo Gathering System. If the assumptions underlying our fair value analysis change and expected cash flows are reduced, additional impairment charges may result.

          Energy Transfer Equity. We acquired ownership interests in Energy Transfer Equity in May 2007 (see Note 4). The following information was derived from the SEC filings made by Energy Transfer Equity for their most recent fiscal year, which ended August 31, 2007.
          For the three and six months ended August 31, 2007, Energy Transfer Equity’s consolidated revenues were $1.63 billion and $3.34 billion, respectively. Operating income for the three and six months ended August 31, 2007 was $167.1 million and $354.4 million, respectively. Net income for Energy Transfer Equity was $51.9 million and $140.5 million for the three and six months ended August 31, 2007, respectively.
Note 10. Intangible Assets and Goodwill
     Identifiable Intangible Assets
          The following table summarizes our intangible assets at the dates indicated:

	September 30, 2007
	Gross	Accum.	Carrying
	Value	Amort.	Value

Investment in Enterprise Products Partners:
Customer relationship intangibles	$845,607	(197,952)	647,655
Contract-based intangibles	384,004	(121,109)	262,895

Subtotal	1,229,611	(319,061)	910,550
Investment in TEPPCO:
Incentive distribution rights	606,926	—	606,926
Gas gathering agreements	462,448	(172,386)	290,062
Other contract-based intangibles	54,698	(22,323)	32,375

Subtotal	1,124,072	(194,709)	929,363

Total	$2,353,683	(513,770)	1,839,913

	December 31, 2006
	Gross	Accum.	Carrying
	Value	Amort.	Value

Investment in Enterprise Products Partners:
Customer relationship intangibles	$854,176	$(150,065)	$704,111
Contract-based intangibles	384,004	(101,811)	282,193

Subtotal	1,238,180	(251,876)	986,304
Investment in TEPPCO:
Incentive distribution rights	606,926	—	606,926
Gas gathering agreements	462,447	(149,024)	313,423
Other contract-based intangibles	52,200	(19,900)	32,300

Subtotal	1,121,573	(168,924)	952,649

Total	$2,359,753	$(420,800)	$1,938,953

          The following table presents the amortization expense of our intangible assets by segment for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Investment in Enterprise Products Partners	$22,059	$23,621	$67,294	$65,555
Investment in TEPPCO	8,824	8,348	25,786	24,330

Total	$30,883	$31,969	$93,080	$89,885

          For the remainder of 2007, amortization expense associated with our intangible assets is currently estimated at $31.6 million.

          In general, our amortizable intangible assets fall within two categories – contract-based intangible assets and customer relationships. Contract-based intangible assets represent specific commercial rights we acquired in connection with business combinations or asset purchases. Customer relationship intangible assets, as used in this context, represent the estimated economic value assigned to certain relationships acquired in connection with business combinations and asset purchases whereby (i) we acquired information about or access to customers and now have regular contact with them and (ii) the customers now have the ability to make direct contact with us. Customer relationships may arise from contractual arrangements (such as supplier contracts and service contracts) and through means other than contracts, such as through regular contact by sales or service representatives. The values assigned to intangible assets are amortized to earnings using either (i) a straight-line approach or (ii) other methods that closely resemble the pattern in which the economic benefits of associated resource bases are estimated to be consumed or otherwise used, as appropriate.
          The parent company recorded an indefinite-life intangible asset valued at $606.9 million in connection with its receipt of the TEPPCO IDRs from DFIGP on May 7, 2007 (see Note 2). This amount represents DFIGP’s historical carrying value and characterization of such asset. This intangible asset is not subject to amortization, but is subject to periodic testing for recoverability in a manner similar to goodwill.
          The IDRs represent contractual rights to the incentive cash distributions paid by TEPPCO. Such rights were granted to TEPPCO GP under the terms of TEPPCO’s partnership agreement. In accordance with TEPPCO’s partnership agreement, TEPPCO GP may separate and sell the IDRs independent of its other residual general partner and limited partner interests in TEPPCO. TEPPCO GP is entitled to 2% of the cash distributions paid by TEPPCO as well as the associated IDRs of TEPPCO. TEPPCO GP is the sole general partner of, and thereby controls, TEPPCO. As an incentive, TEPPCO GP’s percentage interest in TEPPCO’s quarterly cash distributions is increased after certain specified target levels of distribution rates are met by TEPPCO. Currently, TEPPCO GP’s quarterly incentive distribution thresholds are as follows:
▪	2% of quarterly cash distributions up to $0.275 per unit paid by TEPPCO;

▪	15% of quarterly cash distributions from $0.276 per unit up to $0.325 per unit paid by TEPPCO; and

▪	25% of quarterly cash distributions that exceed $0.325 per unit paid by TEPPCO.
     Goodwill
          Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction. Goodwill is not amortized; however, it is subject to annual impairment testing. No goodwill impairment losses were recorded during the nine months ended September 30, 2007 or 2006. The following table summarizes our goodwill amounts by business segment at the dates indicated:

	September 30,	December 31,
	2007	2006

Investment in Enterprise Products Partners	$591,643	$590,541
Investment in TEPPCO	216,430	216,430

Totals	$808,073	$806,971

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

Note 11. Debt Obligations
          The following table presents our consolidated debt obligations at the dates indicated.

	September 30,	December 31,
	2007	2006

Debt obligations of the Parent Company:
EPE August Revolver, variable rate, due September 2012	$108,000	$—
Term Loan A, variable rate, due September 2012	125,000	—
Term Loan A-2, variable rate, refinanced November 2007 (1)	850,000	—
EPE Revolver, variable rate, repaid May 2007	—	155,000

Total debt obligations of the Parent Company	1,083,000	155,000

Senior debt obligations of Enterprise Products Partners:
EPO Revolver, variable rate, due October 2011	105,000	410,000
EPO Senior Notes B, 7.50% fixed-rate, due February 2011	450,000	450,000
EPO Senior Notes C, 6.375% fixed-rate, due February 2013	350,000	350,000
EPO Senior Notes D, 6.875% fixed-rate, due March 2033	500,000	500,000
EPO Senior Notes E, 4.00% fixed-rate, refinanced October 2007 (1)	500,000	500,000
EPO Senior Notes F, 4.625% fixed-rate, due October 2009	500,000	500,000
EPO Senior Notes G, 5.60% fixed-rate, due October 2014	650,000	650,000
EPO Senior Notes H, 6.65% fixed-rate, due October 2034	350,000	350,000
EPO Senior Notes I, 5.00% fixed-rate, due March 2015	250,000	250,000
EPO Senior Notes J, 5.75% fixed-rate, due March 2035	250,000	250,000
EPO Senior Notes K, 4.950% fixed-rate, due June 2010	500,000	500,000
EPO Senior Notes L, 6.30%, fixed-rate, due September 2017	800,000	—
Petal GO Zone Bonds, variable rate, due August 2034	57,500	—
Pascagoula MBFC Loan, 8.70% fixed-rate, due March 2010	54,000	54,000
Dixie Revolver, variable rate, due June 2010	10,000	10,000
Duncan Energy Partners’ Revolver, variable rate, variable rate, due February 2011	215,000	—
Other senior subordinated notes, 8.75% fixed-rate, redeemed in November 2007	5,068	5,068

Total senior debt obligations of Enterprise Products Partners	5,546,568	4,779,068

Senior debt obligations of TEPPCO:
TEPPCO Revolver, variable rate, due December 2011	377,000	490,000
TEPPCO Senior Notes, 7.625% fixed rate, due February 2012	500,000	500,000
TEPPCO Senior Notes, 6.125% fixed rate, due February 2013	200,000	200,000
TE Products Senior Notes, 6.45% fixed-rate, due January 2008 (1)	180,000	180,000
TE Products Senior Notes, 7.51% fixed-rate, due January 2028	210,000	210,000

Total senior debt obligations of TEPPCO	1,467,000	1,580,000

Total principal amount of senior debt obligations	8,096,568	6,514,068

Subordinated debt obligations of Enterprise Products Partners:
EPO Junior Notes A, fixed/variable rates, due August 2066	550,000	550,000
EPO Junior Notes B, fixed/variable rates, due January 2068	700,000	—

Total subordinated debt obligations of Enterprise Products Partners	1,250,000	550,000

Subordinated debt obligations of TEPPCO:
TEPPCO Junior Subordinated Notes, fixed/variable rates, due June 2067	300,000	—

Total principal amount of senior and subordinated debt obligations	9,646,568	7,064,068

Other, non-principal amounts:
Changes in fair value of debt-related financial instruments (2)	(11,497)	(22,852)
Unamortized discounts, net of premiums	(15,293)	(15,291)
Unamortized deferred gains related to terminated interest rate swap	23,171	27,952

Total other, non-principal amounts	(3,619)	(10,191)

Total long-term debt	$9,642,949	$7,053,877

Standby letters of credit outstanding	$19,255	$58,858

(1)	In accordance with SFAS 6, long-term and current maturities of debt reflects the classification of such obligations at September 30, 2007 and December 31, 2006. Term Loan A-2 was refinanced in November 2007 (see Note 18). With respect to the EPO Senior Notes E due in October 2007, EPO used borrowings under its long-term Revolver to fund the repayment of this debt at maturity. With respect to TE Products 6.45% Senior Notes due in January 2008, TEPPCO has the ability to use available credit capacity under its Revolver to fund the repayment of this debt at maturity.

(2)	See Note 6 for information regarding our financial instruments.

     Guarantor Relationships
          Enterprise Products Partners acts as guarantor of certain of EPO’s consolidated debt obligations through unsecured guarantees. If EPO were to default on any debt that Enterprise Products Partners guarantees, Enterprise Products Partners would be responsible for full repayment of that obligation. EPO’s debt obligations are non-recourse to the parent company and EPGP.
          TE Products Pipeline Company, LLC (“TE Products”), TCTM, L.P., TEPPCO Midstream Companies, LLC, and Val Verde Gas Gathering Company, L.P. (collectively, the “Subsidiary Guarantors”) have issued full, unconditional, joint and several guarantees of TEPPCO’s Senior Notes and its Revolver. TEPPCO’s debt obligations are non-recourse to the parent company and TEPPCO GP.
     Debt Obligations of the Parent Company
          The parent company consolidates the debt obligations of both Enterprise Products Partners and TEPPCO; however, the parent company does not have the obligation to make interest or debt payments with respect to the consolidated debt obligations of either Enterprise Product Partners or TEPPCO.
          EPE Interim Credit Facility. In May 2007, the parent company executed a $1.9 billion interim credit facility (the “EPE Interim Credit Facility”) in connection with its acquisition of equity interests in Energy Transfer Equity and ETEGP. The EPE Interim Credit Facility, which amended and restated the terms of its then existing credit facility (the “EPE Revolver”), provided for a $200.0 million revolving credit facility (the “EPE Bridge Revolving Credit Facility”) and $1.7 billion of term loans. The term loans were segregated into two tranches: a $500.0 million EPE Term Loan (Equity Bridge) and a $1.2 billion EPE Term Loan (Debt Bridge).
          On May 7, 2007, the parent company made initial borrowings of $1.8 billion under this credit facility as follows:
▪	$155.0 million to repay principal outstanding under the EPE Revolver; and

▪	$1.2 billion under the EPE Term Loan (Debt Bridge) and $500.0 million under the EPE Term Loan (Equity Bridge) to fund the $1.65 billion cash purchase price for the acquisition of membership interests in ETEGP and common units of Energy Transfer Equity.
          In July 2007, the parent company used net proceeds from its private placement of Units (see Note 12) to repay the $500.0 million in principal outstanding under the EPE Term Loan (Equity Bridge), $238.0 million to reduce principal outstanding under the EPE Term Loan (Debt Bridge) and $2.0 million of related accrued interest. The remaining balances due under the EPE Bridge Revolving Credit Facility and EPE Term Loan (Debt Bridge) were to mature in May 2008. Amounts repaid under the EPE Term Loan (Equity Bridge) or EPE Term Loan (Debt Bridge) could not be reborrowed.
          In August 2007, the parent company refinanced the $1.2 billion then outstanding under the EPE Interim Credit Facility using proceeds from its EPE August 2007 Credit Agreement.
          EPE August 2007 Credit Agreement. The $1.2 billion EPE August 2007 Credit Agreement provided for a $200.0 million revolving credit facility (the “August 2007 Revolver”), a $125.0 million term loan (“Term Loan A”), and an $850.0 million term loan (the “Term Loan A-2”). The August 2007 Revolver replaced the $200.0 million EPE Bridge Revolving Credit Facility. Amounts borrowed under the August 2007 Revolver mature in September 2012. Term Loan A and Term Loan A-2 refinanced amounts then outstanding under the Term Loan (Debt Bridge). Amounts borrowed under Term Loan A mature in September 2012. Amounts borrowed under Term Loan A-2 were refinanced in November 2007 with proceeds from a Term Loan B due November 2014 (see Note 18).
          Borrowings under the EPE August 2007 Credit Agreement are secured by the parent company’s ownership of (i) 13,454,498 common units of Enterprise Products Partners, (ii) 100% of the membership interests in EPGP, (iii) 38,976,090 common units of Energy Transfer Equity, (iv) 4,400,000 common units of TEPPCO and (v) 100% of the membership interests in TEPPCO GP.
          The August 2007 Revolver may be used by the parent company to fund working capital and other capital requirements and for general partnership purposes. The August 2007 Revolver offers secured ABR loans (“ABR Loans”) and Eurodollar loans (“Eurodollar Loans”) each having different interest requirements.
          ABR Loans bear interest at an alternative base rate (the “Alternative Base Rate”) plus an applicable rate (the “Applicable Rate”). The Alternative Base Rate is a rate per annum equal to the greater of: (i) the annual interest rate publicly announced by Citibank, N.A. as its base rate in effect at its principal office in New York, New York (the “Prime Rate”) in effect on such day and (ii) the federal funds effective rate in effect on such day plus 0.50%. The Applicable Rate for ABR Loans will be increased by an applicable margin ranging from 0% to 1.0% per annum. The Eurodollar Loans bear interest at a “LIBO rate” (as defined in the August 2007 Credit Agreement) plus the Applicable Rate. The Applicable Rate for Eurodollar Loans will be increased by an applicable margin ranging from 1.00% to 2.50% per annum.
          All borrowings outstanding under Term Loan A will, at the parent company’s option, be made and maintained as ABR Loans or Eurodollar Loans, or a combination thereof. Prior to being refinanced in November 2007, borrowings outstanding under Term Loan A-2 were charged interest at the LIBO rate plus 1.75%. Any amount repaid under the Term Loan A and Term Loan A-2 may not be reborrowed.
          The EPE August 2007 Credit Agreement contains various covenants related to the parent company’s ability to incur certain indebtedness, grant certain liens, make fundamental structural changes, make distributions following an event of default and enter into certain restricted agreements. The credit agreement also requires the parent company to satisfy certain quarterly financial covenants.
     Consolidated Debt Obligations of Enterprise Products Partners
          Apart from that discussed below, there have been no significant changes in the terms of Enterprise Products Partners’ debt obligations since those reported in our Restatement Form 8-K, which restates portions of our annual report on Form 10-K for the year ended December 31, 2006.
          EPO Junior Notes B. EPO sold $700.0 million in principal amount of fixed/floating, unsecured, long-term subordinated notes due January 2068 (“Junior Notes B”) during the second quarter of 2007. EPO used the proceeds from this subordinated debt to temporarily reduce borrowings outstanding under its Revolver and for general partnership purposes. EPO’s payment obligations under Junior Notes B are subordinated to all of its current and future senior indebtedness (as defined in the Indenture Agreement). Enterprise Products Partners has guaranteed repayment of amounts due under Junior Notes B through an unsecured and subordinated guarantee.
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
          The Junior Notes B will bear interest at a fixed annual rate of 7.034% from May 2007 to January 2018, payable semi-annually in arrears in January and July of each year, commencing in January 2008. After January 2018, the Junior Notes B will bear variable rate interest at the greater of (1) the sum of the 3-month London Interbank Offered Rate (“LIBOR”) for the related interest period plus a spread of 268 basis points or (2) 7.034% per annum, payable quarterly in arrears in January, April, July and October of each year commencing in April 2018. Interest payments may be deferred on a cumulative basis for up to ten consecutive years, subject to certain provisions. The Junior Notes B mature in January 2068 and are not redeemable by EPO prior to January 2018 without payment of a make-whole premium.

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
          EPO Senior Notes L. In September 2007, EPO sold $800.0 million in principal amount of ten-year senior unsecured notes (the “Senior Notes L”). These notes were issued at 99.953% of their principal amount, have a fixed-rate interest of 6.30% and a maturity date of September 15, 2017. The Senior Notes L will pay interest semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2008. EPO used the net proceeds from the issuance of these notes to temporarily reduce indebtedness outstanding under its Revolver and for general partnership purposes. In October 2007, EPO used borrowing capacity under its Revolver to repay its $500.0 million Senior Notes E.
          These fixed-rate notes are unsecured obligations of EPO and rank equally with its existing and future unsecured and unsubordinated indebtedness (as defined in the Indenture Agreement). Enterprise Products Partners has guaranteed repayment of amounts due under these notes through an unsecured and unsubordinated guarantee. However, in the future, should any of EPO’s subsidiaries become guarantors or co-obligors of its debt obligations maturing in one year or more, then these subsidiaries will jointly and severally, fully and unconditionally, guarantee the payment obligations under the notes. Enterprise Products Partners may redeem the notes before their maturity in whole, at any time, or in part, from time to time, prior to maturity, at a redemption price that includes accrued and unpaid interest and a make-whole premium. These notes were issued under an indenture containing certain covenants, which restrict Enterprise Products Partners’ ability, with certain exceptions, to incur debt secured by liens and engage in sale and leaseback transactions.
          Canadian Revolver. In May 2007, Canadian Enterprise Gas Products, Ltd. (“Canadian Enterprise”), a wholly-owned subsidiary of EPO, entered into a $30.0 million Canadian revolving credit facility (“Canadian Revolver”) with The Bank of Nova Scotia. The Canadian Revolver, which includes the issuance of letters of credit, matures in October 2011. Letters of credit outstanding under this facility reduce the amount available for borrowings.
          Borrowings may be made in Canadian or U.S. dollars. Canadian denominated borrowings may be comprised of Canadian Prime Rate (“CPR”) loans or Bankers’ Acceptances and U.S. denominated borrowings may be comprised of Alternative Base Rate (“ABR”) or Eurodollar loans, each having different interest rate requirements. CPR loans bear interest at a rate determined by reference to the Canadian Prime Rate. ABR loans bear interest at a rate determined by reference to an alternative base rate as defined in the credit agreement. Eurodollar loans bear interest at a rate determined by the LIBO plus an applicable rate as defined in the credit agreement. Bankers’ Acceptances carry interest at the rate for Canadian bankers’ acceptances plus an applicable rate as defined in the credit agreement.
          The Canadian Revolver contains customary covenants and events of default. The restrictive covenants limit Canadian Enterprise from materially changing the nature of its business or operations, dissolving, or completing mergers. A continuing event of default would accelerate the maturity of amounts borrowed under the credit facility. The obligations under the credit facility are guaranteed by EPO. As of September 30, 2007, there were no borrowings outstanding under this credit facility.
          Duncan Energy Partners’ Revolver. The debt obligations of Duncan Energy Partners consist of a $300.0 million revolving credit facility, all of which may be used for letters of credit, with a $30.0 million sublimit for Swingline loans (as defined in the credit agreement). Letters of credit outstanding under this credit facility reduce the amount available for borrowing. The $300.0 million borrowing capacity under this agreement may be increased to $450.0 million under certain conditions. The maturity date of this credit facility is February 2011; however, Duncan Energy Partners may request up to two one-year extensions of the maturity date (subject to certain conditions).
          EPO consolidates the debt of Duncan Energy Partners; however, EPO does not have the obligation to make interest or debt payments with respect to Duncan Energy Partners’ debt. At the closing of its initial public offering in February 2007, Duncan Energy Partners borrowed $200.0 million under this credit facility to fund a $198.9 million cash distribution to EPO and the remainder to pay debt issuance costs.
          Variable interest rates charged under this facility generally bear interest, at Duncan Energy Partners’ election at the time of each borrowing, at either (i) a LIBO rate plus an applicable margin (as defined in the credit agreement) or (ii) the greater of (a) the lender’s base rate as defined in the agreement or (b) the Federal Funds Effective Rate plus 1/2%.
          The revolving credit agreement contains various covenants related to Duncan Energy Partners’ ability to, among other things, incur certain indebtedness; grant certain liens; enter into certain merger or consolidation transactions; and make certain investments. In addition, the revolving credit agreement restricts Duncan Energy Partners’ ability to pay cash distributions to EPO and its public unitholders if a default or an event of default (as defined in the credit agreement) has occurred and is continuing at the time such distribution is scheduled to be paid. Duncan Energy Partners must also satisfy certain financial covenants at the end of each fiscal quarter.
          Petal MBFC Loan. In August 2007, Petal Gas Storage L.L.C. (“Petal”), a wholly owned subsidiary of EPO, entered into a loan agreement and a promissory note with the Mississippi Business Finance Corporation (“MBFC”) under which Petal may borrow up to $29.5 million.  On the same date, the MBFC issued taxable bonds to EPO in the maximum amount of $29.5 million.  As of September 30, 2007, there was $8.9 million outstanding under the loan and the bonds.  EPO will make advances on the bonds to the MBFC and the MBFC will in turn make identical advances to Petal under the promissory note. The promissory note and the taxable bonds have identical terms including fixed interest rates of 5.90% and maturities of fifteen years.  The bonds and the associated tax incentives are authorized under the Mississippi Business Finance Act.  Petal may prepay on the promissory note without penalty, and thus cause the bonds to be redeemed, any time after one year from their date of issue.  The loan and bonds are netted in preparing our Unaudited Condensed Consolidated Balance Sheet.  The interest income and expenses are netted in preparing our Unaudited Condensed Statements of Consolidated Operations.
          Petal GO Zone Bonds. In August 2007, Petal borrowed $57.5 million from the MBFC pursuant to a loan agreement and promissory note between Petal and the MBFC to pay a portion of the costs of certain natural gas storage facilities located in Petal, Mississippi.  The promissory note between Petal and MBFC is guaranteed by EPO and supported by a letter of credit issued under the EPO Revolver. On the same date, the MBFC issued $57.5 million in Gulf Opportunity Zone Tax-Exempt (“GO Zone”) bonds to various third parties. A portion of the GO Zone bond proceeds are being held by a third party trustee and reflected as a component of other assets on our balance sheet. The remaining proceeds held by the trustee will be released to us as we spend capital to complete the construction of the natural gas storage facilities. At September 30, 2007, $39.3 million of the GO Zone bond proceeds remained held by the third party trustee.  The promissory note and the GO Zone bonds have identical terms including floating interest rates and maturities of twenty-seven years.  The bonds and the associated tax incentives are authorized under the Mississippi Business Finance Act and the Gulf Opportunity Zone Act of 2005.
     Consolidated Debt Obligations of TEPPCO
          Apart from that discussed below, there have been no significant changes in the terms of TEPPCO’s debt obligations since those reported in our Restatement Form 8-K, which restates portions of our annual report on Form 10-K for the year ended December 31, 2006.
          TEPPCO Junior Subordinated Notes. In May 2007, TEPPCO sold $300.0 million in principal amount of fixed/floating, unsecured, long-term subordinated notes due June 1, 2067 (“TEPPCO Junior Subordinated Notes”). TEPPCO used the proceeds from this subordinated debt to temporarily reduce borrowings outstanding under its Revolver and for general partnership purposes. The payment obligations under the TEPPCO Junior Subordinated Notes are subordinated to all of its current and future senior indebtedness (as defined in the related indenture).

          The indenture governing the TEPPCO Junior Subordinated Notes does not limit TEPPCO’s ability to incur additional debt, including debt that ranks senior to or equally with the TEPPCO Junior Subordinated Notes. The indenture allows TEPPCO to defer interest payments on one or more occasions for up to ten consecutive years, subject to certain conditions. During any period in which interest payments are deferred and subject to certain exceptions, (i) TEPPCO cannot declare or make any distributions to any of its respective equity securities and (ii) neither TEPPCO nor the Subsidiary Guarantors can make any payments on indebtedness or other obligations that rank pari passu with or are subordinated to the TEPPCO Junior Subordinated Notes.
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
     Covenants
          We are in compliance with the covenants of our consolidated debt agreements at September 30, 2007 and December 31, 2006.
     Information regarding variable interest rates paid
          The following table presents the range of interest rates paid and weighted-average interest rates paid on our consolidated variable-rate debt obligations during the nine months ended September 30, 2007.

	Range of	Weighted-average
	interest rates	interest rate
	paid	paid
EPE August 2007 Revolver	7.25% to 9.25%	7.26%
EPE Term Loan A	7.25%	7.25%
EPE Term Loan A-2	7.25%	7.25%
EPE Interim Credit Facility	7.07% to 8.50%	7.09%
EPE Revolver	6.32% to 6.35%	6.32%
EPO Revolver	5.82% to 8.25%	5.87%
Canadian Revolver	4.95% to 5.82%	5.68%
Dixie Revolver	5.66% to 5.67%	5.66%
Petal GO Zone Bonds	3.76% to 4.15%	3.89%
Duncan Energy Partners’ Revolver	5.99% to 6.48%	6.21%
TEPPCO Revolver	5.64% to 6.31%	5.94%

     Consolidated debt maturity table
          The following table presents scheduled maturities of our consolidated debt obligations for the next five years, and in total thereafter.

2007	$—
2008	—
2009	500,000
2010	569,068
2011	1,647,000
Thereafter	6,930,500

Total scheduled principal payments	$9,646,568

          In accordance with SFAS 6, long-term and current maturities of debt reflect the classification of such obligations at September 30, 2007.
Note 12. Partners’ Equity and Distributions
          We are a Delaware limited partnership that was formed in April 2005. We are owned 99.99% by our limited partners and 0.01% by EPE Holdings, our sole general partner. EPE Holdings is owned 100% by Dan Duncan LLC, which is wholly-owned by Dan L. Duncan.
          Our Units represent limited partner interests, which give the holders thereof the right to participate in cash distributions and to exercise the other rights or privileges available to them under our First Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).
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
          In accordance with the Partnership Agreement, capital accounts are maintained for our general partner and limited partners. The capital account provisions of the Partnership Agreement incorporate principles established for U.S. Federal income tax purposes and are not comparable to GAAP-based equity amounts presented in our consolidated financial statements. Earnings and cash distributions are allocated to holders of our Units and Class B Units in accordance with their respective percentage interests.
     Class B and C Units
          On July 12, 2007, all of the outstanding 14,173,304 Class B Units were converted into Units on a one-to-one basis. While outstanding as a separate class, the Class B Units (i) entitled the holder to the allocation of income, gain, loss, deduction and credit to the same extent as such items were allocated to holders of the parent company’s Units, (ii) entitled the holder to share in the parent company’s distributions of available cash and (iii) were generally non-voting.
          The Class C Units (i) entitle the holder to the allocation of taxable income, gain, loss, deduction and credit to the same extent as such items would be allocated to the holder if the Class C Units were converted to outstanding units; (ii) entitle the holder the right to share in distributions of available cash on and after February 1, 2009, on a pro rata basis with the parent company’s Units (excluding distributions with respect to any record date prior to February 1, 2009), and (iii) are non-voting, except that the Class C Units are entitled to vote as a separate class on any matter that adversely affects the rights or preferences of the Class C Units in relation to other classes of partnership interests (including as a result of a merger or consolidation) or as required by law. The approval of a majority of the Class C Units is required to approve any matter for which the holders of the Class C Units are entitled to vote as a separate class. The Class C Units are eligible to be converted to the parent company’s Units on February 1, 2009 on a one-to-one basis. For financial accounting purposes, the Class C Units are not allocated any portion of net income until their conversion into Units in 2009. In addition, the Class C Units are non-participating in current or undistributed earnings and are not entitled to receive cash distributions until 2009.
     Private Placement of Parent Company Units
          On July 17, 2007, the parent company completed a private placement of 20,134,220 Units to third party investors at $37.25 per Unit. The net proceeds of this private placement, after giving effect to placement agent fees, were approximately $740.0 million. The net proceeds were used to repay certain principal amounts outstanding under the EPE Interim Credit Facility and related accrued interest (see Note 11).
          The parent company also entered into a registration rights agreement (the “Registration Rights Agreement”) with purchasers in this private placement of Units. Pursuant to the Registration Rights Agreement, the parent company filed a registration statement on Form S-3 with the SEC dated September 21, 2007. The SEC has declared the registration statement effective and, on October 5, 2007, the 20,134,220 Units were registered for resale.
          The Registration Rights Agreement provides for the payment of liquidated damages in the event the parent company suspends the use of the shelf registration statement in excess of permitted periods. In accordance with EITF 00-19-2, “Accounting for Registration Payment Arrangements,” we have not recorded a liability for this obligation because we believe the likelihood of having to make a payment under this arrangement is remote.
     Unit History
          The following table summarizes changes in our outstanding Units since December 31, 2006:

		Class B	Class C
	Units	Units	Units

Balance, December 31, 2006 (Restated)	88,884,116	14,173,304	16,000,000
Conversion of Class B Units to Units in July 2007	14,173,304	(14,173,304)	—
Units issued in connection private placement in July 2007	20,134,220	—	—

Balance, September 30, 2007	123,191,640	—	16,000,000

     Summary of Changes in Limited Partners’ Equity
          The following table details the changes in limited partners’ equity since December 31, 2006:

		Class B	Class C
	Units	Units	Units	Total

Balance, December 31, 2006	$680,922	$357,082	$380,665	$1,418,669
Net income	53,839	33,386	—	87,225
Operating leases paid by EPCO	80	—	—	80
Cash distributions to partners	(110,365)	—	—	(110,365)
Cash distributions to former owners of TEPPCO interests	—	(29,760)	—	(29,760)
Conversion of Class B Units	360,708	(360,708)	—	—
Proceeds from issuance of our Units, net	739,866	—	—	739,866
Amortization of equity awards	343	—	—	343

Balance, September 30, 2007	$1,725,393	$—	$380,665	$2,106,058

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

The relative market value of the Class B Units was determined by reference to the closing prices of the parent company’s Units for the five day period beginning two trading days prior to May 7, 2007 and ending two trading days thereafter. The value of the Class C Units represents a discount to the initial value of the Class B Units since the Class C Units are non-participating in current or undistributed earnings and are not entitled to receive cash distributions until 2009.
     Distributions to Partners
          The following table presents the parent company’s declared quarterly cash distribution rates per Unit during the periods indicated and the related record and distribution payment dates. The quarterly cash distribution rates per Unit correspond to the fiscal quarters indicated. Actual cash distributions are paid within 50 days after the end of such fiscal quarter.

	Cash Distribution History
	Distribution	Record	Payment
	per Unit	Date	Date

2006
1st Quarter	$0.295	Apr. 28, 2006	May 11, 2006
2nd Quarter	$0.310	Jul. 31, 2006	Aug. 11, 2006
3rd Quarter	$0.335	Oct. 31, 2006	Nov. 9, 2006
4th Quarter	$0.350	Jan. 31, 2007	Feb. 9, 2007
2007
1st Quarter	$0.365	Apr. 30, 2007	May 11, 2007
2nd Quarter	$0.380	Jul. 31, 2007	Aug. 10, 2007
3rd Quarter	$0.395	Oct. 31, 2007	Nov. 9, 2007
Note 13. Related Party Transactions
          The following table summarizes our related party transactions for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2007	2006	2007	2006

Revenues from consolidated operations:
EPCO and affiliates	$2	$33,775	$5	$55,808
Energy Transfer Equity	79,017	—	121,625	—
Other unconsolidated affiliates	87,281	84,640	214,912	249,238

Total	$166,300	$118,415	$336,542	$305,046

Operating costs and expenses:
EPCO and affiliates	$96,099	$99,326	$290,652	$311,496
Energy Transfer Equity	2,614	—	8,385	—
Other unconsolidated affiliates	10,485	7,715	27,715	24,754

Total	$109,198	$107,041	$326,752	$336,250

General and administrative costs:
EPCO and affiliates	$18,222	$15,381	$64,746	$49,656

          We believe that the terms and provisions of our related party agreements are fair to us; however, such agreements and transactions may not be as favorable to us as we could have obtained from unaffiliated third parties.
          We have an extensive and ongoing relationship with EPCO and its affiliates, which include the following significant entities that are not part of our consolidated group of companies:
•	EPCO and its consolidated private company subsidiaries;

•	EPE Holdings, our general partner; and

•	the Employee Partnerships.

          EPCO is a private company controlled by Dan L. Duncan, who is also a director and Chairman of EPE Holdings and EPGP. At September 30, 2007, EPCO beneficially owned 107,295,432 (or 77.1%) of the parent company’s outstanding units and 100% of its general partner, EPE Holdings. In addition, at September 30, 2007, EPCO beneficially owned 147,870,309 (or 34.0%) of Enterprise Products Partners’ common units, including 13,454,498 common units owned by the parent company. At September 30, 2007, EPCO beneficially owned 16,691,550 (or 18.6%) of TEPPCO’s common units, including the 4,400,000 common units owned by the parent company. The parent company owns all of the membership interests of EPGP and TEPPCO GP. The principal business activity of EPGP is to act as the sole managing partner of Enterprise Products Partners. The principal business activity of TEPPCO GP is to act as the sole general partner of TEPPCO. The executive officers and certain of the directors of EPGP, TEPPCO GP, and EPE Holdings are employees of EPCO.
          The parent company, EPE Holdings, TEPPCO, TEPPCO GP, Enterprise Products Partners and EPGP are separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are separate from those of EPCO and its other affiliates. EPCO and its private company subsidiaries depend on the cash distributions they receive from the parent company, TEPPCO, Enterprise Products Partners and other investments to fund their other operations and to meet their debt obligations. EPCO and its affiliates received $89.8 million and $68.0 million in cash distributions from us during the nine months ended September 30, 2007 and 2006, respectively.
          The ownership interests in Enterprise Products Partners and TEPPCO that are owned or controlled by the parent company are pledged as security under its credit facility. In addition, the ownership interests in the parent company, Enterprise Products Partners, and TEPPCO that are owned or controlled by EPCO and its affiliates, other than those interests owned by the parent company, Dan Duncan LLC and certain trusts affiliated with Dan L. Duncan, are pledged as security under the credit facility of a private company affiliate of EPCO. This credit facility contains customary and other events of default relating to EPCO and certain affiliates, including the parent company, Enterprise Products Partners and TEPPCO.
          We have entered into an agreement with EPCO to provide trucking services to us for the transportation of NGLs and other products. We also lease office space in various buildings from affiliates of EPCO. The rental rates in these lease agreements approximate market rates.
          Historically, we entered into transactions with a Canadian affiliate of EPCO for the purchase and sale of NGL products in the normal course of business. These transactions were at market-related prices. We acquired this affiliate in October 2006 and began consolidating its financial statements with those of our own from the date of acquisition.
EPCO Administrative Services Agreement
          We have no employees. All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”). Enterprise Products Partners and its general partner, the parent company and its general partner, Duncan Energy Partners and its general partner, and TEPPCO and its general partner, among other affiliates, are parties to the ASA. The Audit, Conflicts and Governance Committees of each general partner have approved the ASA.
          Under the ASA, we reimburse EPCO for all costs and expenses it incurs in providing management, administrative and operating services to us. The ASA also addresses potential conflicts in business opportunities that may arise among parties to the agreement, including (i) Enterprise Products Partners and EPGP; (ii) Duncan Energy Partners and DEPGP; (iii) the parent company and EPE Holdings; and (iv) the EPCO Group, which includes EPCO and its affiliates (but does not include the aforementioned entities and their controlled affiliates).

Relationships with Unconsolidated Affiliates
          Enterprise Products Partners. Enterprise Products Partners’ significant related party revenue and expense transactions with its unconsolidated affiliates consist of the sale of natural gas to Evangeline and the purchase of NGL storage, transportation and fractionation services from Promix. In addition, Enterprise Products Partners sells natural gas to Promix and processes natural gas at VESCO.
          TEPPCO. TEPPCO’s significant related party revenue and expense transactions with its unconsolidated affiliates consist of management, rental and other revenues; transportation expense related to the transportation of crude oil on Seaway and rental expense related to the lease of pipeline capacity on Centennial.
          Energy Transfer Equity. We acquired equity method investments in Energy Transfer Equity and its general partner in May 2007 (see Note 1). As a result, Energy Transfer Equity and its consolidated subsidiaries became related parties to our consolidated businesses.
          For the three months ended September 30, 2007, Enterprise Products Partners generated $79.0 million of revenues from ETP, primarily from NGL marketing activities, and incurred $2.6 million in operating costs and expenses. For the nine months ended September 30, 2007, Enterprise Products Partners generated $121.5 million of revenues from ETP, primarily from NGL marketing activities, and incurred $8.4 million in operating costs and expenses. Enterprise Products Partners has a long-term revenue generating contract with Titan Energy Partners, L.P. (“Titan”), a consolidated subsidiary of ETP. Titan purchases substantially all of its propane requirements from Enterprise Products Partners. The contract continues until March 31, 2010 and contains renewal and extension options. Enterprise Products Partners and another subsidiary of ETP, Energy Transfer Company (“ETC OLP”), transport natural gas on each other’s systems and share operating expenses on certain pipelines. ETC OLP also sells natural gas to Enterprise Products Partners.
          For the three and nine months ended September 30, 2007, TEPPCO generated $0.1 million of revenue from a monthly storage contract with a subsidiary of ETP and did not incur any operating costs or expenses.
          We received $14.6 million in cash distributions from our investments in ETEGP and Equity Transfer Equity in July 2007. We received an additional $15.3 million in cash distributions from these investments in October 2007.
Note 14. Earnings Per Unit
          Basic earnings per unit is computed by dividing net income or loss allocated to limited partner interests by the weighted-average number of distribution-bearing units outstanding during a period. Diluted earnings per unit is computed by dividing net income or loss allocated to limited partners interest by the sum of the weighted-average number of distribution-bearing units outstanding during a period (as used in determining basic earnings per unit). The amount of net income allocated to limited partner interests is derived by subtracting the general partner’s share of the parent company’s net income from net income.
          As consideration for the contribution of 4,400,000 common units of TEPPCO and the 100% membership interest in TEPPCO GP (including associated TEPPCO IDRs), the parent company issued 14,173,304 Class B Units and 16,000,000 Class C Units to private company affiliates of EPCO that are under common control with the parent company. As a result of this common control relationship, the Class B Units, which are distribution bearing, are treated as outstanding securities for purposes of calculating our basic and diluted earnings per unit. The 16,000,000 Class C Units are non-participating in current or undistributed earnings and are not entitled to receive cash distributions until May 2009; thus, they are not considered a potentially dilutive security until that time. On July 12, 2007, all of the outstanding

14,173,304 Class B Units were converted to Units on a one-to-one basis. See Note 12 for additional information regarding the Class B and C Units.
          The following table shows the allocation of net income to our general partner for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net income	$12,277	$37,042	$87,234	$98,644
Multiplied by general partner ownership interest	0.01%	0.01%	0.01%	0.01%

General partner interest in net income	$1	$4	$9	$10

          The following table shows the calculation of our limited partners’ interest in net income and basic and diluted earnings per unit.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Income before change in accounting principle and general partner interest	$12,277	$37,042	$87,234	$98,548
Cumulative effect of change in accounting principle	—	—	—	96

Net income	12,277	37,042	87,234	98,644
General partner interest in net income	(1)	(4)	(9)	(10)

Net income available to limited partners	$12,276	$37,038	$87,225	$98,634

BASIC AND DILUTED EARNINGS PER UNIT
Numerator
Income before change in accounting principle and general partner interest	$12,277	$37,042	$87,234	$98,548
Cumulative effect of change in accounting principle	—	—	—	96
General partner interest in net income	(1)	(4)	(9)	(10)

Limited partners’ interest in net income	$12,276	$37,038	$87,225	$98,634

Denominator
Units	117,995	88,884	98,695	88,884
Class B Units	1,695	14,173	9,968	14,173

Total	119,690	103,057	108,663	103,057

Basic and diluted earnings per unit
Income before change in accounting principle and general partner interest	$0.10	$0.36	$0.80	$0.96
Cumulative effect of change in accounting principle	*	*	*	*
General partner interest in net income	*	*	*	*

Limited partners’ interest in net income	$0.10	$0.36	$0.80	$0.96

*	Amount is negligible
Note 15. Commitments and Contingencies
     Litigation
          On occasion, we or our unconsolidated affiliates are named as defendants in litigation relating to our normal business activities, including regulatory and environmental matters. Although we are insured against various business risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings as a result of our ordinary business activities. We are not aware of any significant litigation, pending or threatened, that could have a significant adverse effect on our financial position, cash flows or results of operations. The following is a discussion of litigation-related risks by business segment.

          Enterprise Products Partners’ matters. On February 13, 2007, EPO received notice from the U.S. Department of Justice (“DOJ”) that it was the subject of a criminal investigation related to an ammonia release in Kingman County, Kansas on October 27, 2004 from a pressurized anhydrous ammonia pipeline owned by a third party, Magellan Ammonia Pipeline, L.P. (“Magellan”). EPO is the operator of this pipeline. On February 14, 2007, EPO received a letter from the Environment and Natural Resources Division (“ENRD”) of the DOJ regarding this incident and a previous release of ammonia on September 27, 2004 from the same pipeline. The ENRD has indicated that it may pursue civil damages against EPO and Magellan as a result of these incidents. Based on this correspondence from the ENRD, the statutory maximum amount of civil fines that could be assessed against EPO and Magellan is up to $17.4 million in the aggregate. EPO is cooperating with the DOJ and is hopeful that an expeditious resolution of this civil matter acceptable to all parties will be reached in the near future. Magellan has agreed to indemnify EPO for the civil matter. On September 4, 2007, we and the DOJ entered into a plea agreement whereby a wholly-owned subsidiary of EPO, Mapletree, LLC, pleaded guilty to a misdemeanor charge of negligence in connection with the releases and paid a fine of $1.0 million. The plea agreement concludes the DOJ’s criminal investigation into the ammonia releases. At this time, we do not believe that a final resolution of the civil claims by the ENRD will have a material impact on our consolidated financial position, results of operations or cash flows.
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
          TEPPCO matters. On September 18, 2006, Peter Brinckerhoff, a purported unitholder of TEPPCO, filed a complaint in the Court of Chancery of New Castle County in the State of Delaware, in his individual capacity, as a putative class action on behalf of other unitholders of TEPPCO, and derivatively on behalf of TEPPCO, concerning, among other things, certain transactions involving TEPPCO and Enterprise Products Partners or its affiliates. On July 12, 2007, Mr. Brinkerhoff filed an amended complaint. The amended complaint names as defendants (i) TEPPCO, its current and certain former directors, and certain of its affiliates; (ii) Enterprise Products Partners and certain of its affiliates; (iii) EPCO; and (iv) Dan L. Duncan. The amended complaint alleges, among other things, that the defendants caused TEPPCO to enter into certain transactions with Enterprise Products Partners or its affiliates that were unfair to TEPPCO or otherwise unfairly favored Enterprise Products Partners or its affiliates over TEPPCO. These transactions are alleged to include the joint venture to further expand the Jonah system entered into by TEPPCO and Enterprise Products Partners in August 2006 and the sale by TEPPCO of its Pioneer natural gas processing plant to Enterprise Products Partners in March 2006. The amended complaint seeks (i) rescission of these transactions or an award of rescissory damages with respect thereto; (ii) damages for profits and special benefits allegedly obtained by defendants as a result of the alleged wrongdoings in the amended complaint; and (iii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts. We believe this lawsuit is without merit and intend to vigorously defend against it.
          On July 27, 2004, TEPPCO received notice from the DOJ of its intent to seek a civil penalty against it related to its November 21, 2001, release of approximately 2,575 barrels of jet fuel from TEPPCO’s 14-inch diameter pipeline located in Orange County, Texas. The DOJ, at the request of the Environmental Protection Agency, was seeking a civil penalty against TEPPCO for alleged violations of the Clean Water Act arising out of this release, as well as three smaller spills at other locations in 2004 and 2005. TEPPCO agreed with the DOJ to pay a penalty of $2.9 million, along with TEPPCO’s commitment to implement additional spill prevention measures. In August 2007, TEPPCO deposited $2.9 million into a restricted cash account per the terms of the settlement, and in October 2007, TEPPCO paid the $2.9 million plus interest earned on the amount to the DOJ. The settlement of this citation did not have a material adverse effect on TEPPCO’s financial position, results of operations or cash flows.
          On September 18, 2005, a propane release and fire occurred at TEPPCO’s Todhunter facility, near Middletown, Ohio. The incident resulted in the death of one of TEPPCO’s employees; there were no other injuries. Repairs to the impacted facilities have been completed. On March 17, 2006, TEPPCO received a citation from the Occupational Safety and Health Administration arising out of this incident, with a penalty of $0.1 million. The settlement of this citation did not have a material adverse effect on TEPPCO’s financial position, results of operations or cash flows.
          TEPPCO is also in negotiations with the U.S. Department of Transportation with respect to a notice of probable violation that it received on April 25, 2005, for alleged violations of pipeline safety regulations at its Todhunter facility, with a proposed $0.4 million civil penalty. TEPPCO responded on June 30, 2005, by admitting certain of the alleged violations, contesting others and requesting a reduction in the proposed civil penalty. TEPPCO does not expect any settlement, fine or penalty to have a material adverse effect on its financial position, results of operations or cash flows.
          Energy Transfer Equity matters. In July 2007, ETP announced that it is under investigation by the Federal Energy Regulatory Commission (“FERC”) and Commodity Futures Trading Commission (“CFTC”) with respect to whether ETP engaged in manipulation or improper trading activities in the Houston Ship Channel market around the times of the hurricanes in the fall of 2005 and other prior periods in order to benefit financially from commodities derivative positions and from certain of index-priced physical gas purchases in the Houston Ship Channel market. The FERC is also investigating certain of ETP’s intrastate transportation activities.
          ETP management has stated that it expects that these agencies will require a payment in order to conclude these investigations on a negotiated settlement basis. It is also possible that third parties will assert claims for damages related to these matters. On July 26, 2007, the FERC announced that it was taking preliminary action against ETP and proposed civil penalties of $97.5 million and disgorgement of profits of $70.1 million. Additionally, in its lawsuit, the CFTC is seeking civil penalties of $130 thousand per violation or three times the profit gained from each violation and other specified relief. On October 15, 2007, ETP filed a motion in the United States District Court for the Northern District of Texas to dismiss the complaint asserting that the CFTC has not stated a valid cause of action under the Commodity Exchange Act. ETP has separately filed a response with the FERC refuting FERC’s claims as being fundamentally flawed and requested a dismissal of the FERC proceedings. At this time, ETP is unable to predict the outcome of these matters; however, it is possible that the amount it becomes obligated to pay as a result of the final resolution of these matters, whether on a negotiated settlement basis or otherwise, will exceed the amount of existing accrual related to these matters.
          ETP disclosed in its annual report on Form 10-K for the year ended August 31, 2007 that its accrued amounts for contingencies and current litigation matters (excluding environmental matters) aggregated $30.3 million. Since ETP’s accrual amounts are non-cash, any cash payment of an amount in resolution of these matters would likely be made from cash from operations or borrowings, which payments would reduce its cash available for distributions either directly or as a result of increased principal and interest payments necessary to service any borrowings incurred to finance such payments. If these payments are substantial, ETP and, ultimately, our investee, Energy Transfer Equity, may experience a material adverse impact on results of operations, cash available for distribution and liquidity.

     Contractual Obligations
          The following information summarizes significant changes in our contractual obligations since those presented in our Restatement Form 8-K at December 31, 2006. Amounts presented in the following table are in millions of dollars.

	Payment or Settlement due by Period
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter

Scheduled maturities of long-term debt
Parent Company (1)	$1,083	$—	$—	$—	$—	$—	$1,083
Enterprise Products Partners (2)	6,796	—	—	500	569	1,270	4,457
TEPPCO (3)	1,767	—	—	—	—	377	1,390

(1)	See Note 11 for information regarding the parent company’s debt obligations.

(2)	Represents consolidated debt obligations of Enterprise Products Partners, including EPO, Duncan Energy Partners, Dixie and Canadian Enterprise.

(3)	Represents payment obligations under the TEPPCO Revolver, junior subordinated notes and senior notes as of September 30, 2007 (see Note 11).
          Scheduled Maturities of Long-Term Debt. The parent company, Enterprise Products Partners and TEPPCO have payment obligations under debt agreements. With respect to this category, amounts shown in the preceding table represent scheduled principal payments due in each period as of September 30, 2007. See Note 11 for information regarding our consolidated debt obligations at September 30, 2007.
          Operating Lease Obligations. We lease certain property, plant and equipment under noncancelable and cancelable operating leases. There have been no material changes in our operating lease commitments since those presented in our Restatement Form 8-K at December 31, 2006, except for the commitments associated with a new natural gas storage lease. In order to provide firm natural gas transportation and storage services under long-term agreements with CenterPoint Energy Resources Corp. (“CenterPoint Energy”) in Houston, Texas, Enterprise Products Partners entered into a 2-year agreement during the second quarter of 2007 for firm natural gas storage capacity in Texas. Our rental payments under the lease are at a fixed rate. Contingent rental payments are based upon the actual volume of natural gas we inject or withdraw from the storage cavern over the term of the lease agreement. The incremental future minimum lease payments associated with our new natural gas storage lease are $3.7 million in 2007, $4.9 million in 2008 and $1.2 million in 2009. CenterPoint Energy will reimburse us for the costs we incur associated with this natural gas storage lease.
     Performance Guaranty
          In December 2004, a subsidiary of Enterprise Products Partners entered into the Independence Hub Agreement with six oil and natural gas producers. Enterprise Products Partners guaranteed to the producers the construction-related performance of its subsidiary up to an amount of $340.8 million. The performance guaranty expired during the second quarter of 2007.
     Other Claims
          As part of our normal business activities with joint venture partners and certain customers and suppliers, we occasionally make claims against such parties or have claims made against us as a result of disputes related to contractual agreements or similar arrangements. As of September 30, 2007, our contingent asserted claims against such parties were approximately $3.6 million and asserted claims against us for various periods were approximately $35.5 million. These matters are in various stages of assessment and the ultimate outcome of such disputes cannot be reasonably estimated. Such asserted claim amounts may increase or decrease depending on the ultimate resolution of these matters. However, in our opinion, the likelihood of a material adverse outcome related to the disputes against us is remote. Accordingly, accruals for loss contingencies related to these matters, if any, that might result from the resolution of such disputes have not been reflected in our consolidated financial statements.

Note 16. Significant Risks and Uncertainties – Weather-Related Risks
          Certain of Enterprise Products Partners’ key assets are located onshore along the U.S. Gulf Coast and offshore in the Gulf of Mexico. To varying degrees, such locations are vulnerable to weather-related risks such as hurricanes and tropical storms.
          The following table summarizes proceeds Enterprise Products Partners received from business interruption and property damage insurance claims with respect to certain named storms during the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Business interruption (“BI”) proceeds:
Hurricane Ivan	$—	$5,157	$377	$17,383
Hurricane Katrina	1,301	24,325	14,500	24,325
Hurricane Rita	743	20,740	9,000	20,740
Other	—	—	996	—

Total BI proceeds	$2,044	$50,222	$24,873	$62,448

Property damage (“PD”) proceeds:
Hurricane Ivan	$—	$—	$1,273	$24,104
Hurricane Katrina	—	6,975	6,563	6,975
Hurricane Rita	—	2,730	—	2,730
Other	—	—	184	—

Total PD proceeds	$—	$9,705	$8,020	$33,809

Total	$2,044	$59,927	$32,893	$96,257

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

	For the Nine Months
	Ended September 30,
	2007	2006

Decrease (increase) in:
Accounts and notes receivable	$(540,036)	$91,014
Inventories	(245,354)	(121,333)
Prepaid and other current assets	(48,971)	(49,189)
Other assets	(3,610)	(12,540)
Increase (decrease) in:
Accounts payable	45,975	48,920
Accrued product payables	695,497	83,306
Accrued expenses	153,254	69,173
Accrued interest	5,963	(7,081)
Other current liabilities	9,484	79,118
Other long-term liabilities	(5,681)	(2,305)

Net effect of changes in operating accounts	$66,521	$179,083

     Contributions in aid of construction costs
          Third parties may be obligated to reimburse us for all or a portion of expenditures on certain of our capital projects. The majority of such arrangements are associated with projects related to pipeline construction and production well tie-ins. We received $53.4 million and $63.7 million as contributions in aid of our construction costs during the nine months ended September 30, 2007 and 2006, respectively.
     TEPPCO gain on sale of MB Storage and related assets
          In March 2007, TEPPCO sold its 49.5% ownership interest in MB Storage and its 50% interest in MB Storage’s general partner and other assets to a third party for $155.8 million in cash. TEPPCO recognized a gain of $72.8 million related to the sale of these equity interests and assets. The $59.6 million gain related to the sale of the equity interests is included in Other Income and the remaining $13.2 million is a component of operating costs and expenses as shown on our Unaudited Condensed Statement of Consolidated Operations for the nine months ended September 30, 2007.
     Cash used for business combinations – Encinal Acquisition in July 2006
          In July 2006, Enterprise Products Partners acquired the Encinal and Canales natural gas gathering systems and related gathering and processing contracts that comprised the South Texas natural gas transportation and processing business of an affiliate of Lewis Energy Group, L.P. (“Lewis”). The aggregate value of total consideration Enterprise Products Partners paid or issued to complete this business combination (referred to as the “Encinal acquisition”) was $326.3 million, which consisted of $145.2 million in cash and 7,115,844 of its common units.
Note 18. Subsequent Events
     Parent Company Term Loan B
          In November 2007, the parent company executed a seven-year, $850 million senior secured term loan (“Term Loan B”) in the institutional loan market. Proceeds from the Term Loan B were used to permanently refinance borrowings outstanding under the parent company’s $850.0 million Term Loan A-2 that had a maturity date in May 2008. The Term Loan B, which was priced at a discount of 1.0%, generally bears interest at LIBOR plus 2.25% and is scheduled to mature in November 2014. The Term Loan B is callable for up to one year by the parent company at 101% of the principal, and at par thereafter. This transaction completes the permanent financing related to the parent company’s acquisition of ownership interests in Energy Transfer Equity and ETEGP in May 2007.
     Dixie Pipeline Matter
          In November 2007, Dixie Pipeline Company, which is owned 74.2% by Enterprise Products Partners, experienced a rupture on its mainline near Carmichael, Mississippi. The incident resulted in two fatalities and an undetermined number of injuries. The cause of the incident is unknown; however, an investigation is underway by Enterprise Products Partners and all appropriate governmental agencies. The affected portion of the pipeline will not return to service until Enterprise Products Partners and all appropriate governmental authorities have determined that it is safe to do so. We currently expect operations to resume in the fourth quarter of 2007.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For the three and nine months ended September 30, 2007 and 2006
          The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and Notes included under Item 1 of this quarterly report on Form 10-Q and with the Audited Consolidated Financial Statements and Notes thereto included in our Current Report Form 8-K dated September 21, 2007 (the “Restatement Form 8-K”), which restates portions of our annual report on Form 10-K for the year ended December 31, 2006 and quarterly report on Form 10-Q for the three months ended March 31, 2007. See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for information as to the restatement of our financial and other information due to the acquisition of ownership interests in entities under common control in May 2007 and the reorganization of our business segments.
          Our discussion and analysis includes the following:
▪	Cautionary Note Regarding Forward-Looking Statements.

▪	Overview of Critical Accounting Policies and Estimates.

▪	Overview of Business.

▪	Recent Developments – Discusses significant developments affecting the parent company since December 31, 2006.

▪	Basis of Presentation – Discusses key considerations in the presentation of financial and operating results as a result of recent investing activities.

▪	Results of Operations – Discusses material period-to-period variances for the parent company and by reportable segment.

▪	Liquidity and Capital Resources – Addresses available sources of liquidity and capital resources for the parent company and its subsidiaries.

▪	Other Items – Includes information related to contractual obligations, off-balance sheet arrangements, related party transactions, recent accounting pronouncements and similar disclosures.
          Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
     Significant Relationships Referenced in this Discussion and Analysis
          References to “we,” “us,” “our,” or “the Company” are intended to mean the business and operations of Enterprise GP Holdings L.P. and its consolidated subsidiaries.
          References to “parent company” mean Enterprise GP Holdings L.P., individually as the parent company, and not on a consolidated basis.
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
          References to “DFI” mean Duncan Family Interests, Inc. and “DFIGP” mean DFI GP Holdings, L.P. DFI and DFIGP are private company affiliates of EPCO, Inc.
          References to “EPCO” mean EPCO, Inc., which is a related party affiliate to all of the foregoing named entities. Dan L. Duncan is the Chairman and controlling shareholder of EPCO.
          The parent company, Enterprise Products Partners, EPGP, TEPPCO, TEPPCO GP, the Employee Partnerships, EPCO, DFI and DFIGP are affiliates under common control of Mr. Duncan. Enterprise Products Partners and TEPPCO and their respective general partners have been under Mr. Duncan’s indirect control for all periods presented in this quarterly report on Form 10-Q. We do not control Energy Transfer Equity or ETEGP.
Cautionary Note Regarding Forward-Looking Statements
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
Overview of Critical Accounting Policies and Estimates
          A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included in our Restatement Form 8-K dated September 21, 2007. Certain of these accounting policies require the use of estimates. As more fully described therein, the following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: depreciation methods and estimated useful lives of property, plant and equipment; measuring recoverability of long-lived assets with finite lives; measuring recoverability of goodwill; measuring recoverability of intangible assets with indefinite lives; measuring recoverability of equity method investments; amortization methods and estimated useful lives of finite-lived intangible assets; our revenue recognition policies and use of estimates for revenues and expenses; reserves for environmental matters; and natural gas imbalances. These estimates are based on our knowledge and understanding of current conditions and actions we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows.
Overview of Business
          Enterprise GP Holdings L.P., the parent company, is a publicly traded Delaware limited partnership, the registered limited partnership interests (the “Units”) of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPE.” The current business of Enterprise GP Holdings L.P. is to own general and limited partner interests of publicly traded partnerships engaged in the midstream energy industry and related businesses.
          The parent company was formed in April 2005 and completed its initial public offering of 14,216,784 Units in August 2005. The parent company is owned 99.99% by its limited partners and 0.01% by its general partner, EPE Holdings. EPE Holdings is a wholly owned subsidiary of Dan Duncan LLC, the membership interests of which are owned by Dan L. Duncan.
          The parent company has no operations apart from its investing activities and indirectly overseeing the management of the entities controlled by it. Its primary cash requirements are for general and administrative costs, debt service requirements and distributions to its partners. The primary objective of the parent company is to increase cash available for distributions to its unitholders and, accordingly, the value of its limited partner interests.
          See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for financial information regarding the parent company.
          At September 30, 2007, the parent company had investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners. At December 31, 2006, the parent company had an investment in Enterprise Products Partners and its general partner. For purposes of this quarterly report on Form 10-Q, we have presented the ownership interests in TEPPCO and TEPPCO GP held by private company affiliates of EPCO as being owned by the parent company in prior periods in accordance with GAAP. For information regarding this method of presentation, see “Basis of Presentation” within this Item 2.
     Enterprise Products Partners
          The parent company acquired its investment in Enterprise Products Partners and EPGP in August 2005 from private company affiliates of EPCO under the common control of Mr. Duncan. The parent company owns 13,454,498 common units of Enterprise Products Partners and 100% of the membership interests of EPGP, which is entitled to 2% of the cash distributions paid by Enterprise Products Partners as well as the associated incentive distribution rights (“IDRs”) of Enterprise Products Partners. EPGP’s percentage interest in Enterprise Products Partners’ quarterly cash distributions is increased through its ownership of the associated IDRs, after certain specified target levels of distribution rates are met by Enterprise Products Partners.
          Enterprise Products Partners is a publicly traded (NYSE: EPD) North American midstream energy company providing a wide range of services to producers and consumers of natural gas, natural gas liquids (“NGLs”), crude oil and certain petrochemicals. In addition, Enterprise Products Partners is an industry leader in the development of pipeline and other midstream energy infrastructure in the continental United States and the Gulf of Mexico. Its midstream energy asset network links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the United States, Canada and the Gulf of Mexico with domestic consumers and international markets.
          Enterprise Products Partners transports natural gas, NGLs, crude oil and petrochemical products through more than 35,000 miles of onshore and offshore pipelines. Services include natural gas gathering, processing, transportation and storage; NGL fractionation (or separation), transportation, storage and import and export terminalling; crude oil transportation; offshore production platform services; and petrochemical pipeline and services.
          The business purpose of EPGP is to manage the affairs and operations of Enterprise Products Partners. EPGP has no separate business activities outside of those conducted by Enterprise Products Partners and its consolidated subsidiaries, including Duncan Energy Partners. The commercial management of EPGP does not overlap with that of TEPPCO and Energy Transfer Equity.
     TEPPCO
          The parent company acquired 4,400,000 common units of TEPPCO and 100% of the membership interests of TEPPCO GP (including associated IDRs of TEPPCO) on May 7, 2007 from DFI and DFIGP, which are private company affiliates of EPCO under the common control of Mr. Duncan. TEPPCO GP is entitled to 2% of the cash distributions paid by TEPPCO as well as the associated IDRs of TEPPCO. TEPPCO GP’s percentage interest in TEPPCO’s quarterly cash distributions is increased through its ownership of the associated IDRs, after certain specified target levels of distribution rates are met by TEPPCO.
          TEPPCO is a publicly traded (NYSE: TPP) North American midstream energy company that owns and operates refined products and liquefied petroleum gas (“LPG”) pipelines; owns and operates petrochemical and NGL pipelines; is engaged in transportation, storage, gathering and marketing of crude oil; owns and operates natural gas gathering systems; and has ownership interests in various joint venture projects including the Seaway and Centennial pipelines. The business purpose of TEPPCO GP is to manage the affairs and operations of TEPPCO. TEPPCO GP has no separate business activities outside of those conducted by TEPPCO. The commercial management of TEPPCO does not overlap with that of Enterprise Products Partners.
     Energy Transfer Equity
          The parent company acquired its non-controlling limited and general partner interests in Energy Transfer Equity and ETEGP on May 7, 2007 from third parties. On May 7, 2007, the parent company entered into a securities purchase agreement pursuant to which 38,976,090 common units of Energy Transfer Equity and approximately 34.9% of the membership interests in ETEGP were acquired for $1.65 billion in cash. ETEGP owns a 0.01% general partner interest in Energy Transfer Equity and has no IDR’s in the quarterly cash distributions of Energy Transfer Equity.
          Energy Transfer Equity is a publicly traded (NYSE: ETE) Delaware limited partnership formed in 2002 that completed its initial public offering in February 2006. Energy Transfer Equity’s only cash generating assets are its direct and indirect investments in limited and general partner interests of ETP. Energy Transfer Equity owns common units and the 2% general partner interest of ETP (including 100% of the IDRs held by the general partner of ETP).
          The business purpose of ETEGP is to manage the affairs and operations of Energy Transfer Equity. ETEGP has no separate business activities outside of those conducted by Energy Transfer Equity. The commercial management of Energy Transfer Equity does not overlap with that of Enterprise Products Partners or TEPPCO.
          ETP is a publicly traded partnership owning and operating a diversified portfolio of midstream energy assets. ETP’s natural gas operations include natural gas gathering and transportation pipelines, interstate transmission pipelines, natural gas treating and processing assets located in Texas, Louisiana, Utah and Colorado and three natural gas storage facilities located in Texas. These assets include approximately 14,000 miles of intrastate pipeline in service, with an additional 500 miles of intrastate pipeline under construction, and 2,400 miles of interstate pipeline. ETP is also one of the three largest retail marketers of propane in the U. S., serving more than one million customers across the country.

          The equity earnings the parent company records from Energy Transfer Equity and ETEGP are based on estimates derived from the U.S. Securities and Exchange Commission (“SEC”) filings of Energy Transfer Equity. The fiscal year of Energy Transfer Equity ends August 31; therefore, its quarterly financial reporting timeframes do not coincide with those of the parent company. As a result, the parent company estimates its share of equity earnings based on Energy Transfer Equity’s published data. Such estimates may differ from those ultimately recorded by Energy Transfer Equity.
          Additional information relating to regulatory and litigation proceedings against Energy Transfer Equity and ETP is set forth in filings made by these entities with the SEC and should be considered by unitholders of the parent company.
Recent Developments
          The following information highlights the parent company’s significant developments since January 1, 2007 through the date of this filing.
▪	In May 2007, the parent company entered into a securities purchase agreement pursuant to which it acquired 38,976,090 common units of Energy Transfer Equity and approximately 34.9% of the membership interests in ETEGP for $1.65 billion in cash (see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report). These partnership and membership interests represent non-controlling interests in each entity. Energy Transfer Equity owns common units of ETP and the general partner of ETP, which is entitled to 2% of the quarterly cash distributions of ETP as well as the associated IDRs of ETP. This acquisition was initially financed using borrowings under a short-term credit agreement, which was replaced in stages by long-term financing by November 2007 (see following highlights).

▪	In July 2007, the parent company completed a private placement of 20,134,220 Units to third party investors at $37.25 per Unit. The net proceeds of this private placement were approximately $740.0 million and were used to repay $738.0 million of principal and $2.0 million of related accrued interest associated with borrowings made in May 2007 to acquire ownership interests in Energy Transfer Equity and ETEGP. See Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for additional information regarding this offering. These Units were registered for resale in October 2007.

▪	In November 2007, the parent company executed a seven-year, $850 million senior secured term loan (“Term Loan B”) due November 2014 in the institutional loan market. Proceeds from the Term Loan B were used to permanently refinance borrowings outstanding under the parent company’s $850.0 million Term Loan A-2 that had a maturity date in May 2008. This transaction completed the permanent financing related to the parent company’s $1.65 billion acquisition of ownership interests in Energy Transfer Equity and ETEGP in May 2007. The remaining debt was refinanced in August 2007 using borrowings under the parent company’s August 2007 Credit Agreement. See Notes 11 and 18 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for additional information regarding the parent company’s debt obligations and associated maturities.
Basis of Presentation
          Effective with the second quarter of 2007, our consolidated and parent-only financial statements and related notes were restated to reflect the acquisition of ownership interests in TEPPCO and TEPPCO GP (including associated IDRs of TEPPCO)) in May 2007 and the reorganization of our business segments.
          In most circumstances, GAAP requires a general partner to consolidate the financial statements of its respective limited partnership due to the general partner’s ability to control the actions of the limited partnership. As a result, our general purpose financial statements reflect the consolidated results of EPGP with those of Enterprise Products Partners and of TEPPCO GP with those of TEPPCO. We control both

EPGP and TEPPCO GP through our ownership of 100% of the membership interests in each of EPGP and TEPPCO GP.
          The acquisitions of ownership interests in TEPPCO and TEPPCO GP were accounted for at historical costs as a reorganization of entities under common control in a manner similar to a pooling of interests. The parent company acquired its ownership interests in TEPPCO and TEPPCO GP in May 2007 from private company affiliates of EPCO under the common control of Mr. Duncan.
          Our restated consolidated financial statements and notes continue to reflect the parent company’s share of earnings, cash flows and net assets in Enterprise Products Partners and EPGP as before. With respect to TEPPCO and TEPPCO GP, our restated consolidated financial statements and notes also reflect the parent company’s deemed investments in TEPPCO and TEPPCO GP. All earnings derived from TEPPCO IDRs and TEPPCO common units in excess of those allocated to the parent company are presented as a component of minority interest in our consolidated financial statements. In addition, the former owners of the TEPPCO and TEPPCO GP interests and rights were allocated all cash receipts from these investments during the periods they owned such interests prior to May 7, 2007. This method of presentation is intended to show how the combination of investments would have affected our business. For additional information regarding this method of presentation, see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.
          The supplemental financial information we provide for the parent company was prepared using the assumptions outlined above for our general purpose Unaudited Condensed Consolidated Financial Statements.
          We revised our business segment disclosures to reflect the fundamental change in the parent company’s investment portfolio resulting from its acquisition of interests in TEPPCO, TEPPCO GP, Energy Transfer Equity and ETEGP on May 7, 2007. Our reorganized business segments reflect the manner in which these investments are managed and reviewed by the chief executive officer of our general partner, who is our chief operating decision maker. The new reportable segments are (i) Investment in Enterprise Products Partners, (ii) Investment in TEPPCO and (iii) Investment in Energy Transfer Equity.

Results of Operations
     Parent Company Information
          The parent company has no operations apart from its investing activities and indirectly overseeing the management of the entities controlled by it. The parent company’s net income primarily reflects equity earnings from unconsolidated affiliates less general and administrative costs and interest expense. The following table presents the parent company’s income statements for the periods indicated (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Equity earnings:
Investment in Enterprise Products Partners	$31,831	$31,635	$93,427	$82,085
Investment in TEPPCO	9,911	8,345	46,692	24,959
Investment in Energy Transfer Equity	(3,042)	—	(268)	—

Total equity earnings	38,700	39,980	139,851	107,044

General and administrative costs	891	395	2,420	1,524

Operating income	37,809	39,585	137,431	105,520

Other income (expense):
Interest expense	(25,627)	(2,558)	(50,345)	(6,935)
Interest income	92	15	145	41

Total	(25,535)	(2,543)	(50,200)	(6,894)

Income before provision of income tax and cumulative effect of change in accounting principle	12,274	37,042	87,231	98,626
Provision for income tax	3	—	3	—
Cumulative effect of change in accounting principle	—	—	—	18

Net income	$12,277	$37,042	$87,234	$98,644

          Equity earnings represent the parent company’s share of the net income of each entity. The amounts the parent company records as equity earnings differ from the cash distributions it receives since net income includes non-cash depreciation and amortization expense and similar non-cash income and expense amounts. In addition, cash distributions may also be impacted by the maintenance of cash reserves by each underlying entity and other provisions.
          The parent company’s equity earnings from Enterprise Products Partners and TEPPCO have increased over time primarily due to the IDRs held by EPGP and TEPPCO in the quarterly cash distributions of Enterprise Products Partners and TEPPCO, respectively.
          The parent company acquired its Investment in Energy Transfer Equity in May 2007. Its equity earnings from this investment are net of the amortization of excess cost amounts. Such amortization was $10.0 million and $16.7 million for the three months and approximately five months ended September 30, 2007, respectively since the parent company acquired this investment.
          Since the parent company does not control Energy Transfer Equity or ETEGP, the equity earnings it records from these investments are based on estimates derived from the public SEC filings of Energy Transfer Equity. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the excess cost amounts associated with the parent company’s Investment in Energy Transfer Equity.
          See “Significant Risks and Uncertainties” within this Item 2 for information regarding recent actions taken by the Federal Energy Regulatory Commission (“FERC”) and Commodity Futures Trading Commission (“CFTC”) involving ETP.

     Consolidated Information
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
          Effective with the period ending June 30, 2007, the Company has three reportable business segments: (i) Investment in Enterprise Products Partners, (ii) Investment in TEPPCO and (iii) Investment in Energy Transfer Equity. Our investing activities are organized into business segments that reflect how the chief executive officer of our general partner (i.e. our chief operating decision maker) routinely manages and reviews the financial performance of these investments. Each of the respective general partners has separate operating management and boards of directors, with each board having at least three independent directors.
          Our Investment in Enterprise Products Partners business segment reflects the consolidated operations of Enterprise Products Partners and its general partner, EPGP. Our Investment in TEPPCO business segment reflects the consolidated operations of TEPPCO and its general partner, TEPPCO GP. As discussed previously, the Investment in TEPPCO segment represents the historical operations of TEPPCO and TEPPCO GP that were under common control with us prior to our acquisition of these interests in May 2007. Enterprise Products Partners and TEPPCO are joint venture partners in Jonah Gas Gathering Company (“Jonah”), which owns a natural gas gathering system located in southwest Wyoming (the “Jonah system”). Within their respective financial statements, Enterprise Products Partners and TEPPCO account for their interest in Jonah using the equity method of accounting. As a result of common control at the parent company level, we classify the assets and results of operations from Jonah within our Investment in TEPPCO business segment.
          Our Investment in Energy Transfer Equity business segment reflects our equity method investment in Energy Transfer Equity and its general partner, ETEGP. Financial information pertaining to this segment is based primarily on publicly available information of Energy Transfer Equity.
          We evaluate segment performance based on operating income. In addition, our measure of operating income includes earnings from equity method unconsolidated affiliates. For additional information regarding our business segments, see Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

          The following table summarizes our financial information by business segment for the periods indicated (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2007	2006	2007	2006

Revenues:
Investment in Enterprise Products Partners	$4,111,996	$3,872,525	$11,647,656	$10,640,452
Investment in TEPPCO	2,628,068	2,601,000	6,759,219	7,566,364
Eliminations	(18,340)	(22,087)	(50,606)	(47,449)

Total revenues	6,721,724	6,451,438	18,356,269	18,159,367

Costs and expenses:
Investment in Enterprise Products Partners	3,915,232	3,600,933	11,048,573	10,002,612
Investment in TEPPCO	2,550,079	2,537,811	6,503,284	7,380,896
Other, non-segment including parent	(17,328)	(21,565)	(38,674)	(45,801)

Total costs and expenses	6,447,983	6,117,179	17,513,183	17,337,707

Equity earnings (loss):
Investment in Enterprise Products Partners	11,604	2,265	9,516	14,306
Investment in TEPPCO	(1,991)	12	(4,120)	3,676
Investment in Energy Transfer Equity	(3,042)	—	(268)	—

Total equity earnings (loss)	6,571	2,277	5,128	17,982

Operating income:
Investment in Enterprise Products Partners	208,368	273,857	608,599	652,146
Investment in TEPPCO	75,998	63,201	251,815	189,144
Investment in Energy Transfer Equity	(3,042)	—	(268)	—
Other, non-segment including parent	(1,012)	(522)	(11,932)	(1,648)

Total operating income	280,312	336,536	848,214	839,642
Interest expense	(137,602)	(88,533)	(341,949)	(247,661)
Provision for income taxes	(2,056)	(3,428)	(9,208)	(13,105)
Other income, net	2,856	3,260	69,152	10,004

Income before minority interest and accounting change	143,510	247,835	566,209	588,880
Minority interest	(131,233)	(210,793)	(478,975)	(490,332)
Cumulative effect of change in accounting principle	—	—	—	96

Net income	$12,277	$37,042	$87,234	$98,644

          The following information is a detailed analysis of our operating income by business segment:
     Comparison of Segment Results for the Three Months Ended September 30, 2007 with the Three Months Ended September 30, 2006
          Investment in Enterprise Products Partners. Segment revenues increased $239.5 million quarter-to-quarter primarily due to higher NGL sales prices and natural gas sales volumes in the third quarter of 2007 relative to the third quarter of 2006. Revenues for the third quarter of 2007 include $2.0 million of proceeds from business interruption insurance claims compared to $50.2 million of such proceeds received during the third quarter of 2006.
          Segment costs and expenses increased $314.3 million quarter-to-quarter. The increase in costs and expenses is primarily due to higher cost of sales associated with Enterprise Products Partners’ natural gas, NGL and petrochemical marketing activities.
          Changes in Enterprise Products Partners’ revenues and costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices. The weighted-average indicative market price for NGLs was $1.21 per gallon during the third quarter of 2007 versus $1.09 per gallon during the third quarter of 2006. Our determination of the weighted-average indicative market price for NGLs is based on U.S. Gulf Coast prices for such products at Mont Belvieu, Texas, which is the primary industry hub for domestic NGL production. The market price of natural gas (as measured at Henry Hub) averaged $6.16 per MMBtu during the third quarter of 2007 versus $6.58 per MMBtu during the third quarter of 2006.

          Total segment operating income decreased $65.5 million quarter-to-quarter primarily due to the timing of proceeds Enterprise Products Partners received from business interruption insurance claims. Enterprise Products Partners operates in four primary business lines: NGL Pipelines & Services, Onshore Natural Gas Pipelines & Services, Offshore Pipelines & Services and Petrochemical Services.
          Segment operating income attributable to NGL Pipelines & Services decreased $48.9 million quarter-to-quarter reflecting a $28.3 million decrease in proceeds from business interruption insurance claims. In addition, operating income attributable to this business line decreased quarter-to-quarter due to (i) lower import volumes, (ii) higher natural gas hedging expenses and (iii) start-up costs associated with Enterprise Products Partners’ Meeker natural gas processing facility and Hobbs NGL fractionation facility.
          Segment operating income attributable to Onshore Natural Gas Pipelines & Services decreased $6.9 million quarter-to-quarter primarily due to lower revenues from Enterprise Products Partners’ San Juan Gathering System and higher expenses on its Texas Intrastate System. Revenues from the San Juan Gathering System declined quarter-to-quarter primarily due to lower volumes. The Texas Intrastate System was negatively affected by higher pipeline integrity and operating expenses.
          Segment operating income attributable to Offshore Pipelines & Services decreased $3.3 million quarter-to-quarter reflecting a $19.9 million decrease in proceeds from business interruption insurance claims. Enterprise Products Partners’ Independence Hub platform and Independence Trail pipeline contributed $12.1 million to operating income during the third quarter of 2007.
          Segment operating income attributable to Petrochemical Services decreased $4.2 million quarter-to-quarter. An increase in segment operating income due to higher butane isomerization processing volumes was more than offset by lower propylene and isooctane sales margins.
          Investment in TEPPCO. Segment revenues increased $27.1 million quarter-to-quarter primarily due to higher energy commodity sales prices and volumes and higher pipeline throughput volumes. These factors contributed to higher revenues associated with TEPPCO’s crude oil marketing activities and pipeline operations.
          Segment costs and expenses increased $12.3 million quarter-to-quarter. The increase in segment costs and expenses is primarily due to an increase in the cost of sales associated with TEPPCO’s marketing activities. The cost of sales of its petroleum products increased quarter-to-quarter as a result of higher volumes and crude oil prices.
          Changes in TEPPCO’s revenues and costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices. The market price of crude oil (as measured on the New York Mercantile Exchange (“NYMEX”)) averaged $75.15 per barrel during the third quarter of 2007 compared to an average of $70.54 per barrel during the third quarter of 2006 – a 7% increase.
          Segment operating income increased $12.8 million quarter-to-quarter primarily due to the underlying results of TEPPCO’s three primary business lines: Downstream, Upstream and Midstream. Segment operating income attributable to Downstream increased $6.9 million quarter-to-quarter primarily due to higher refined products transportation volumes and lower operating costs during the third quarter of 2007 relative to the third quarter of 2006. Segment operating income attributable to Upstream decreased $0.7 million quarter-to-quarter primarily due to lower equity earnings from Seaway Crude Pipeline Company (“Seaway”) attributable to lower transportation volumes.
          Segment operating income attributable to Midstream increased $6.3 million quarter-to-quarter primarily due to an increase in product measurement gains and earnings growth from expansions on the Jonah system in Wyoming. Expansion projects on the Jonah system have increased capacity and reduced operating pressures, which are anticipated to lead to increased production rates and ultimate reserve recoveries. Natural gas gathering volumes on the Jonah system averaged 1,821 billion British thermal units per day (“BBtus/d”) during the third quarter of 2007 compared to 1,426 BBtus/d during the third quarter of 2006.

          Investment in Energy Transfer Equity. We recorded a net loss in equity earnings of $3.0 million from Energy Transfer Equity and ETEGP for the three months ended September 30, 2007. Equity earnings from Energy Transfer Equity and ETEGP for the period were reduced by $10.0 million of excess cost amortization.
     Comparison of Segment Results for the Nine Months Ended September 30, 2007 with the Nine Months Ended September 30, 2006
          Investment in Enterprise Products Partners. Segment revenues increased $1.01 billion period-to-period primarily due to higher energy commodity sales volumes and prices during the first nine months of 2007 relative to the 2006 period. Revenues for the first nine months of 2007 include $24.9 million of proceeds from business interruption insurance claims compared to $62.4 million of proceeds during the first nine months of 2006.
          Segment costs and expenses increased $1.05 billion period-to-period. The increase in costs and expenses is primarily due to higher cost of sales associated with Enterprise Products Partners’ natural gas, NGL and petrochemical marketing activities and the addition of costs and expenses attributable to acquired businesses. Also, Enterprise Products Partners’ related party general and administrative costs for the nine months ended September 30, 2007 include a $10.5 million severance payment to its former chief executive officer.
          Changes in Enterprise Products Partners’ revenues and costs and expenses period-to-period are explained in part by changes in energy commodity prices. The weighted-average indicative market price for NGLs was $1.09 per gallon during the first nine months of 2007 versus $1.02 per gallon during the first nine months of 2006. The Henry Hub market price of natural gas averaged $6.83 per MMBtu during the first nine months of 2007 versus $7.47 per MMBtu during the first nine months of 2006.
          Total segment operating income decreased $43.5 million period-to-period. Segment operating income attributable to NGL Pipelines & Services increased $7.0 million period-to-period primarily due to strong demand for NGLs during the first nine months of 2007 compared to the first nine months of 2006 resulting in higher natural gas processing volumes in Louisiana and south Texas. In addition, this business benefited from higher tariff rates on Enterprise Products Partners’ Mid-America Pipeline System and contributions to operating income during 2007 from its DEP South Texas NGL Pipeline. The first nine months of 2007 include $23.4 million of proceeds from business interruption insurance claims compared to $40.4 million during the first nine months of 2006.
          Segment operating income attributable to Onshore Natural Gas Pipelines & Services decreased $45.4 million period-to-period. This period-to-period decrease is primarily due to lower natural gas sales margins from Enterprise Products Partners’ Acadian and Permian Basin Gathering Systems and higher expenses on its Texas Intrastate System. The Texas Intrastate System was negatively affected by higher pipeline integrity and operating expenses period-to-period.
          Segment operating income attributable to Offshore Pipelines & Services increased $1.9 million period-to-period. Enterprise Products Partners’ Independence Hub platform and Independence Trail pipeline contributed $24.5 million to operating income during the first nine months of 2007. The first nine months of 2007 include $1.5 million of proceeds from business interruption insurance claims compared to $22.0 million during the first nine months of 2006.
          Segment operating income attributable to Petrochemical Services decreased $4.0 million period-to-period. This decrease is primarily due to lower propylene and isooctane sales margins and higher operating expenses during the first nine months of 2007 compared to the 2006 period.
          Investment in TEPPCO. Segment revenues decreased $807.1 million period-to-period. Segment costs and expenses decreased $877.6 million period-to-period. The decrease in segment revenues and costs and expenses is primarily due to lower crude oil prices and the effects of implementing new accounting guidance. Beginning in April 2006, TEPPCO ceased to record revenues and costs and expenses for the gross sales and purchases of crude oil inventory under buy/sell agreements with the same party. These transactions are currently presented on a net basis in our Statements of Consolidated Operations.
          Changes in TEPPCO’s revenues and costs and expenses period-to-period are explained in part by changes in energy commodity prices. The NYMEX market price of crude oil averaged $66.15 per barrel during the first nine months of 2007 compared to an average of $68.25 per barrel during the 2006 period – a 3% decrease.
          Segment operating income increased $62.7 million period-to-period. Segment operating income attributable to Downstream increased $40.0 million period-to-period primarily due to a gain that TEPPCO recorded in connection with its sale of assets to a third-party in March 2007 and improved results from its pipeline operations. Segment operating income attributable to Downstream benefited from a period-to-period increase in the average transportation rate per barrel for refined products and an increase in the volume of propane deliveries in the upper Midwest and Northeast market areas.
          Segment operating income attributable to Upstream increased $4.6 million period-to-period primarily due to higher crude oil sales margins during the first nine months of 2007 relative to the 2006 period. Segment operating income attributable to Midstream increased $19.3 million period-to-period primarily due to earnings growth from expansions on the Jonah system. Natural gas gathering volumes on the Jonah system averaged 1,714 BBtus/d during the first nine months of 2007 compared to 1,371 BBtus/d during the first nine months of 2006.
          Investment in Energy Transfer Equity. We recorded a net loss in equity earnings of $0.3 million from Energy Transfer Equity and ETEGP for the period since our acquisition of such interests on May 7, 2007 through September 30, 2007. Equity earnings from Energy Transfer Equity and ETEGP for the period were reduced by $16.7 million of excess cost amortization.
     Interest Expense
          The following table presents the components of interest expense as presented in our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2007	2006	2007	2006

Interest expense attributable to:
Consolidated debt obligations of Enterprise Products Partners	$85,075	$62,793	$219,708	$177,203
Consolidated debt obligations of TEPPCO	26,900	23,182	71,896	63,523
Parent company debt obligations	25,627	2,558	50,345	6,935

Total interest expense	$137,602	$88,533	$341,949	$247,661

          Interest expense for Enterprise Products Partners and TEPPCO has increased in the current year periods relative to the prior year periods primarily due to borrowings to finance their respective capital spending programs. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for information regarding our consolidated debt obligations, which include the consolidated debt obligations of Enterprise Products Partners and TEPPCO.
          Parent company interest expense increased during the 2007 periods as a result of borrowings it made during May 2007 to acquire interests in Energy Transfer Equity and ETEGP.
     Other Income, Net
          On March 1, 2007, TEPPCO sold its 49.5% ownership interest in Mont Belvieu Storage Partners, L.P. (“MB Storage”) and its 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) to Louis Dreyfus for approximately $137.3 million in cash. TEPPCO recognized a gain of approximately $59.6 million related to its sale of these equity interests, which is included in other income for the nine months ended September 30, 2007.
     Minority Interest Expense
          The following table presents the components of minority interest expense as presented on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2007	2006	2007	2006

Limited partners of Enterprise Products Partners	$85,669	$176,341	$278,077	$383,312
Limited partners of Duncan Energy Partners	3,242	—	9,356	—
Related party former owners of TEPPCO GP	—	3,465	—	12,253
Limited partners of TEPPCO	37,783	29,048	181,716	90,092
Joint venture partners	4,539	1,939	9,826	4,675

Total	$131,233	$210,793	$478,975	$490,332

          Minority interest expense amounts attributable to the limited partners of Enterprise Products Partners, Duncan Energy Partners and TEPPCO primarily represent allocations of earnings by these entities to their unitholders, excluding those earnings allocated to the parent company in connection with its ownership of common units of Enterprise Products Partners and TEPPCO.
     Significant Risks and Uncertainties
          Weather-Related Risks – Enterprise Products Partners. Certain of Enterprise Products Partners’ key assets are located onshore along the U.S. Gulf Coast and offshore in the Gulf of Mexico. To varying degrees, such locations are vulnerable to weather-related risks such as hurricanes and tropical storms. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for additional information regarding recent insurance claims of Enterprise Products Partners and related proceeds.
          FERC Investigation – Energy Transfer Equity. In July 2007, ETP announced that it is under investigation by the FERC and Commodity Futures Trading Commission (“CFTC”) with respect to whether ETP engaged in manipulation or improper trading activities in the Houston Ship Channel market around the times of the hurricanes in the fall of 2005 and other prior periods in order to benefit financially from commodities derivative positions and from certain of index-priced physical gas purchases in the Houston Ship Channel market. The FERC is also investigating certain of ETP’s intrastate transportation activities.
          On July 26, 2007, the FERC announced that it was taking preliminary action against ETP and proposed civil penalties of $97.5 million and disgorgement of profits of $70.1 million. Additionally, in its lawsuit, the CFTC is seeking civil penalties of $130 thousand per violation or three times the profit gained from each violation and other specified relief. On October 15, 2007, ETP filed a motion in the United States District Court for the Northern District of Texas to dismiss the complaint asserting that the CFTC has not stated a valid cause of action under the Commodity Exchange Act. ETP has separately filed a response with FERC refuting FERC’s claims as being fundamentally flawed and requested a dismissal of the FERC proceedings. At this time, ETP is unable to predict the outcome of these matters; however, it is possible that the amount it becomes obligated to pay as a result of the final resolution of these matters, whether on a negotiated settlement basis or otherwise, will exceed the amount of existing accrual related to these matters. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for additional information regarding this matter.

Liquidity and Capital Resources
     Parent Company Information
          The primary sources of cash flow for the parent company are its investments in limited and general partner interests of publicly-traded limited partnerships. The cash distributions the parent company receives from its investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners are exposed to certain risks inherent in the underlying business of each entity. See Part II Item 1A, “Risk Factors,” for a discussion of these risks.
          The parent company’s primary cash requirements are for general and administrative costs, debt service costs, investments and distributions to partners. The parent company expects to fund its short-term cash requirements for such amounts as general and administrative costs using operating cash flows. Debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements. The parent company expects to fund its cash distributions to partners primarily with operating cash flows.
          The following table summarizes key components of the parent company’s statements of cash flows for the periods indicated (dollars in thousands):

	For the Nine Months
	Ended September 30,
	2007	2006

Net cash provided by operating activities (1)	$129,831	$120,074
Cash used in investing activities (2)	1,650,467	18,920
Cash provided by (used in) financing activities (3)	1,519,979	(101,087)
Cash and cash equivalents, end of period	126	575

(1)	Primarily represents distributions received from unconsolidated affiliates less cash payments for interest and general and administrative amounts. See following table for detailed information regarding distributions from unconsolidated affiliates.

(2)	Primarily represents investments in unconsolidated affiliates.

(3)	Primarily represents net cash proceeds from borrowings and equity offerings offset by repayments of debt principal and distribution payments to unitholders.
          The following table presents cash distributions received from unconsolidated affiliates and cash distributions paid by the parent company, as shown on the parent company’s statement of cash flows for the periods indicated (dollars in thousands):

	For the Nine Months
	Ended September 30,
	2007	2006

Cash distributions from investees:
Investment in Enterprise Products Partners (“EPD”):
From 13,454,498 common units of EPD	$19,173	$17,962
From 2% general partner interest in EPD	12,597	11,041
From general partner incentive distribution rights in distributions of EPD	76,266	60,591
Investment in TEPPCO:
From 4,400,000 common units of TEPPCO	8,998	8,045
From 2% general partner interest in TEPPCO	3,748	2,971
From general partner incentive distribution rights in distributions of TEPPCO	32,106	31,882
Investment in Energy Transfer Equity:
From 38,976,090 common units of Energy Transfer Equity	14,519	—
From 34.9% general partner interest in Energy Transfer Equity	90	—

Total cash distributions from unconsolidated affiliates	$167,497	$132,492

Distributions by the parent company:
EPCO and affiliates	$89,813	$68,097
Public	20,552	10,565
General partner interest	11	8

Total distributions by the parent company	$110,376	$78,670

          The parent company received its first cash distribution from Energy Transfer Equity and ETEGP in July 2007. Also, the cash distribution paid by the parent company in August 2007 reflected an additional 20,134,220 Units issued in connection with the parent company’s private placement of equity completed in July 2007 (see “Recent Developments” within this Item 2).
          Distributions to affiliates of EPCO that were the former owners of the TEPPCO and TEPPCO GP interests were $29.8 million and $42.9 million during the nine months ended September 30, 2007 and 2006, respectively.
          At September 30, 2007 and December 31, 2006, the parent company owed $1.1 billion and $155.0 million, respectively, under its credit facilities. On May 7, 2007, the parent company entered into a securities purchase agreement pursuant to which it acquired 38,976,090 common units of Energy Transfer Equity and approximately 34.9% of the membership interests in ETEGP for $1.65 billion in cash. The parent company executed a $1.90 billion interim credit facility (the “EPE Interim Credit Facility”) in connection with the acquisition of these interests.
          The EPE Interim Credit Facility provided for a $200.0 million revolving credit facility (the “EPE Bridge Revolving Credit Facility”) and $1.70 billion of term loans. The term loans were segregated into two tranches: (i) a $500.0 million EPE Term Loan (Equity Bridge) and (ii) a $1.20 billion EPE Term Loan (Debt Bridge). On May 7, 2007, the parent company made initial borrowings of $1.80 billion under this credit facility as follows:
▪	$155.0 million to repay principal outstanding under the EPE Revolver; and

▪	$1.20 billion under the EPE Term Loan (Debt Bridge) and $500.0 million under the EPE Term Loan (Equity Bridge) to fund the $1.65 billion cash purchase for the acquisition of membership interests in ETEGP and common units of Energy Transfer Equity.
          In July 2007, the parent company completed a private placement of 20,134,220 Units to third party investors at $37.25 per Unit. The net proceeds of this private placement were approximately $740.0 million, which were used by the parent company to repay the $500.0 million in principal outstanding under the EPE Term Loan (Equity Bridge), $238.0 million to reduce principal outstanding under the EPE Term Loan (Debt Bridge) and $2.0 million of related accrued interest. The remaining balances due under the EPE Bridge Revolving Credit Facility and EPE Term Loan (Debt Bridge) were to mature in May 2008. Amounts repaid under the EPE Term Loan (Equity Bridge) or EPE Term Loan (Debt Bridge) could not be reborrowed.
          In August 2007, the parent company refinanced the $1.2 billion then outstanding under the EPE Interim Credit Facility using proceeds from its EPE August 2007 Credit Agreement. The $1.2 billion EPE August 2007 Credit Agreement provided for a $200.0 million revolving credit facility (the “August 2007 Revolver”), a $125.0 million term loan (“Term Loan A”), and an $850.0 million term loan (the “Term Loan A-2”). The August 2007 Revolver replaced the $200.0 million EPE Bridge Revolving Credit Facility. Amounts borrowed under the August 2007 Revolver mature in September 2012. Term Loans A and A-2 refinanced amounts then outstanding under the Term Loan (Debt Bridge). Amounts borrowed under Term Loan A mature in September 2012. Amounts borrowed under Term Loan A-2 were refinanced in November 2007 with proceeds from a Term Loan B, which matures in November 2014.
     Consolidated Information
          We believe that we will have access to capital markets and continue to have adequate liquidity to fund future recurring operating and investing activities. On a consolidated basis, our primary cash requirements, in addition to normal operating expenses and debt service costs, are for capital expenditures, business combinations and distributions to partners and minority interest holders. Enterprise Products Partners and TEPPCO expect to fund their short-term needs for amounts such as operating expenses and sustaining capital expenditures with operating cash flows and short-term revolving credit arrangements. Capital expenditures for long-term needs resulting from internal growth projects and business acquisitions are expected to be funded by a variety of sources (either separately or in combination), including cash flows from operating activities, borrowings under credit facilities, the issuance of additional equity and debt securities and proceeds from divestitures of ownership interests in assets to affiliates or third parties. We expect to fund cash distributions to partners primarily with operating cash flows. Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements.
The following table summarizes key components of our Unaudited Condensed Statements of Consolidated Cash Flows for the periods indicated (dollars in thousands):

	For the Nine Months
	Ended September 30,
	2007	2006

Net cash flow provided by operating activities:
EPGP and subsidiaries (1)	$935,756	$985,410
TEPPCO GP and subsidiaries (2)	219,161	232,602
Parent company (3)	129,831	120,074
Eliminations and adjustments (4)	(148,153)	(106,481)

Net cash provided by operating activities	$1,136,595	$1,231,605

Cash used in investing activities:
EPGP and subsidiaries (1)	$2,039,495	$1,217,238
TEPPCO GP and subsidiaries (2)	182,641	174,559
Parent company (3)	1,650,467	18,920
Eliminations and adjustments	1,404	6,870

Cash used in investing activities	$3,874,007	$1,417,587

Cash provided by (used in) financing activities:
EPGP and subsidiaries (1)	$1,124,729	$307,120
TEPPCO GP and subsidiaries (2)	(36,520)	(58,004)
Parent company	1,519,979	(101,087)
Eliminations and adjustments (4)	152,228	113,350

Cash provided by financing activities	$2,760,416	$261,379

Cash on hand at end of period (unrestricted):
EPGP and subsidiaries (1)	$43,956	$117,433
TEPPCO GP and subsidiaries	2,559	158
Parent company	126	575

Total	$46,641	$118,166

(1)	Represents consolidated cash flow information reported by EPGP and subsidiaries, which includes Enterprise Products Partners.

(2)	Represents consolidated cash flow information reported by TEPPCO GP and subsidiaries, which includes TEPPCO.

(3)	Equity earnings and distributions from our Investment in Energy Transfer Equity are reflected as net cash flows from operating activities and our initial investment is reflected in investing activities.

(4)	Distributions received by the Parent Company from its Investments in Enterprise Products Partners and TEPPCO and reflected as operating cash flows are eliminated against cash distributions paid to owners by EPGP, TEPPCO GP and their respective subsidiaries (as reflected in financing activities).
          As a result of Enterprise Products Partners’ and TEPPCO’s growth objectives, we expect these entities to access debt and equity capital markets from time-to-time. When required, we believe that Enterprise Products Partners and TEPPCO can obtain debt financing arrangements on reasonable terms. Our total long-term debt balance was $9.64 billion and $7.05 billion at September 30, 2007 and December 31, 2006, respectively. For detailed information regarding our debt obligations, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report. Also, for a summary of the scheduled future maturity dates of the debt obligations of the parent company, Enterprise Products Partners and TEPPCO, see “Other Items – Contractual Obligations” included within this Item 2.
          Enterprise Products Partners, TEPPCO and Duncan Energy Partners, a subsidiary of EPO, may issue additional equity or debt securities to assist in meeting their liquidity and capital spending requirements. As of September 30, 2007, Enterprise Products Partners has a universal shelf registration statement on file with the SEC that would allow it to issue an unlimited amount of debt and equity securities. TEPPCO also has a universal shelf registration statement on file that would allow it to issue up to an additional $1.2 billion of debt and equity securities, after taking into account securities issued under this shelf through September 30, 2007. Duncan Energy Partners completed its initial public offering on February 5, 2007 and currently has no such shelf registration statement on file with the SEC; however, management may file additional registration statements pertaining to Duncan Energy Partners’ debt or equity in the future.
          We forecast that Enterprise Products Partners’ and TEPPCO’s capital spending for fourth quarter of 2007 will approximate $590.0 million and $117.0 million, respectively. These forecasts are based on Enterprise Products Partners’ and TEPPCO’s strategic operating and growth plans. These plans are dependent upon each entity’s ability to obtain the required funds from its operating cash flows or other means, including borrowings under debt agreements, the issuance of debt and equity securities and/or the divestiture of non-core assets. Such forecasts may change due to factors beyond our control, such as weather-related issues, changes in supplier prices or adverse economic conditions. Furthermore, such forecasts may change as a result of decisions made by management at a later date, which may include unexpected acquisitions, decisions to take on additional partners and changes in the timing of expenditures. The success of Enterprise Products Partners or TEPPCO in raising capital, including the formation of joint ventures to share costs and risks, continues to be a principal factor that determines how much each entity can spend in connection with their respective capital programs.
          EPO’s publicly traded debt securities were rated investment-grade at November 1, 2007. Moody’s Investor Service (“Moody’s”) assigned a rating of Baa3 and Standard & Poor’s and Fitch Ratings each assigned a rating of BBB-.
          The publicly traded debt securities of TEPPCO and its subsidiary, TE Products Pipeline Company, LLC (“TE Products”), were also rated as investment-grade at November 1, 2007. TEPPCO’s and TE Products’ senior unsecured debt is rated BBB- by Standard & Poor’s and Baa3 by Moody’s. In October 2007, TEPPCO’s and TE Products’ debt securities received a rating of BBB- from Fitch Ratings.
          We believe that the combination of continued ready access to debt and equity capital markets, sufficient trade credit to operate their underlying businesses and the maintenance of investment grade credit ratings provide Enterprise Products Partners and TEPPCO with a solid foundation to meet their long and short-term liquidity and capital resource requirements.
     EPGP and Subsidiaries
          At September 30, 2007 and September 30, 2006, EPGP and its consolidated subsidiaries (primarily Enterprise Products Partners) had $43.9 million and $117.4 million of unrestricted cash on hand, respectively. At September 30, 2007, approximately $1.1 billion of credit was available under EPO’s revolving credit facility. The principal amount of Enterprise Products Partners’ consolidated debt obligations totaled $6.80 billion at September 30, 2007. The following information highlights significant changes in the operating, investing and financing cash flows presented in the preceding table for EPGP and its subsidiaries.
     Comparison of Nine Months Ended September 30, 2007 with Nine Months Ended September 30, 2006
          Operating Activities. Net cash flows provided by operating activities for the nine months ended September 30, 2007 decreased $49.7 million from that recorded for the same period in 2006. The decrease in cash flows is primarily due to a decrease in proceeds from insurance claims and higher interest payments, partially offset by an increase in cash distributions from unconsolidated affiliates and the timing of other cash receipts and disbursements. Cash proceeds from business interruption and property damage claims decreased $63.4 million period-to-period. See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for information regarding Enterprise Products Partners insurance claims.

          Investing Activities. Cash used in investing activities increased $822.3 million period-to-period to $2.04 billion for the nine months ended September 30, 2007 compared to $1.22 billion for the same period in 2006. The increase is primarily due to higher capital spending by Enterprise Products Partners, which increased its net cash outlays for property, plant and equipment to $1.63 billion during the 2007 period versus $976.7 million during the 2006 period. The $655.3 million increase in expenditures for property, plant and equipment was partially offset by a $144.2 million decrease in cash payments related to business combinations. Enterprise Products Partners paid $145.0 million in cash in connection with its acquisition of midstream energy assets in July 2006 (the Encinal Acquisition).
          Enterprise Products Partners invested $329.1 million in its unconsolidated affiliates during the nine months ended September 30, 2007 compared to $92.4 million for the same period in 2006. The $236.7 million period-to-period increase is primarily due to $216.5 million in cash contributions to Cameron Highway Oil Pipeline Company to enable it to repay its project financing.
          Enterprise Products Partners’ restricted cash balance increased $73.3 million period-to-period primarily due to cash held by the trustee of EPO’s GO Zone bonds and higher margin requirements at a brokerage firm in connection with commodity hedging activities. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for additional information regarding EPO’s GO Zone bonds.
          Financing Activities. Cash provided by financing activities was $1.12 billion for the nine months ended September 30, 2007 compared to $307.1 million for the same period in 2006. Net borrowings under Enterprise Products Partners’ consolidated debt agreements increased $1.41 billion period-to-period primarily due to the issuance of EPO’s Junior Notes B ($700.0 million) and Senior Notes L ($800.0 million) in May and September 2007, respectively.
          Net cash proceeds from the issuance of Enterprise Products Partners’ common units decreased $790.2 million period-to-period. Enterprise Products Partners had underwritten equity offerings in March and September of 2006 that generated net proceeds of $750.8 million reflecting the sale of 31.1 million of its common units. In February 2007, Duncan Energy Partners completed its initial public offering, which generated net proceeds of $290.5 million from the sale of 14.9 million of its common units.
          Distributions paid to the partners of Enterprise Products Partners increased $95.5 million period-to-period due to an increase in its common units outstanding and quarterly distribution rates. In addition, Enterprise Products Partners received $48.9 million from the settlement of treasury lock contracts during the nine months ended September 30, 2007 related to its interest rate hedging activities.
          With respect to Enterprise Products Partners’ and TEPPCO’s cash distributions to third-party unitholders, we present such amounts as distributions to minority interests. Conversely, we present the net proceeds that Enterprise Products Partners and TEPPCO receive from third parties in connection with equity offerings as contributions from minority interests. For information regarding our minority interest amounts, see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.
     TEPPCO GP and Subsidiaries
          At September 30, 2007 and September 30, 2006, TEPPCO GP and its consolidated subsidiaries and Jonah had approximately $2.6 million and $0.2 million of unrestricted cash on hand, respectively. At September 30, 2007, there was $304.8 million of credit available under TEPPCO’s revolving credit facility. The principal amount of TEPPCO’s consolidated debt obligations totaled $1.8 billion at September 30, 2007. The following information highlights significant changes in the operating, investing and financing cash flows for TEPPCO GP and its consolidated subsidiaries as presented in the table on page 73.

     Comparison of Nine Months Ended September 30, 2007 with Nine Months Ended September 30, 2006
          Operating Activities. Net cash flows from operating activities for 2007 decreased $13.4 million period-to-period. The timing of cash receipts and disbursements between periods and an increase in crude oil inventory, partially offset by an increase in distributions from equity investments were the primary reasons for the period-to-period decrease in operating cash flows.
          Investing Activities. Cash used in investing activities increased $8.0 million period-to-period to $182.6 million in 2007 compared to $174.6 million in 2006. TEPPCO’s cash outlay for property, plant and equipment was $203.5 million in 2007 compared to $142.3 million in 2006. TEPPCO reported $165.1 million of proceeds from the sale of assets during 2007 compared to $39.8 million during 2006. During the first quarter of 2007, TEPPCO sold its ownership interest in certain storage assets located in Mont Belvieu, Texas (along with other related assets) to a third party for $155.8 million. During the first quarter of 2006, TEPPCO sold a natural gas processing facility to Enterprise Products Partners for $38.0 million. The receipt of cash from Enterprise Products Partners is a component of TEPPCO GP and subsidiaries’ cash flows; however, this intercompany amount is eliminated in the preparation of our consolidated cash flow information. Investments in unconsolidated affiliates increased $66.8 million period-to-period primarily due to contributions to the Jonah joint venture with Enterprise Products Partners.
          Financing Activities. Cash used for financing activities was $36.5 million in 2007 compared to $58.0 million in 2006. TEPPCO made net borrowings of $182.8 million during 2007 compared to net repayments of $46.9 million. The 2007 period includes TEPPCO’s issuance of its Junior Subordinated Notes in the principal amount of $300.0 million. Distributions paid to partners of TEPPCO increased $13.4 million period-to-period due to an increase in distribution-bearing units outstanding coupled with higher distribution rates per unit. Net cash proceeds from the issuance of TEPPCO’s common units were $195.1 million in 2006. TEPPCO issued 5.8 million of its common units in 2006.
Other Items
     Contractual Obligations
          The following information updates our contractual obligations as disclosed in our Restatement Form 8-K, which restates portions of our annual report on Form 10-K for the year ended December 31, 2006 (dollars in millions).

		Payment or Settlement due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Scheduled maturities of long-term debt:
Parent Company (1)	$1,083.0	$—	$—	$233.0	$850.0
Enterprise Products Partners (2)	6,796.6	—	1,069.1	1,270.0	4,457.5
TEPPCO (3)	1,767.0	—	—	377.0	1,390.0
Estimated cash payments for interest:
Parent Company (1)	521.0	78.6	157.0	157.0	128.4
Enterprise Products Partners (2)	9,133.4	435.1	840.5	652.3	7,205.5
TEPPCO (3)	1,928.8	116.2	219.1	187.9	1,405.6

Total	$21,229.8	$629.9	$2,285.7	$2,877.2	$15,437.0

(1)	In August 2007 the parent company completed the refinancing of the amounts then outstanding under the EPE Interim Credit Facility. For information regarding the parent company debt obligations, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

(2)	In May 2007, EPO issued $700.0 million of its Junior Notes B. In August 2007, EPO issued $800.0 million of additional senior notes. The proceeds from these debt offerings were used to temporarily reduce amounts then outstanding under the EPO Revolver and for EPO’s general partnership purposes.

(3)	In May 2007, TEPPCO issued $300.0 million of Junior Notes. The proceeds from this debt offering was used to temporarily reduce amounts then outstanding under the TEPPCO Revolver and for TEPPCO’s general partnership purposes.

     Off-Balance Sheet Arrangements
          In May 2007, Enterprise Products Partners made a $191.0 million cash contribution to Cameron Highway. This capital contribution, along with an equal amount contributed by Enterprise Products Partners’ joint venture partner in Cameron Highway, was used by Cameron Highway to repay $365.0 million outstanding under its Series A notes and $14.1 million of related make-whole premiums and accrued interest. In June 2007, Enterprise Products Partners and its joint venture partner in Cameron Highway made an additional capital contribution to Cameron Highway of approximately $25.5 million each. These capital contributions were used by Cameron Highway to repay its Series B notes. The amount of the repayment was $50.9 million, which included $0.9 million of related make-whole premiums and accrued interest. As a result of these events, Cameron Highway no longer has any outstanding debt.
          Apart from the repayment of Cameron Highway’s Series A and B notes, there have been no significant changes with regards to our off-balance sheet arrangements since those reported in our Restatement Form 8-K, which restates portions of our annual report on Form 10-K for the year ended December 31, 2006.
     Summary of Related Party Transactions
          For additional information regarding our related party transactions, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.
          We have an extensive and ongoing relationship with EPCO and its affiliates. Our revenues from EPCO and affiliates are primarily associated with sales of NGL products. Our expenses with EPCO and affiliates are primarily due to reimbursements we pay EPCO in connection with an administrative services agreement and purchases of NGL products.
          Many of our unconsolidated affiliates perform supporting or complementary roles to our consolidated business operations. The majority of our revenues from unconsolidated affiliates relate to Enterprise Products Partners’ natural gas sales to a Louisiana affiliate. The majority of our expenses with unconsolidated affiliates pertain to payments Enterprise Products Partners makes to K/D/S Promix, L.L.C. for NGL transportation, storage and fractionation services.
     Cumulative effect of change in accounting principle
          Net income for the first quarter of 2006 included a non-cash benefit of $1.5 million, of which $1.4 million is included in minority interest expense, related to the cumulative effect of a change in accounting principle resulting from our adoption of SFAS 123(R) on January 1, 2006.
     Recent Accounting Pronouncements
          See discussion of new accounting pronouncements in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.
     Amendment to EPE Holdings’ Limited Liability Company Agreement
          On November 7, 2007, EPE Holdings amended and restated its limited liability company agreement to provide, among other things, that:
▪	to the fullest extent permitted by law, any action (or inaction) taken (or omitted) by its independent directors consistent with the parent company’s Partnership Agreement shall be permitted and deemed approved by Dan Duncan LLC, the sole member of our general partner, and shall not constitute a breach of EPE Holdings’ limited liability company agreement, the parent company’s Partnership Agreement or of any duty stated or implied by law or equity; and

▪	the duties and obligations that EPE Holdings’ officers and directors owe to the parent company are limited as set forth in the parent company’s Partnership Agreement.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
          We are exposed to financial market risks, including changes in commodity prices and interest rates. In addition, we are exposed to fluctuations in exchange rates between the U.S. dollar and Canadian dollar. We may use financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions. In general, the types of risks we attempt to hedge are those related to (i) variability of future earnings, (ii) fair values of certain debt instruments and (iii) cash flows resulting from changes in applicable interest rates, commodity prices or exchange rates. As a matter of policy, we do not use financial instruments for speculative (or “trading”) purposes.
     Interest Rate Risk Hedging Program
          The following information summarizes significant components of our interest rate risk hedging portfolio:
          Parent company. The parent company’s interest rate exposure results from its variable interest rate borrowings under its credit facility. A portion of its interest rate exposure is managed by utilizing interest rate swaps and similar arrangements, which allows the conversion of a portion of variable rate debt into fixed rate debt. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for information regarding the debt obligations of the parent company.
          The parent company had interest rate swaps outstanding at September 30, 2007 that were accounted for as cash flow hedges. These agreements had a combined notional value of $500.0 million. The aggregate fair value of these interest rate swaps at September 30, 2007 was a liability of $2.0 million.
          Enterprise Products Partners. Enterprise Products Partners’ interest rate exposure results from variable and fixed interest rate borrowings under various debt agreements, primarily those of EPO. A portion of its interest rate exposure is managed by utilizing interest rate swaps and similar arrangements, which allows the conversion of a portion of fixed rate debt into variable rate debt or a portion of variable rate debt into fixed rate debt. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statement included under Item 1 of this quarterly report for information regarding the debt obligations of EPO.
          Enterprise Products Partners had interest rate swaps outstanding at September 30, 2007 that were accounted for as fair value hedges. These agreements had a combined notional value of $1.05 billion and match the maturity dates of the underlying fixed rate debt being hedged. The aggregate fair value of these interest rate swaps at September 30, 2007 and December 31, 2006 was a liability of $19.7 million and $29.1 million, respectively.
          The following table shows the effect of hypothetical price movements on the estimated fair value (“FV”) of Enterprise Products Partners’ interest rate swap portfolio and the related change in fair value of the underlying debt at the dates indicated (dollars in thousands). Income is not affected by changes in the fair value of these swaps; however, these swaps effectively convert the hedged portion of fixed-rate debt to variable-rate debt. As a result, interest expense (and related cash outlays for debt service) will increase or decrease with the change in the periodic reset rate associated with the respective swap.

	Resulting	Swap Fair Value at
Scenario	Classification	Sept. 30, 2007	Oct. 29, 2007

FV assuming no change in underlying interest rates	Liability	$(19,720)	$(10,710)
FV assuming 10% increase in underlying interest rates	Liability	(44,353)	(33,049)
FV assuming 10% decrease in underlying interest rates	Asset	4,914	11,629
          At times, Enterprise Products Partners may enter into treasury rate lock transactions to hedge U.S. treasury rates related to its anticipated issuances of debt. A treasury lock is a specialized agreement that fixes the price (or yield) on a specific treasury security for an established period of time. A treasury lock purchaser is protected from a rise in the yield of the underlying treasury security during the lock period. Enterprise Products Partners accounts for its treasury lock transactions as cash flow hedges. The following table summarizes changes in Enterprise Products Partners’ treasury lock portfolio since December 31, 2006 (dollars in millions):

	Notional	Cash
	Amount	Gain (Loss)

Treasury lock portfolio, December 31, 2006 (1)	$562.5
First quarter of 2007 additions to portfolio (1)	437.5
Second quarter of 2007 terminations (2)	(875.0)	$42.3
Third quarter of 2007 additions to portfolio (3)	875.0
Third quarter of 2007 terminations (4)	(750.0)	6.6

Treasury lock portfolio, September 30, 2007 (5)	$250.0	$48.9

(1)	EPO entered into these transactions related to its anticipated issuances of debt in 2007.

(2)	Terminations relate to the issuance of the EPO Junior Notes B ($500.0 million) and EPO Senior Notes L ($375.0 million). Of the $42.3 million gain, $10.6 million relates to the EPO Junior Notes B and the remainder to the EPO Senior Notes L and its successor debt.

(3)	EPO entered into these transactions related to its issuance of its Senior Notes L (including its successor debt) in August 2007 ($500.0 million) and anticipated issuance of debt during the first half of 2008 ($250.0 million)

(4)	Terminations relate to the issuance of the EPO Senior Notes L and its successor debt.

(5)	The fair value of these financial instruments at September 30, 2007 was $2.9 million.
          Since September 30, 2007, Enterprise Products Partners has executed an additional $350.0 million in notional amount of treasury lock financial instruments.
          TEPPCO. TEPPCO also utilizes interest rate swap agreements to manage its cost of borrowing. TEPPCO had one interest rate swap outstanding during the quarter ended September 30, 2007 that was accounted for as a fair value hedge. This swap agreement had a notional value of $210.0 million and was set to match the maturity date of the underlying fixed rate debt being hedged. In September 2007, TEPPCO terminated this swap agreement resulting in a cash loss of $1.2 million, which will be amortized into earnings over the remaining term of the underlying debt.
          TEPPCO also has interest rate swap agreements outstanding at September 30, 2007 that were accounted for using mark-to-market accounting. These swap agreements have an aggregate notional amount of $200.0 million and mature in January 2008. The aggregate fair value of these interest rate swaps at September 30, 2007 and December 31, 2006 was an asset of $0.6 million and $1.4 million, respectively. At October 29, 2007, these swaps had a fair value of $0.3 million.
          The following table shows the effect of hypothetical price movements on the estimated fair value of TEPPCO’s interest rate swaps at the dates indicated (dollars in thousands).

	Resulting	Swap Fair Value at
Scenario	Classification	Sept. 30, 2007	Oct. 29, 2007

FV assuming no change in underlying interest rates	Asset	$609,878	$251,732
FV assuming 10% increase in underlying interest rates	Asset	871,198	251,732
FV assuming 10% decrease in underlying interest rates	Asset	348,559	251,732
          TEPPCO also utilizes treasury locks to hedge the underlying U.S. treasury rate related to its anticipated issuances of debt. In May 2007, TEPPCO terminated treasury locks having an aggregate

$300.0 million in notional value in connection with the anticipated issuance of debt. The termination of the treasury locks resulted in a cash gain of $1.4 million, which will be amortized to earnings over the fixed term of TEPPCO’s junior subordinated notes, which is ten years. In mid-2007, TEPPCO executed treasury locks having a notional amount of $400.0 million that extend through January 2008. TEPPCO accounts for these financial instruments as cash flow hedges. At September 30, 2007, the fair value of TEPPCO’s treasury locks outstanding was a liability of $2.6 million.
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
          At September 30, 2007 and December 31, 2006, Enterprise Products Partners had a limited number of commodity financial instruments in its portfolio, which primarily consisted of cash flow hedges. The fair value of its commodity financial instrument portfolio at September 30, 2007 and December 31, 2006 was a liability of $23.4 million and $3.2 million, respectively. During the three and nine months ended September 30, 2007, Enterprise Products Partners recorded an expense of $10.5 million and $11.9 million, respectively, related to its commodity financial instruments. During the three and nine months ended September 30, 2006 Enterprise Products Partners recorded $7.8 million and $2.4 million, respectively, of expense related to its commodity financial instruments.
          Enterprise Products Partners assesses the risk of its commodity financial instrument portfolio using a sensitivity analysis model. The sensitivity analysis applied to this portfolio measures the potential income or loss (i.e., the change in fair value of the portfolio) based upon a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at selected dates. The following table shows the effect of hypothetical price movements on the estimated fair value of this portfolio at the dates shown (dollars in thousands):

	Resulting	Portfolio Fair Value at
Scenario	Classification	Sept. 30, 2007	Oct. 29, 2007

FV assuming no change in underlying commodity prices	Liability	$(23,392)	$(21,765)
FV assuming 10% increase in underlying commodity prices	Liability	(10,839)	(12,724)
FV assuming 10% decrease in underlying commodity prices	Liability	(35,945)	(30,805)
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
          At September 30, 2007 and December 31, 2006, TEPPCO had a limited number of commodity derivatives that were accounted for as cash flow hedges. These financial instruments had a minimal impact on TEPPCO’s earnings. The fair value of the open positions at September 30, 2007 and December 31, 2006 was a liability $2.7 million and an asset of $0.7 million, respectively.

     Foreign Currency Hedging Program — Enterprise Products Partners
          Enterprise Products Partners owns an NGL marketing business located in Canada and has entered into construction agreements where payments are indexed to the Canadian dollar. As a result, Enterprise Products Partners could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar. Enterprise Products Partners attempts to hedge this risk by using foreign exchange purchase contracts to fix the exchange rate. Enterprise Products Partners uses mark-to-market accounting for those foreign exchange contracts associated with its Canadian NGL marketing business. The duration of these contracts is typically one month. At September 30, 2007, $1.1 million of these exchange contracts were outstanding, all of which expired in October 2007. The foreign exchange contracts associated with Enterprise Products Partners’ construction activities are accounted for using hedge accounting. At September 30, 2007, the fair value of these contracts was $2.9 million. These contracts settle through May 2008.
Item 4. Controls and Procedures.
          Our management, with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”) of EPE Holdings, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, the CEO and CFO of EPE Holdings have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) are effective at a reasonable assurance level.
          There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
          Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
          The certifications of our general partner’s CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as exhibits to this quarterly report on Form 10-Q.
PART II. OTHER INFORMATION.
Item 1. Legal Proceedings.
          See Part I, Item 1, Financial Statements, Note 15,“Commitments and Contingencies - Litigation,” of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.
Item 1A. Risk Factors.
          In light of our recent acquisition of ownership interests in TEPPCO, Energy Transfer Equity and their respective general partners, we have restated our risk factors to include these new investments. For a detailed discussion of our restated risk factors, please read Part II, Item 1A, Risk Factors, included in our quarterly report on Form 10-Q for the period ended June 30, 2007, which is incorporated herein by reference.

          In addition to the foregoing risk factors that are incorporated by reference into this Form 10-Q, the following are certain updated risk factors that have been provided by Energy Transfer Equity in its most recent periodic report on Form 10-K for its fiscal year ended August 31, 2007. These risk factors may affect our investment in Energy Transfer Equity and its general partner:
The FERC and CFTC are pursuing legal actions against ETP relating to certain natural gas trading and transportation activities, and related third party claims have been filed against Energy Transfer Equity and ETP.
          On July 26, 2007, the Federal Energy Regulatory Commission (the “FERC”) issued to ETP an Order to Show Cause and Notice of Proposed Penalties (the “Order and Notice”) that contains allegations that ETP violated FERC rules and regulations. The FERC has alleged that ETP engaged in manipulative or improper trading activities in the Houston Ship Channel, primarily on two dates during the fall of 2005 following the occurrence of Hurricanes Katrina and Rita, as well as on eight other dates from December 2003 though August 2005, in order to benefit financially from ETP’s commodities derivatives positions and from certain of its index-priced physical gas purchases in the Houston Ship Channel. The FERC has alleged that during these periods ETP violated the FERC’s then-effective Market Behavior Rule 2, an anti-market manipulation rule promulgated by FERC under authority of the Natural Gas Act (“NGA”). ETP allegedly violated this rule by artificially suppressing prices that were included in the Platts Inside FERC Houston Ship Channel index, published by the McGraw — Hill Companies, on which the pricing of many physical natural gas contracts and financial derivatives are based.
          Additionally, the FERC has alleged that ETP manipulated daily prices at the Waha Hub in west Texas on certain dates in December 2005. The FERC’s action against ETP also includes allegations related to ETP’s Oasis pipeline, an intrastate pipeline that transports natural gas between the Waha Hub and the Katy Hub near Houston, Texas. The Oasis pipeline also transports interstate natural gas pursuant to Natural Gas Policy Act (“NGPA”) Section 311 authority, and subject to FERC-approved rates, terms and conditions of service. The allegations related to the Oasis pipeline include claims that the Oasis pipeline violated NGPA regulations from January 26, 2004 through June 30, 2006 by granting undue preference to its affiliates for interstate NGPA Section 311 pipeline service to the detriment of similarly situated non-affiliated shippers and by charging in excess of the FERC-approved maximum lawful rate for interstate NGPA Section 311 transportation. The FERC also seeks to revoke, for a period of 12 months, ETP’s blanket marketing authority for sales of natural gas in interstate commerce at negotiated rates, which activity is expected to account for approximately 1.0% of ETP’s operating income for its 2007 fiscal year. If the FERC is successful in revoking ETP’s blanket marketing authority, ETP’s sales of natural gas at market-based rates would be limited to sales of natural gas to retail customers (such as utilities and other end-users) and sales from its own production, and any other sales of natural gas by ETP would be required to be made at prices that would be subject to FERC approval.
          Also on July 26, 2007, the United States Commodity Futures Trading Commission (the “CFTC”) filed suit in United States District Court for the Northern District of Texas alleging that ETP violated provisions of the Commodity Exchange Act by attempting to manipulate natural gas prices in the Houston Ship Channel. It is alleged that such manipulation was attempted during the period from late September through early December 2005 to allow ETP to benefit financially from ETP’s commodities derivatives positions.
          In its Order and Notice, the FERC is seeking $70.1 million in disgorgement of profits, plus interest, and $97.5 million in civil penalties relating to these matters. The FERC ordered ETP to show cause why the allegations against ETP made in the Order and Notice are not true. ETP filed its response to the Order and Notice with the FERC on October 9, 2007, which response refuted the FERC’s claims and requested a dismissal of the FERC proceeding. The FERC has taken the position that, once it receives ETP’s response, it has several options as to how to proceed, including issuing an order on the merits, requesting briefs, or setting specified issues for a trial-type hearing before an administrative law judge. In its lawsuit, the CFTC is seeking civil penalties of $130,000 per violation, or three times the profit gained from each violation, and other ancillary relief. The CFTC has not specified the number of alleged violations or the amount of alleged profit related to the matters specified in its complaint. On October 15, 2007, ETP filed a motion to dismiss in the United State District Court for the Northern District of Texas on the basis that the CFTC has not stated a valid cause of action under the Commodity Exchange Act.
          It is ETP’s position that its trading and transportation activities during the periods at issue complied in all material respects with applicable laws and regulations, and ETP intends to contest these cases vigorously. However, the laws and regulations related to alleged market manipulation are vague, subject to broad interpretation, and offer little guiding precedent, while at the same time the FERC and CFTC hold substantial enforcement authority. At this time, neither Energy Transfer Equity nor ETP is able to predict the final outcome of these matters.
          In addition to the FERC and CFTC legal actions, it is also possible that third parties will assert claims against ETP and ETE for damages related to these matters, which parties could include natural gas producers, royalty owners, taxing authorities, and parties to physical natural gas contracts and financial derivatives based on the Platts Inside FERC Houston Ship Channel index during the periods in question. In this regard, two natural gas producers have initiated legal proceedings against ETP and ETE for claims related to the FERC and CFTC claims. One of the producers has brought suit in Texas state court against ETP and ETE based on contractual and tort claims relating to alleged manipulation of natural gas prices at the Waha Hub in West Texas and the Houston Ship Channel and is seeking unspecified direct, indirect, consequential and punitive damages. The second producer has brought suit in Texas state court against ETP and ETE based on contract and tort claims relating to a natural gas purchase contract to which ETP and this producer are parties. This producer seeks unspecified damages and requests pre-arbitration discovery of information related to ETP’s activities prior to further pursuing a claim for manipulation of natural gas prices in the Houston Ship Channel. The producer also seeks to intervene in the FERC proceeding, alleging that it is entitled to a FERC-ordered refund of $5.9 million, plus interest and costs. In addition, a plaintiff has filed a putative class action against ETP in the United States District Court for the Southern District of Texas. This suit alleges that ETP unlawfully manipulated the price of natural gas futures and options contracts on the New York Mercantile Exchange, or NYMEX, in violation of the Commodity Exchange Act, that ETP has the market power to manipulate index prices, and that ETP used this market power to artificially depress the index prices at major natural gas trading hubs, including the Houston Ship Channel, Waha, and Permian hubs, in order to benefit ETP’s natural gas physical and financial trading positions. The suit alleges that this unlawful depression of index prices by ETP manipulated the NYMEX prices for natural gas futures and options contracts to artificial levels between December 29, 2003 and December 31, 2005, causing unspecified damages to plaintiff and all others who purchased and/or sold natural gas futures and options contracts on NYMEX during that period.
          Energy Transfer Equity and ETP are expensing the legal fees, consultants’ fees and related expenses relating to these matters in the periods in which such expenses are incurred. In addition, Energy Transfer Equity’s and ETP’s existing accruals for litigation and contingencies include an accrual related to these matters. At this time, Energy Transfer Equity and ETP are unable to predict the outcome of these matters; however, it is possible that the amount ETP becomes obligated to pay as a result of the final resolution of these matters, whether on a negotiated settlement basis or otherwise, will exceed the amount of Energy Transfer Equity’s and ETP’s existing accrual related to these matters. In accordance with applicable accounting standards, Energy Transfer Equity and ETP will review the amount of its accrual related to these matters as developments related to these matters occur and Energy Transfer Equity and ETP will adjust their accrual if they determine that it is probable that the amount ETP may ultimately become obligated to pay as a result of the final resolution of these matters is greater than the amount of Energy Transfer Equity’s or ETP’s existing accrual for these matters. As Energy Transfer Equity’s and ETP’s accrual amounts are non-cash, any cash payment of an amount in resolution of these matters would likely be made from cash from operations or borrowings, which payments would reduce Energy Transfer Equity’s and ETP’s cash available for distributions either directly or as a result of increased principal and interest payments necessary to service any borrowings incurred to finance such payments. If these payments are substantial, Energy Transfer Equity and ETP may experience a material adverse impact on results of operations, cash available for distribution and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          In May 2007, we issued an aggregate of 14,173,304 Class B units and 16,000,000 Class C units to DFI and DFIGP in connection with their contribution of 4,400,000 common units representing limited partner interest of TEPPCO and 100% of the general partner interest of TEPPCO GP (including related IDRs). On July 12, 2007, all of the outstanding 14,173,304 Class B units were converted into Units on a one-to-one basis.
          We did not repurchase any of our units during the three and nine months ended September 30, 2007.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
          None.
Item 5. Other Information.
          None.
Item 6. Exhibits.

Exhibit
Number	Exhibit*

2.1	Securities Purchase Agreement, dated as of May 7, 2007, by and among Enterprise GP Holdings L.P., Natural Gas Partners VI, L.P., Ray C. Davis, Avatar Holdings, LLC, Avatar Investments, LP, Lon Kile, MHT Properties, Ltd., P. Brian Smith Holdings, LP., and LE GP, LLC (incorporated by reference to Exhibit 10.1 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

2.2	Securities Purchase Agreement, dated as of May 7, 2007, by and among Enterprise GP Holdings L.P., DFI GP Holdings L.P. and Duncan Family Interests, Inc. (incorporated by reference to Exhibit 10.4 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

3.1	First Amended and Restated Agreement of Limited Partnership of Enterprise GP Holdings L.P., dated as of August 29, 2005 (incorporated by reference to Exhibit 3.1 to Enterprise GP Holdings’ Form 10-Q filed November 4, 2005).

3.2	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Enterprise GP Holdings L.P., dated as of May 7, 2007 (incorporated by reference to Exhibit 3.1 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

3.3 #	Third Amended and Restated Limited Liability Company Agreement of EPE Holdings, LLC, dated as of November 7, 2007.

3.4	Certificate of Limited Partnership of Enterprise GP Holdings L.P. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Enterprise GP Holdings’ Form S-1 Registration Statement, Reg. No. 333-124320, filed July 21, 2005).

3.5	Certificate of Formation of EPE Holdings, LLC (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Enterprise GP Holdings’ Form S-1 Registration Statement, Reg. No. 333-124320, filed July 21, 2005).

3.6	Fifth Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P., dated effective as of August 8, 2005 (incorporated by reference to Exhibit 3.1 to Enterprise Products Partners’ Form 8-K filed August 10, 2005).

3.7	Fifth Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, dated as of November 7, 2007 (incorporated by reference to Exhibit 3.2 to Enterprise Products Partners’ Form 10-Q filed November 9, 2007).

3.8	Amended and Restated Limited Liability Company Agreement of Texas Eastern Products

Exhibit
Number	Exhibit*

Pipeline Company, LLC dated May 7, 2007 (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (commission File No. 1-10403) filed on May 10, 2007).

3.9	Fourth Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated December 8, 2006 (Filed as Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on December 13, 2006).

4.1	Specimen Unit certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Enterprise GP Holdings’ Form S-1 Registration Statement, Reg. No. 333-124320, filed August 11, 2005).

4.2	Registration Rights Agreement dated as of July 17, 2007 by and among Enterprise GP Holdings L.P. and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Enterprise GP Holdings’ Form 8-K filed on July 12, 2007).

4.3	Second Amended and Restated Credit Agreement, dated as of May 1, 2007, by and among Enterprise GP Holdings L.P., as Borrower, the Lenders named therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent, Citibank, N.A., as Issuing Bank, and The Bank of Nova Scotia, Sun Trust Bank and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (incorporated by reference to Exhibit 10.5 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

4.4	Unit Purchase Agreement dated as of July 13, 2007 by and among Enterprise GP Holdings L.P., EPE Holdings, LLC and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 18, 2007).

4.5	Registration Rights Agreement dated as of July 17, 2007 by and among Enterprise GP Holdings L.P. and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 18, 2007).

31.1 #	Sarbanes-Oxley Section 302 certification of Dr. Ralph S. Cunningham for Enterprise GP Holdings L.P. with respect to the September 30, 2007 Quarterly Report on Form 10-Q.

31.2 #	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise GP Holdings L.P. with respect to the September 30, 2007 Quarterly Report on Form 10-Q.

32.1 #	Section 1350 certification of Dr. Ralph S. Cunningham for the September 30, 2007 Quarterly Report on Form 10-Q.

32.2 #	Section 1350 certification of W. Randall Fowler for the September 30, 2007 Quarterly Report on Form 10-Q.

*	With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners, Duncan Energy Partners and TEPPCO are 1-14323, 1-33266 and 1-10403, respectively.

#	Filed with this report.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas on November 9, 2007.

ENTERPRISE GP HOLDINGS L.P. (A Delaware Limited Partnership)

By:	EPE Holdings, LLC, as General Partner

By:	/s/ Michael J. Knesek

Name:	Michael J. Knesek
Title:	Senior Vice President, Controller and Principal Accounting Officer of the General Partner

Index to Exhibits

Exhibit
Number	Exhibit*

2.1	Securities Purchase Agreement, dated as of May 7, 2007, by and among Enterprise GP Holdings L.P., Natural Gas Partners VI, L.P., Ray C. Davis, Avatar Holdings, LLC, Avatar Investments, LP, Lon Kile, MHT Properties, Ltd., P. Brian Smith Holdings, LP., and LE GP, LLC (incorporated by reference to Exhibit 10.1 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

2.2	Securities Purchase Agreement, dated as of May 7, 2007, by and among Enterprise GP Holdings L.P., DFI GP Holdings L.P. and Duncan Family Interests, Inc. (incorporated by reference to Exhibit 10.4 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

3.1	First Amended and Restated Agreement of Limited Partnership of Enterprise GP Holdings L.P., dated as of August 29, 2005 (incorporated by reference to Exhibit 3.1 to Enterprise GP Holdings’ Form 10-Q filed November 4, 2005).

3.2	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Enterprise GP Holdings L.P., dated as of May 7, 2007 (incorporated by reference to Exhibit 3.1 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

3.3 #	Third Amended and Restated Limited Liability Company Agreement of EPE Holdings, LLC, dated as of November 7, 2007.

3.4	Certificate of Limited Partnership of Enterprise GP Holdings L.P. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Enterprise GP Holdings’ Form S-1 Registration Statement, Reg. No. 333-124320, filed July 21, 2005).

3.5	Certificate of Formation of EPE Holdings, LLC (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Enterprise GP Holdings’ Form S-1 Registration Statement, Reg. No. 333-124320, filed July 21, 2005).

3.6	Fifth Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P., dated effective as of August 8, 2005 (incorporated by reference to Exhibit 3.1 to Enterprise Products Partners’ Form 8-K filed August 10, 2005).

3.7	Fifth Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, dated as of November 7, 2007 (incorporated by reference to Exhibit 3.2 to Enterprise Products Partners’ Form 10-Q filed November 9, 2007).

3.8	Amended and Restated Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC dated May 7, 2007 (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (commission File No. 1-10403) filed on May 10, 2007).

3.9	Fourth Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated December 8, 2006 (Filed as Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on December 13, 2006).

4.1	Specimen Unit certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Enterprise GP Holdings’ Form S-1 Registration Statement, Reg. No. 333-124320, filed August 11, 2005).

4.2	Registration Rights Agreement dated as of July 17, 2007 by and among Enterprise GP Holdings L.P. and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Enterprise GP Holdings’ Form 8-K filed on July 12, 2007).

4.3	Second Amended and Restated Credit Agreement, dated as of May 1, 2007, by and among Enterprise GP Holdings L.P., as Borrower, the Lenders named therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent, Citibank, N.A., as Issuing Bank, and The Bank of Nova Scotia, Sun Trust Bank and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (incorporated by reference to Exhibit 10.5 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

4.4	Unit Purchase Agreement dated as of July 13, 2007 by and among Enterprise GP Holdings L.P., EPE Holdings, LLC and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 18, 2007).

4.5	Registration Rights Agreement dated as of July 17, 2007 by and among Enterprise GP Holdings L.P. and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 8-K

Exhibit
Number	Exhibit*

filed on July 18, 2007).

31.1 #	Sarbanes-Oxley Section 302 certification of Dr. Ralph S. Cunningham for Enterprise GP Holdings L.P. with respect to the September 30, 2007 Quarterly Report on Form 10-Q.

31.2 #	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise GP Holdings L.P. with respect to the September 30, 2007 Quarterly Report on Form 10-Q.

32.1 #	Section 1350 certification of Dr. Ralph S. Cunningham for the September 30, 2007 Quarterly Report on Form 10-Q.

32.2 #	Section 1350 certification of W. Randall Fowler for the September 30, 2007 Quarterly Report on Form 10-Q.

*	With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners, Duncan Energy Partners and TEPPCO are 1-14323, 1-33266 and 1-10403, respectively.

#	Filed with this report.