Form 10-K
period 2007-12-31
Enterprise GP Holdings L.P.
filed 2008-02-29
CIK 1324592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The aggregate market value of Units of Enterprise GP Holdings L.P. (“EPE”) held by non-affiliates at June 30, 2007, based on the closing price of such equity securities in the daily composite list for transactions on the New York Stock Exchange on June 30, 2007, was approximately $446.9 million. This figure excludes units beneficially owned by certain affiliates, including (i) Dan L. Duncan, (ii) the Employee Partnerships and (iii) certain trusts established for the benefit of Mr. Duncan’s family. At February 1, 2008, we had the following limited partner interests outstanding: (i) 123,191,640 registered Units that trade on the New York Stock Exchange under the ticker symbol “EPE” and (ii) 16,000,000 Class C Units.

ENTERPRISE GP HOLDINGS L.P.

SIGNIFICANT RELATIONSHIPS REFERENCED
IN THIS ANNUAL REPORT
     Unless the context requires otherwise, references to “we,” “us,” “our,” or “the Partnership” are intended to mean the business and operations of Enterprise GP Holdings L.P. and its consolidated subsidiaries.
     References to “the Parent Company” mean Enterprise GP Holdings L.P., individually as the parent company, and not on a consolidated basis. The Parent Company is owned 99.99% by its limited partners and 0.01% by its general partner, EPE Holdings, LLC (“EPE Holdings”). EPE Holdings is a wholly owned subsidiary of Dan Duncan, LLC, the membership interests of which are owned by Dan L. Duncan.
     References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.” References to “EPGP” refer to Enterprise Products GP, LLC, which is the general partner of Enterprise Products Partners. Enterprise Products Partners has no business activities outside those conducted by its operating subsidiary, Enterprise Products Operating LLC (“EPO”). EPGP is owned by the Parent Company.
     References to “Duncan Energy Partners” mean Duncan Energy Partners L.P., which is a consolidated subsidiary of EPO. Duncan Energy Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.” References to “DEP GP” mean DEP Holdings, LLC, which is the general partner of Duncan Energy Partners.
     References to “TEPPCO” mean TEPPCO Partners, L.P., a publicly traded affiliate, the common units of which are listed on the NYSE under the ticker symbol “TPP.” References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO. TEPPCO GP is owned by the Parent Company.
     References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries, which includes Energy Transfer Partners, L.P. (“ETP”). Energy Transfer Equity is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “ETE.” The general partner of Energy Transfer Equity is LE GP, LLC (“LE GP”). On May 7, 2007, the Parent Company acquired non-controlling interests in both Energy Transfer Equity and LE GP.
     References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”) and EPE Unit III, L.P. (“EPE Unit III”), collectively, which are private company affiliates of EPCO, Inc. See Note 25 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding the formation of Enterprise Unit L.P. in February 2008.
     References to “MLP Entities” mean Enterprise Products Partners, TEPPCO and Energy Transfer Equity.
     References to “Controlled Entities” mean Enterprise Products Partners and TEPPCO.
     References to “Controlled GP Entities” mean TEPPCO GP and EPGP.
     References to “EPCO” mean EPCO, Inc. and its private company affiliates, which are related party affiliates to all of the foregoing named entities. Mr. Duncan is the Group Co-Chairman and controlling shareholder of EPCO.
     References to “DFI” mean Duncan Family Interests, Inc. and “DFIGP” mean DFI GP Holdings, L.P. DFI and DFIGP are private company affiliates of EPCO. The Parent Company acquired its ownership interests in TEPPCO and TEPPCO GP from DFI and DFIGP.

     The Parent Company, Enterprise Products Partners, EPGP, TEPPCO, TEPPCO GP, the Employee Partnerships, EPCO, DFI and DFIGP are affiliates under common control of Mr. Duncan. We do not control Energy Transfer Equity or LE GP.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     This annual report contains various forward-looking statements and information that are based on our beliefs and those of EPE Holdings, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “could,” “should,” “will,” “believe,” “may,” “potential,” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and EPE Holdings believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor EPE Holdings can give any assurances that such expectations will prove to be correct. Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A of this annual report. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements.
PART I
Items 1 and 2. Business and Properties.
General
     Enterprise GP Holdings L.P. is a publicly traded Delaware limited partnership, the registered limited partnership interests (the “Units”) of which are listed on the NYSE under the ticker symbol “EPE.” The current business of Enterprise GP Holdings L.P. is the ownership of general and limited partner interests of publicly traded partnerships engaged in the midstream energy industry and related businesses. Our principal executive offices are located at 1100 Louisiana, 10th Floor, Houston, Texas 77002, our telephone number is (713) 381-6500 and our website is www.enterprisegp.com.
Business Strategy
     The primary objective of the Parent Company is to increase cash available for distributions to its unitholders and, accordingly, the value of its Units. In recent years, major independent oil and gas and other energy companies have divested significant midstream assets. In addition, there has been significant demand for the development of new midstream energy infrastructure to meet the needs of producers and consumers of natural gas, natural gas liquids (“NGLs”), crude oil and refined products. Finally, there have been several transactions involving the sale of general partner interests in publicly traded partnerships. These trends are generally expected to continue. The Parent Company seeks to capitalize on these trends by:
▪	managing the entities that it controls (e.g. Enterprise Products Partners and TEPPCO) for the successful execution of their respective business activities, operations and strategies;

▪	evaluating opportunities to acquire general partner interests and associated incentive distribution rights (“IDRs”) and related limited partner interests in publicly traded partnerships (e.g. Energy Transfer Equity and LE GP); and

▪	evaluating opportunities to acquire assets and businesses in accordance with business opportunity agreements.

Recent Developments
     For information regarding our recent developments, see “Recent Developments” included under Item 7 of this annual report, which is incorporated by reference into this Item 1 and 2 section.
Basis of Presentation
     In accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and various other accounting standard-setting organizations, our general purpose financial statements reflect the consolidation of the financial statements of businesses that we control through the ownership of general partner interests (e.g. Enterprise Products Partners and TEPPCO). Our general purpose consolidated financial statements present those investments in which we do not have a controlling interest as unconsolidated affiliates (e.g. Energy Transfer Equity and LE GP). To the extent that Enterprise Products Partners and TEPPCO reflect investments in unconsolidated affiliates in their respective consolidated financial statements, such investments will also be reflected as such in our general purpose financial statements unless subsequently consolidated by us due to common control considerations (e.g. Jonah Gas Gathering Company). Also, minority interest presented in our financial statements reflects third-party and related party ownership of our consolidated subsidiaries, which include the third-party and related party unitholders of Enterprise Products Partners, TEPPCO and Duncan Energy Partners other than the Parent Company. Unless noted otherwise, our discussions and analysis in this annual report are presented from the perspective of our consolidated businesses and operations.
     In order for the unitholders of Enterprise GP Holdings L.P. and others to more fully understand the Parent Company’s business activities and financial statements on a standalone basis, certain sections of this annual report include information devoted exclusively to the Parent Company apart from that of our consolidated Partnership. A key difference between the non-consolidated Parent Company financial information and those of our consolidated partnership is that the Parent Company views each of its investments (e.g. Enterprise Products Partners, TEPPCO and Energy Transfer Equity) as unconsolidated affiliates and records its share of the net income of each as equity earnings in the Parent Company income information. In accordance with U.S. generally accepted accounting principles (“GAAP”), we eliminate such equity earnings in the preparation of our consolidated Partnership financial statements.
Segment Discussion
     Our investing activities are organized into business segments that reflect how the Chief Executive Officer of our general partner (i.e., our chief operating decision maker) routinely manages and reviews the financial performance of the Parent Company’s investments. We evaluate segment performance based on operating income. On a consolidated basis, we have three reportable business segments:
▪	Investment in Enterprise Products Partners — Reflects the consolidated operations of Enterprise Products Partners and its general partner, EPGP.

▪	Investment in TEPPCO — Reflects the consolidated operations of TEPPCO and its general partner, TEPPCO GP. This segment also includes the assets and operations of Jonah Gas Gathering Company (“Jonah”).

▪	Investment in Energy Transfer Equity — Reflects the Parent Company’s investments in Energy Transfer Equity and its general partner, LE GP. These investments were acquired in May 2007. The Parent Company accounts for these non-controlling investments using the equity method of accounting.
     Each of the respective general partners of Enterprise Products Partners, TEPPCO and Energy Transfer Equity have separate operating management and boards of directors, with each board having at least three independent directors. We control Enterprise Products Partners and TEPPCO through our ownership of their respective general partners. We do not control Energy Transfer Equity or its general partner.

     TEPPCO and Enterprise Products Partners are joint venture partners in Jonah, which owns a natural gas gathering system (the “Jonah system”) located in southwest Wyoming. Within their respective financial statements, Enterprise Products Partners and TEPPCO account for their individual ownership interests in Jonah using the equity method of accounting. As a result of common control at the Parent Company level, Jonah is a consolidated subsidiary of the Parent Company. For financial reporting purposes, management elected to classify the assets and results of operations from Jonah within our Investment in TEPPCO segment.
     The following sections present an overview of our business segments, including information regarding the principal products produced, services rendered, seasonality, competition and regulation. Our results of operations and financial condition are subject to a variety of risks. For information regarding our key risk factors, see Item 1A of this annual report.
     Our business activities are subject to various federal, state and local laws and regulations governing a wide variety of topics, including commercial, operational, environmental, safety and other matters. For a discussion of the principal effects such laws and regulations have on our business, see “Regulation” and “Environmental and Safety Matters” included within this Item 1 and 2 section.
     As generally used in the energy industry and in this document, the identified terms have the following meanings:

/d	= per day
BBtus	= billion British thermal units
Bcf	= billion cubic feet
MBPD	= thousand barrels per day
MMBbls	= million barrels
MMBtus	= million British thermal units
MMcf	= million cubic feet
Mcf	= thousand cubic feet
Financial Information by Business Segment
     Financial information for each of our reportable business segments is presented in Note 4 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report. Such financial information is incorporated by reference into this Item 1 and 2 section.
Our Major Customers
     Our consolidated revenues are derived from a wide customer base. During 2007, 2006 and 2005, our largest customer was Valero Energy Corporation and its affiliates, which accounted for 8.9%, 9.3% and 8.4%, respectively, of our consolidated revenues.
Investment in Enterprise Products Partners
     This segment reflects the consolidated business activities of Enterprise Products Partners and its general partner, EPGP. The Parent Company owns 13,454,498 common units of Enterprise Products Partners and 100% of the membership interests of EPGP. As a result of the Parent Company’s ownership of EPGP and common control considerations, the Parent Company consolidates Enterprise Products Partners and EPGP for financial reporting purposes.
     EPGP
     The business purpose of EPGP is to manage the affairs and operations of Enterprise Products Partners. EPGP has no separate business activities outside those conducted by Enterprise Products Partners. Through its ownership of EPGP, the Parent Company benefits from the IDRs held by EPGP.

     EPGP is entitled to 2% of the cash distributions paid by Enterprise Products Partners as well as the associated IDRs of Enterprise Products Partners. EPGP’s percentage interest in Enterprise Products Partners’ quarterly cash distributions is increased through its ownership of the associated IDRs of Enterprise Products Partners, after certain specified target levels of distribution rates are met by Enterprise Products Partners. EPGP’s quarterly general partner and associated incentive distribution thresholds are as follows:
▪	2% of quarterly cash distributions up to $0.253 per unit paid by Enterprise Products Partners;

▪	15% of quarterly cash distributions from $0.253 per unit up to $0.3085 per unit paid by Enterprise Products Partners; and

▪	25% of quarterly cash distributions that exceed $0.3085 per unit paid by Enterprise Products Partners.
     For information regarding distributions received by the Parent Company from its general and limited partner interests in Enterprise Products Partners, see “Liquidity and Capital Resources — Parent Company” included under Item 7 of this annual report.
     Enterprise Products Partners
     Enterprise Products Partners is a publicly traded North American midstream energy company providing a wide range of services to producers and consumers of natural gas, NGLs, crude oil, and certain petrochemicals. In addition, Enterprise Products Partners is an industry leader in the development of pipeline and other midstream energy infrastructure in the continental United States and Gulf of Mexico.
     Enterprise Products Partners operates in four business lines: (i) NGL Pipelines & Services; (ii) Onshore Natural Gas Pipelines & Services; (iii) Offshore Pipelines & Services; and (iv) Petrochemical Services. The following sections summarize the activities and principal properties of each of these business lines.
     NGL Pipelines & Services. This business line includes Enterprise Products Partners’ natural gas processing business and related NGL marketing activities, NGL pipelines, NGL and related product storage facilities and NGL fractionation facilities. This business line also includes Enterprise Products Partners’ import and export terminals.
     Enterprise Products Partners’ natural gas processing business consists of 26 processing plants located in Colorado, Louisiana, Mississippi, New Mexico, Texas and Wyoming having a combined gross gas processing capacity of approximately 15.5 Bcf/d (8.4 Bcf/d net to Enterprise Products Partners’ interest). These plants remove mixed NGLs from raw natural gas streams, thus enabling the natural gas to meet transmission pipeline and commercial quality specifications. After extraction, mixed NGLs are transported to a fractionation facility for separation into purity NGL products such as ethane, propane, normal butane, isobutane and natural gasoline. Purity NGL products are used as raw materials by the petrochemical industry, feedstocks by refiners in the production of motor gasoline and by industrial and residential users as fuel. When operating and extracting costs incurred by natural gas processing plants are higher than the incremental value of the NGL products that would be extracted from a raw natural gas stream, the recovery levels of certain NGL products, principally ethane, may be reduced or eliminated. This leads to a reduction in NGL volumes available for transportation, fractionation and marketing.
     Through its NGL marketing activities, Enterprise Products Partners sells mixed and purity NGL products on spot and forward markets to meet contractual requirements. A significant portion of Enterprise Products Partners’ revenues are attributable to its NGL marketing activities. For the years ended December 31, 2007, 2006 and 2005, the sale of NGL products accounted for 70%, 68% and 67%, respectively, of Enterprise Products Partners’ revenues. The results of operations from Enterprise Products Partners’ natural gas processing business depend on processing spreads (i.e., the difference between (i) operating and extracting costs of the facility and (ii) either the processing fee charged or NGL sales price realized). Likewise, the results of operations of Enterprise Products Partners’ NGL marketing business depend on the margin between the cost of NGLs acquired and sales prices realized.
     Enterprise Products Partners’ NGL pipeline, storage and terminalling operations include 13,758 miles of NGL pipelines, 154.9 million barrels of underground NGL and related product storage working capacity and two import/export facilities. In general, Enterprise Products Partners’ NGL pipelines transport mixed NGLs and other hydrocarbons to fractionation plants; distribute and collect NGL products for petrochemical plants and refineries; and deliver propane to customers. Enterprise Products Partners’ NGL and related product underground storage wells are an integral part of its operations and are used to store its own product and those of customers.
     Enterprise Products Partners’ most significant NGL pipeline is the 7,808-mile Mid-America Pipeline System. This regulated NGL pipeline system operates in thirteen states and consists of three primary segments: the 2,785-mile Rocky Mountain pipeline, the 2,771-mile Conway North pipeline and the 2,252-mile Conway South pipeline. The Rocky Mountain pipeline transports mixed NGLs from the Rocky Mountain Overthrust and San Juan Basin areas to the Hobbs hub located on the Texas-New Mexico border. The Conway North segment links the NGL hub at Conway, Kansas to refineries, petrochemical plants and propane markets in the upper Midwest. The Conway North segment has access to NGL supplies from Canada’s Western Sedimentary Basin through third-party pipeline connections. The Conway South pipeline connects the Conway hub with Kansas refineries and transports NGLs from Conway, Kansas to the Hobbs hub. The Mid-America Pipeline System connects at the Hobbs hub with the 1,342-mile Seminole Pipeline, which is 90% owned by Enterprise Products Partners. The Seminole Pipeline is a regulated pipeline that transports NGLs from the Hobbs hub and the Permian Basin to markets in southeast Texas. Enterprise Products Partners also owns a 74.2% interest in the 1,371-mile Dixie Pipeline, which is a regulated propane pipeline extending from southeast Texas and Louisiana to markets in the southeastern United States.
     The results of operations from Enterprise Products Partners’ NGL pipelines are generally dependent upon the volume of product transported and the level of fees charged to customers. The transportation fees charged under these arrangements are either contractual or regulated by governmental agencies, including the Federal Energy Regulatory Commission (“FERC”). Typically, Enterprise Products Partners does not take title to the products transported in its NGL pipelines; rather, the shipper retains title and the associated commodity price risk.
     Enterprise Product Partners’ most significant NGL and related product storage facility is located in Mont Belvieu, Texas, which is a key hub of the domestic and international NGL industry. This facility consists of 33 underground caverns with an aggregate storage capacity of approximately 100 MMBbls, a brine system with approximately 20 MMBbls of above-ground storage pit capacity and two brine production wells. This facility stores and delivers NGLs and certain petrochemical products for industrial customers located along the upper Texas Gulf Coast. Enterprise Products Partners’ other NGL and related product storage facilities are located primarily in Louisiana and Mississippi. The results of operations from Enterprise Products Partners’ NGL and related product storage operations are dependent upon the level of capacity reserved by customers, the volume of product injected and withdrawn from the storage facilities and the level of fees charged.
     Enterprise Products Partners owns or has interests in eight NGL fractionation facilities located in Texas and Louisiana that separate mixed NGLs into purity NGL products. Extraction of mixed NGLs by gas processing plants represent the largest source of mixed NGLs fractionated by Enterprise Products Partners. Enterprise Products Partners’ most significant NGL fractionation facility is located in Mont Belvieu, Texas and has a total plant fractionation capacity of 230 MBPD (178 MBPD net to Enterprise Products Partners’ interest). This facility fractionates mixed NGLs from several major NGL supply basins in North America including the Mid-Continent, Permian Basin, San Juan Basin, Rocky Mountain Overthrust, East Texas and the U.S. Gulf Coast. The results of operations from Enterprise Products Partners’ NGL fractionation business are dependent upon the volume of mixed NGLs fractionated and either the level of fractionation fees charged (under fee-based contracts) or the value of NGLs received (under percent-of-liquids arrangements).
     Enterprise Products Partners’ natural gas processing and NGL fractionation operations exhibit little to no seasonal variation. Results of operations from Enterprise Products Partners’ NGL pipelines are influenced by seasonal changes in propane demand for heating. Enterprise Products Partners’ plant locations along the U.S. Gulf Coast may be affected by weather events such as hurricanes. Underground storage facilities typically experience an increase in demand for services during the spring and summer months due to an increase in feedstock storage requirements in connection with motor gasoline production and a decrease in the fall and winter months when propane inventories are drawn to meet heating demand. Import terminal volumes peak during the spring and summer months and export terminal volumes are at their highest levels during the winter months.
     Enterprise Products Partners’ natural gas processing and NGL marketing activities encounter competition from fully integrated oil companies, intrastate pipeline companies, major interstate pipeline companies and their non-regulated affiliates, and independent processors. In the markets served by its NGL pipelines, Enterprise Products Partners competes with a number of intrastate and interstate liquids pipeline companies (including those affiliated with major oil, petrochemical and gas companies) and barge, rail and truck fleet operations. Enterprise Products Partners’ competitors in the NGL and related product storage business are integrated major oil companies, chemical companies and other storage and pipeline companies. The import and export terminals compete with similar facilities operated by major oil and chemical companies. Lastly, Enterprise Products Partners competes with a number of NGL fractionators in Texas, Louisiana and Kansas.
     Onshore Natural Gas Pipelines & Services. This business line includes (i) 17,758 miles of onshore natural gas pipeline systems that provide for the gathering and transmission of natural gas in Alabama, Colorado, Louisiana, Mississippi, New Mexico, Texas and Wyoming (ii) underground natural gas storage caverns located in Mississippi, Louisiana and Texas and (iii) natural gas marketing activities. The results of operations from this business line are generally dependent on the fees Enterprise Products Partners charges to transport and store natural gas. This business line also generates margins from the purchase and sale of natural gas.
     Enterprise Products Partners’ onshore natural gas pipeline systems provide for the gathering and transmission of natural gas from some of the most prolific production areas in North America, including the Barnett Shale in north Texas and Piceance Basin in Colorado. Typically, these systems receive natural gas from producers or other parties through system interconnects and redeliver the natural gas to processing facilities, local gas distribution companies, industrial or municipal customers or to other onshore pipelines. The transportation fees charged for such services are either contractual or regulated by governmental agencies, including the FERC.
     In addition to natural gas transportation services, certain of Enterprise Products Partners’ intrastate natural gas pipelines also purchase natural gas from producers and other suppliers and market such natural gas to electric utility companies, local gas distribution companies and industrial customers. Enterprise Products Partners entered the natural gas marketing business in 2001 when it acquired the Acadian Gas System. In 2007, Enterprise Products Partners initiated an expansion of its natural gas marketing business to leverage off its other natural gas pipeline assets. Enterprise Products Partners’ natural gas marketing activities generate revenues from the sale and delivery of natural gas obtained primarily from (i) its natural gas processing plants, (ii) third party well-head purchases or (iii) the open market. In general, Enterprise Products Partners’ natural gas sales contracts utilize market-based pricing and incorporate pricing differentials for factors such as delivery location. Enterprise Products Partners’ revenues from its natural gas marketing business were $1.6 billion, $1.2 billion and $1.1 billion for the years ended December 31, 2007, 2006 and 2005, respectively. We expect Enterprise Products Partners’ natural gas marketing business to continue to grow in the future.

     Enterprise Products Partners’ most significant onshore natural gas pipeline systems are its 6,106-mile Texas Intrastate System and 6,065-mile San Juan Gathering System. The Texas Intrastate System gathers and transports natural gas from supply basins in Texas (from both onshore and offshore sources) to local gas distribution companies and electric generation and industrial and municipal consumers. This system serves important natural gas producing regions and commercial markets in Texas, including Corpus Christi, the San Antonio/Austin area, the Beaumont/Orange area, the Houston area, and the Houston Ship Channel industrial market. The San Juan Gathering System serves natural gas producers in the San Juan Basin of New Mexico and Colorado. This system gathers natural gas production from approximately 10,630 wells in the San Juan Basin and delivers the gas to processing facilities.
     Enterprise Products Partners owns two underground natural gas storage caverns located in southern Mississippi that are capable of delivering in excess of 1.4 Bcf/d of natural gas (on a combined basis) into five interstate pipelines. Enterprise Products Partners also leases underground natural gas storage caverns in Texas and Louisiana. The total gross capacity of Enterprise Products Partners owned and leased natural gas storage facilities is 27.5 Bcf of natural gas.
     Typically, Enterprise Products Partners’ onshore natural gas pipelines experience higher throughput rates during the summer months as gas-fired generation facilities increase output for residential and commercial demand for electricity for air conditioning. Likewise, seasonality impacts the injections and withdrawals at Enterprise Products Partners’ natural gas storage facilities. In the winter months, natural gas is needed as fuel for residential and commercial heating and during the summer months natural gas is needed by power generation facilities to produce electricity to meet air conditioning demand.
     Within their market areas, Enterprise Products Partners’ onshore natural gas pipelines compete with other onshore natural gas pipelines on the basis of price (in terms of either transportation fees or natural gas selling prices), service and flexibility. Competition for natural gas storage is primarily based on location and ability to deliver natural gas in a timely and reliable manner.
     Offshore Pipelines & Services. This business line includes Enterprise Products Partners’ Gulf of Mexico assets consisting of (i) 1,555 miles of offshore natural gas pipelines, (ii) 914 miles of offshore crude oil pipeline systems and (iii) six multi-purpose offshore hub platforms with crude oil or natural gas processing capabilities.
     Enterprise Products Partners’ offshore natural gas pipeline systems provide for the gathering and transmission of natural gas from production developments located in the Gulf of Mexico, primarily offshore Louisiana and Texas. Typically, these systems receive natural gas from producers or other parties through system interconnects and transport the natural gas to various downstream pipelines, including major interstate transmission pipelines that access multiple markets in the eastern half of the United States. The results of operations from Enterprise Products Partners’ offshore natural gas pipelines are generally dependent on the level of fees charged to customers for the gathering and transmission of natural gas.
     Enterprise Products Partners’ most significant offshore natural gas pipeline systems are its 291-mile High Island Offshore System (“HIOS”), 172-mile Viosca Knoll Gathering System and the 134-mile Independence Trail pipeline. The HIOS pipeline system transports natural gas from producing fields located in the Galveston, Garden Banks, West Cameron, High Island and East Breaks areas of the Gulf of Mexico to the ANR pipeline system, Tennessee Gas Pipeline and the U-T Offshore System. This system includes eight pipeline junction and service platforms. This system also includes the 86-mile East Breaks System that connects the Hoover-Diana deepwater platform located in Alaminos Canyon Block 25 to the HIOS pipeline system. The Viosca Knoll Gathering System transports natural gas from producing fields located in the Main Pass, Mississippi Canyon and Viosca Knoll areas to several major interstate pipelines, including the Tennessee Gas, Columbia Gulf, Southern Natural, Transco, Dauphin Island Gathering System and Destin Pipelines. The Independence Trail pipeline transports natural gas from the Independence Hub platform (described below) to the Tennessee Gas Pipeline. Natural gas transported on the Independence Trail comes from production fields in the Atwater Valley, DeSoto Canyon, Lloyd Ridge and Mississippi Canyon areas of the Gulf of Mexico. This pipeline includes one pipeline junction platform at West Delta

68. Construction of the Independence Trail pipeline was completed during 2006 and, in July 2007, it received first production from deepwater wells connected to the Independence Hub platform.
     Enterprise Products Partners owns interests in several offshore crude oil pipeline systems located in production areas of the Gulf of Mexico. These systems receive crude oil from offshore production developments, other pipelines or shippers through system interconnects and deliver the oil to various downstream locations. Enterprise Products Partners’ most significant offshore crude oil pipeline systems are its 374-mile Cameron Highway Oil Pipeline, 372-mile Poseidon Oil Pipeline System and 67-mile Constitution Oil Pipeline. The Cameron Highway Oil Pipeline gathers crude oil production from deepwater areas of the Gulf of Mexico, primarily the South Green Canyon area, for delivery to refineries and terminals in southeast Texas. The Poseidon Oil Pipeline System gathers production from the outer continental shelf and deepwater areas of the Gulf of Mexico for delivery to onshore locations in south Louisiana. The Constitution Oil Pipeline serves the Constitution and Ticonderoga fields located in the central Gulf of Mexico. The Constitution Oil Pipeline connects with the Cameron Highway Oil Pipeline and Poseidon Oil Pipeline System at a pipeline junction platform.
     The results of operations from Enterprise Products Partners’ offshore crude oil pipelines are dependent on the level of transportation fees charged. Certain of these transportation agreements involve purchase and sale arrangements whereby Enterprise Products Partners purchases oil from shippers at various receipt points along its crude oil pipeline network for an index-based price (less a price differential) and sells the oil back to the shippers at various redelivery points at an index-based price. Net revenue recognized from such arrangements is based on the price differential per unit of volume (typically in barrels) multiplied by the volume delivered.
     Enterprise Products Partners has interests in six multi-purpose offshore hub platforms located in the Gulf of Mexico. Offshore platforms are critical components of the offshore infrastructure in the Gulf of Mexico, supporting drilling and producing operations, and therefore play a key role in the overall development of offshore oil and natural gas reserves. Platforms are used to: (i) interconnect with the offshore pipeline grid; (ii) provide an efficient means to perform pipeline maintenance; (iii) locate compression, separation, production handling and other facilities; (iv) conduct drilling operations during the initial development phase of an oil and natural gas property; and (v) process off-lease production.
     The results of operations from Enterprise Products Partners’ offshore platforms are dependent on the level of demand payments and commodity fees charged. Demand fees represent charges to customers served by the offshore platforms regardless of the volume the customer delivers to the platform. Revenues from commodity charges are based on a fixed-fee per unit of volume delivered to the platform multiplied by the total volume of each product delivered. Contracts for platform services often include both demand payments and commodity charges.
     Enterprise Products Partners’ most significant offshore platforms are Independence Hub and Marco Polo. Independence Hub is located in Mississippi Canyon Block 920. This platform processes natural gas gathered from production fields in the Atwater Valley, DeSoto Canyon, Lloyd Ridge and Mississippi Canyon areas of the Gulf of Mexico. The Independence Hub platform was successfully installed in March 2007 and began processing natural gas in July 2007. Currently, the platform is receiving approximately 900 MMcf/d of natural gas from 15 wells. The Marco Polo platform, which is located in Green Canyon Block 608, processes crude oil and natural gas production from the Marco Polo, K2, K2 North and Ghengis Khan fields located in the South Green Canyon area of the Gulf of Mexico.
     Enterprise Products Partners’ offshore operations exhibit little to no effects of seasonality; however, they may be affected by weather events such as hurricanes and tropical storms in the Gulf of Mexico.
     Within their market area, Enterprise Products Partners’ offshore natural gas and oil pipelines compete with other pipelines (both regulated and unregulated systems) primarily on the basis of price (in terms of transportation fees), available capacity and connections to downstream markets. To a limited extent, competition includes other offshore pipeline systems, built, owned and operated by producers to handle their own production and, as capacity is available, production for others. Enterprise Products Partners competes with other platform service providers on the basis of proximity and access to existing reserves and pipeline systems, as well as costs and rates.
     Petrochemical Services. This business line includes five propylene fractionation facilities, an isomerization complex, an octane additive production facility and 683 miles of petrochemical pipeline systems.
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
     Enterprise Products Partners’ propylene fractionation facilities include (i) four polymer-grade fractionation facilities located in Texas having a combined plant capacity of 87 MBPD (73 MBPD net to Enterprise Products Partners’ interest) and (ii) a chemical-grade fractionation plant located in Louisiana with a total plant capacity of 23 MPBD (7 MBPD net to Enterprise Products Partners’ interest). These operations also include 613 miles of propylene pipeline systems, an export terminal facility located on the Houston Ship Channel and petrochemical marketing activities.
     The demand for commercial isomerization services depends upon the industry’s requirements for high purity isobutane and isobutane in excess of naturally occurring isobutane produced from NGL fractionation and refinery operations. Enterprise Products Partners’ isomerization business includes three butamer reactor units and eight associated deisobutanizer units located in Mont Belvieu, Texas, which comprise the largest commercial isomerization complex in the United States. This complex has a production capacity of 116 MBPD. This business also includes a 70-mile pipeline system used to transport high-purity isobutane from Mont Belvieu, Texas to Port Neches, Texas. The isomerization facility provides processing services to meet the needs of third-party customers and Enterprise Products Partners’ other businesses, including its NGL marketing activities and octane additive production facility.
     Enterprise Products Partners owns and operates an octane additive production facility located in Mont Belvieu, Texas designed to produce 12 MBPD of isooctane, which is an additive used in reformulated motor gasoline blends to increase octane, and isobutylene. The facility produces isooctane and isobutylene using feedstocks of high-purity isobutane, which is supplied using production from Enterprise Products Partners’ isomerization units.
     Results of operations from Enterprise Products Partners’ propylene fractionation and isomerization facilities are dependent upon the level of toll processing fees charged. Results of operations from petrochemical marketing activities and the octane additive production facility are dependent on the level of margins realized from the sale of products. In general, Enterprise Products Partners sells its petrochemical products at market-related prices, which may include pricing differentials for such factors as delivery location.
     Overall, the propylene fractionation business exhibits little seasonality. Enterprise Products Partners’ isomerization operations experience slightly higher demand in the spring and summer months due to demand for isobutane-based fuel additives used in the production of motor gasoline. Likewise, isooctane prices are stronger during the April to September period of each year, which corresponds with the summer driving season.
     Enterprise Products Partners competes with numerous producers of polymer grade propylene, which include many of the major refiners and petrochemical companies on the Gulf Coast. Generally, the propylene fractionation business competes in terms of the level of toll processing fees charged and access to pipeline and storage infrastructure. Enterprise Products Partners’ petrochemical marketing activities encounter competition from fully integrated oil companies and various petrochemical companies that have varying levels of financial and personnel resources, and competition generally revolves around price, service, logistics and location.
     In the isomerization market, Enterprise Products Partners competes primarily with facilities located in Kansas, Louisiana and New Mexico. Competitive factors affecting this business include the level of toll processing fees charged, the quality of isobutane that can be produced, and access to pipeline and storage infrastructure. Enterprise Products Partners also competes with other octane additive manufacturing companies primarily on the basis of price.
     Major customers. Enterprise Products Partners’ revenues are derived from a wide customer base. For the years ended December 31, 2007, 2006 and 2005, Enterprise Products Partners’ largest customer was The Dow Chemical Company and its affiliates, which accounted for 6.9%, 6.1% and 6.8%, respectively, of Enterprise Products Partners’ consolidated revenues.
     Investment in TEPPCO
     This segment reflects the consolidated business activities of TEPPCO and its general partner, TEPPCO GP. This segment also reflects the assets and operations of Jonah. The Parent Company owns 4,400,000 common units of TEPPCO and 100% of the membership interests of TEPPCO GP. As a result of the Parent Company’s ownership of TEPPCO GP and common control considerations, the Parent Company consolidates TEPPCO and TEPPCO GP for financial reporting purposes.
     Private company affiliates of EPCO under the common control of Mr. Duncan contributed 4,400,000 common units of TEPPCO and 100% of the membership interests of TEPPCO GP to the Parent Company in May 2007. As consideration for these contributions, the Parent Company issued 14,173,304 Class B Units and 16,000,000 Class C Units to these private company affiliates of EPCO. All of the Class B Units were converted into Units in July 2007. The Class C Units are eligible to be converted to Units on February 1, 2009 on a one-to-one basis. See Note 16 of the Notes to Consolidated Financial Statements for additional information regarding the Class C Units.
     TEPPCO GP
     The business purpose of TEPPCO GP is to manage the affairs and operations of TEPPCO. TEPPCO GP has no separate business activities outside those conducted by TEPPCO. Through its ownership of TEPPCO’s general partner, the Parent Company benefits from the IDRs held by TEPPCO GP.
     TEPPCO GP is entitled to 2% of the cash distributions paid by TEPPCO as well as the associated IDRs of TEPPCO. TEPPCO GP’s percentage interest in TEPPCO’s quarterly cash distributions is increased through its ownership of the associated IDRs, after certain specified target levels of distribution rates are met by TEPPCO. Currently, TEPPCO GP’s quarterly general partner and associated incentive distribution thresholds are as follows:
▪	2% of quarterly cash distributions up to $0.275 per unit paid by TEPPCO;

▪	15% of quarterly cash distributions from $0.275 per unit up to $0.325 per unit paid by TEPPCO; and

▪	25% of quarterly cash distributions that exceed $0.325 per unit paid by TEPPCO.
     Prior to December 2006, TEPPCO GP was entitled to 50% of any quarterly cash distributions paid by TEPPCO that exceeded $0.45 per unit. In December 2006, this maximum distribution tier was eliminated by TEPPCO as part of an amendment to its partnership agreement. In exchange for giving up this level of incentive distributions, TEPPCO issued 14,091,275 of its common units to TEPPCO GP, which were subsequently distributed to affiliates of EPCO.

     For information regarding distributions received by the Parent Company from its general and limited partner interests in TEPPCO, see “Liquidity and Capital Resources — Parent Company” included under Item 7 of this annual report.
     TEPPCO
     TEPPCO is a publicly traded North American midstream energy company that owns and operates (i) refined products, liquefied petroleum gas (“LPG”), petrochemical and NGL pipelines; (ii) natural gas gathering systems; and (iii) a marine transportation system. In addition, TEPPCO is engaged in the transportation, storage, gathering and marketing of crude oil, and has ownership interests in various joint venture projects, including the Seaway and Centennial pipelines.
     At December 31, 2007, TEPPCO operated in three business lines: (i) Downstream; (ii) Upstream; and (iii) Midstream. Effective February 1, 2008, TEPPCO added a fourth business line, Marine Transportation, with the acquisition of assets from Cenac Towing Co., Inc. and Cenac Offshore, LLC (collectively “Cenac”). The following sections summarize the activities and principal properties of each of these business lines.
     Downstream. This business line consists of interstate transportation, storage and terminalling of refined products and LPGs; intrastate transportation of petrochemicals; distribution and marketing operations including terminalling services and other ancillary services. The results of operations from this business line are primarily dependent on the tariffs TEPPCO charges to transport refined products and LPGs. The tariffs charged for such services are either contractual or regulated by governmental agencies, including the FERC.
     LPGs are a mixture of hydrocarbon gases used as a fuel in heating appliances and vehicles, and increasingly replace chlorofluorocarbons as an aerosol propellant and a refrigerant to reduce damage to the ozone layer. LPGs are produced as by-products of the crude oil refining process and in connection with natural gas production. LPGs exist in a liquid state only under pressure. Refined products represent output from refineries and include gasoline, diesel fuel, aviation fuel, kerosene, distillates and heating oil. Refined products also include blend stocks such as raffinate, natural gasoline and naphtha. Blend stocks are primarily used to produce gasoline for consumer consumption or as a petrochemical plant feedstock.
     TEPPCO’s regulated Products Pipeline System offers interstate transportation services to shippers of refined products and LPGs. The 4,700-mile Products Pipeline System (together with related receiving, storage and terminalling facilities) extends from southeast Texas through the central and midwestern U.S. to the northeastern U.S. The refined products and LPGs transported by the Products Pipeline System originate from refineries, connecting pipelines and bulk and marine terminals located principally along the southern end of the pipeline system. The Products Pipeline System includes 35 storage facilities with an aggregate storage capacity of 21 MMBbls of refined products and 6 MMBbls of LPGs. The system’s 63 delivery locations (20 of which are owned by TEPPCO) include facilities that provide customers with access to truck racks, railcars and marine vessels. TEPPCO’s assets include three approximately 70-mile pipelines that extend from Mont Belvieu, Texas to Port Arthur, Texas, that serve the petrochemical industry.
     TEPPCO owns an active marine receiving terminal, which is not physically connected to the Products Pipeline System, at Providence, Rhode Island. This facility includes a 400,000-barrel refrigerated storage tank along with ship unloading and truck loading facilities. TEPPCO’s Aberdeen, Mississippi facility, located along the Tennessee-Tombigbee waterway system, has storage capacity of 130,000 barrels for gasoline and diesel, which are supplied by barge for delivery to local markets, including Tupelo and Columbus, Mississippi.
     Additionally, TEPPCO owns 50% of the 794-mile Centennial pipeline system, which receives and delivers products from connecting TEPPCO pipelines and effectively loops TEPPCO’s Products Pipeline System. The Centennial pipeline provides TEPPCO with incremental capacity to mid-continent areas, particularly during the peak winter demand for propane. The Centennial pipeline system extends from southeast Texas to Illinois.
     TEPPCO’s refined products and LPG businesses exhibit some seasonal variation. Gasoline demand is generally stronger in the spring and summer months, and LPG demand is generally stronger in the fall and winter months, including the demand for normal butane which is used for the blending of gasoline. Weather and economic conditions in the geographic areas served by TEPPCO’s pipeline system also affect the demand for, and the mix of, the products delivered.
     Since pipelines are generally the lowest cost method for intermediate and long-haul overland movement of refined products and LPGs, TEPPCO’s pipelines face competition in the markets they serve from other pipelines. Competition among common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. TEPPCO also faces competition from rail and pipeline movements of LPGs from Canada and waterborne imports into terminals located along the upper East Coast.
     Upstream. This business line gathers, transports, markets and stores crude oil, and distributes lubrication oils and specialty chemicals, principally in Oklahoma, Texas, New Mexico and the Rocky Mountain region. This business includes the purchase of crude oil from various producers and operators at the wellhead and makes bulk purchases of crude oil at pipeline and terminal facilities and trading locations. The crude oil is then sold to refiners and other customers. Crude oil is transported through proprietary gathering systems, common carrier pipelines, equity owned pipelines, trucking operations and third party pipelines. This business includes crude oil exchange activities, the purpose of which is to maximize margins or meet contract delivery requirements.
     The results of operations from this business line are generally dependent on the fees TEPPCO charges to transport and store crude oil. The fees charged for such services are either contractual or regulated by governmental agencies, including the FERC. TEPPCO also generates margins from the purchase and sale of crude oil.
     The areas served by TEPPCO’s crude oil gathering and transportation operations are geographically diverse, and the forces that affect the supply of the products gathered and transported vary by region. Crude oil prices and production levels affect the supply of these products. The demand for gathering and transportation is affected by the demand for crude oil by refineries, refinery supply companies and similar customers in the regions served by this business.
     TEPPCO’s major crude oil pipelines include the 1,690-mile Red River System, 1,150-mile South Texas System and 500-mile Seaway pipeline. The Red River System extends from North Texas to South Oklahoma and includes 1.5 MMBbls of storage. The South Texas System extends from South Central Texas to Houston, Texas and includes 1.1 MMBbls of storage. TEPPCO owns 50% of the Seaway pipeline, which extends from the Texas Gulf Coast to Cushing, Oklahoma and includes 6.8 MMBbls of storage. Complementing these pipeline assets are terminals in Cushing, Oklahoma and Midland, Texas.
     TEPPCO’s Upstream business line faces competition from numerous sources, including common carrier and proprietary pipelines owned and operated by major oil companies, large independent pipeline companies and other companies in the areas where TEPPCO’s pipeline systems receive and deliver crude oil. Competition among common carrier pipelines is based primarily on posted tariffs, quality of customer service, knowledge of products and markets, and proximity to refineries and connecting pipelines. The crude oil gathering and marketing business can be characterized by thin margins and intense competition for supplies of crude oil at the wellhead. TEPPCO’s upstream operations exhibit no seasonal variation.
     Midstream. This business line provides midstream energy services, including natural gas gathering and marketing, as well as transportation and fractionation of NGLs. The largest contributor to these services is TEPPCO’s interest in the Jonah system, which comprises more than 640 miles of natural gas gathering pipelines serving approximately 1,476 producing wells in the Greater Green River Basin of southwest Wyoming. The Jonah system has a transportation capacity of 2.0 Bcf/d, but is being expanded to

2.4 Bcf/d. The first portion of the expansion was completed in July 2007. The second portion of the expansion is expected to be completed during April of 2008. The total anticipated cost of the expansion is expected to be approximately $505.0 million.
     TEPPCO and Enterprise Products Partners are joint venture partners in Jonah. Within their respective financial statements, Enterprise Products Partners and TEPPCO account for their individual ownership interests in Jonah using the equity method of accounting. As a result of common control at the Parent Company level, Jonah is a consolidated subsidiary of the Parent Company. For financial reporting purposes, management elected to classify the assets and results of operations from Jonah within our Investment in TEPPCO segment.
     TEPPCO is also active in the San Juan Basin, where TEPPCO serves natural gas producers throughout northern New Mexico and southern Colorado through its Val Verde gathering system. Val Verde consists of more than 400 miles of pipelines and a large amine treating facility to remove carbon dioxide. Val Verde has the capacity to gather about 1 Bcf/d of coal bed methane, and treat up to 550 MMcf/d of gas. Val Verde has the flexibility to handle conventional natural gas and is directly connected to two major interstate pipeline systems that serve the western United States.
     TEPPCO also provides transportation and fractionation services for NGLs through several NGL pipelines and two fractionation facilities. TEPPCO’s major NGL pipelines include the 845-mile Chaparral pipeline and related 180-mile Quanah pipeline, the 189-mile Panola pipeline and a 155-mile portion of the Dean pipeline. The Chaparral pipeline, located in Texas and New Mexico, can deliver up to 135 MBPD of NGLs from the Permian Basin area to Mont Belvieu, Texas. The Quanah pipeline delivers NGLs to the Chaparral pipeline.
     TEPPCO has two NGL fractionation facilities located in northeast Colorado. These two facilities are supported by a fixed-fee fractionation agreement with a third party that is in effect through 2018.
     The results of operations from TEPPCO’s natural gas gathering and NGL pipelines are generally dependent upon the volume of product gathered or transported and the level of fees charged to customers. The fees charged under these arrangements are either contractual or regulated by governmental agencies, including the FERC. Typically, TEPPCO does not take title to the products transported in its pipelines; rather, the shipper retains title and the associated commodity price risk. The results of operations from TEPPCO’s NGL fractionation business are dependent upon the volume of mixed NGLs fractionated and the level of fractionation fees charged under fee-based contracts.
     Other than the Jonah system, TEPPCO’s midstream operations exhibit no seasonal variation. With respect to the Jonah system, new well connections are subject to seasonality as a result of winter range restrictions in the Pinedale field. Producers in the Pinedale field are prohibited from drilling activities typically during the November through April months due to wildlife restrictions and, as such, the Jonah system is limited in its ability to connect new wells to the system during that time.
     TEPPCO’s midstream operations compete largely on the basis of efficiency, system reliability, capacity, location and price. Key competitors in the gathering and treating segment include independent gas gatherers as well as other major integrated energy companies. TEPPCO’s NGL pipelines face competition from pipelines owned and operated by major oil and gas companies and other large independent pipeline companies with contiguous operations.
     Marine Transportation. This business line provides marine transportation services for refined and lubrication products and crude oil in intercoastal and inland waterways and well-testing and crude oil gathering services for Gulf of Mexico offshore production using tow boats and tank barges. TEPPCO entered the marine transportation service business in February 2008 when it purchased 42 tow boats, 89 tank barges and the economic benefit of certain related commercial agreements from Cenac. The results of operations from this business line are dependent upon the level of fees charged to transport cargo. For additional information regarding this acquisition, see Note 25 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

     Major customers. TEPPCO’s revenues are derived from a wide customer base. For the years ended December 31, 2007, 2006 and 2005, Valero Energy Corporation was TEPPCO’s largest customer and accounted for 16%, 14% and 14% of TEPPCO’s consolidated revenues, respectively. BP Oil Supply Company accounted for 14% and 11% of TEPPCO’s consolidated revenues for the years ended December 31, 2007 and 2006, respectively. Additionally, Shell Trading Company accounted for 12% of TEPPCO’s consolidated revenues for the year ended December 31, 2007. No other single customer accounted for more than 10% of TEPPCO’s consolidated revenues for the years ended December 31, 2007, 2006 and 2005.
  Investment in Energy Transfer Equity
     This segment reflects the Parent Company’s non-controlling ownership interests in Energy Transfer Equity and its general partner, LE GP, both of which are accounted for using the equity method. In May 2007, the Parent Company paid $1.65 billion to acquire approximately 17.6% of the common units of Energy Transfer Equity, or 38,976,090 units, and approximately 34.9% of the membership interests of LE GP.
     LE GP
     The business purpose of LE GP is to manage the affairs and operations of Energy Transfer Equity. LE GP has no separate business activities outside of those conducted by Energy Transfer Equity. The commercial management of Energy Transfer Equity does not overlap with that of Enterprise Products Partners or TEPPCO. LE GP owns a 0.01% general partner interest in Energy Transfer Equity and has no IDR’s in the quarterly cash distributions of Energy Transfer Equity.
     Energy Transfer Equity
     Energy Transfer Equity currently has no separate operating activities apart from those of ETP. Energy Transfer Equity’s principal sources of distributable cash flow are its investments in the limited and general partner interests of ETP as follows:
▪	Direct ownership of 62,500,797 ETP limited partner units, representing approximately 46% of the total outstanding ETP units.

▪	Indirect ownership of the 2% general partner interest of ETP and all associated IDRs held by ETP’s general partner, of which Energy Transfer Equity owns 100% of the membership interests. Currently, the quarterly general partner and associated IDR thresholds of ETP’s general partner are as follows:
▪	2% of quarterly cash distributions up to $0.275 per unit paid by ETP;

▪	15% of quarterly cash distributions from $0.275 per unit up to $0.3175 per unit paid by ETP;

▪	25% of quarterly cash distributions from $0.3175 per unit up to $0.4125 per unit paid by ETP; and

▪	50% of quarterly cash distributions that exceed $0.4125 per unit paid by ETP.
     ETP’s partnership agreement requires that it distribute all of its Available Cash (as defined in such agreement) within 45 days following the end of each fiscal quarter.
     ETP is a publicly traded partnership (NYSE: ETP) owning and operating a diversified portfolio of energy assets. ETP has pipeline operations in Arizona, Colorado, Louisiana, New Mexico and Utah, and owns the largest intrastate pipeline system in Texas. ETP’s natural gas operations include intrastate natural gas gathering and transportation pipelines, natural gas treating and processing assets and three natural gas storage facilities located in Texas. ETP is also one of the three largest retail marketers of propane in the United States, serving more than one million customers across the country. See Note 20 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for litigation matters involving ETP.
     ETP operates in four business lines: (i) Midstream; (ii) Intrastate Transportation and Storage; (iii) Interstate Transportation; and (iv) Retail Propane. The following sections summarize the activities and principal properties of each of these business lines.
     Midstream. This business line reflects ETP’s ownership and operation of approximately 6,260 miles of natural gas gathering pipelines, three natural gas processing plants, five natural gas treating facilities and ten natural gas conditioning facilities. These operations provide natural gas gathering, compression, treating, blending, processing and marketing services and are concentrated in: the Austin Chalk trend of southeast Texas; the Permian Basin of west Texas; the Barnett Shale in north Texas; the Bossier Sands in east Texas; and the Unita and Piceance Basins in Utah and Colorado. The results of operations from this business line are primarily dependent on the level of fees charged in connection with ETP’s gathering, transportation and processing of natural gas and processing of NGLs. In addition, ETP generates margins from the marketing of natural gas to utilities, industrial consumers and other marketers and pipeline companies. ETP also utilizes derivatives to generate income for this business line. These trading activities are limited in scope and in accordance with ETP’s commodity risk management policies.
     Intrastate Transportation and Storage. This business line encompasses approximately 7,500 miles of natural gas transportation pipelines, three natural gas storage facilities and six natural gas treating facilities. This business line focuses on the transportation of natural gas between major markets from various natural gas resource basins through connections with other pipeline systems as well as through ETP’s HPL System, ET Fuel System, Oasis and East Texas pipelines. The results of operations from this business line are primarily dependent on the level of transportation fees charged by ETP and margins from natural gas sales made in connection with ETP’s HPL System.
     The HPL System consists of (i) an approximately 4,400 mile intrastate natural gas pipeline with an aggregate capacity of 4.4 Bcf/d, (ii) six treating facilities with an aggregate capacity of 280 MMcf/d, and (iii) the Bammel underground storage reservoir and related transportation assets. The system has access to multiple sources of historically significant natural gas supply reserves from south Texas, the Gulf Coast of Texas, east Texas and the western Gulf of Mexico, and is directly connected to major gas distribution, electric and industrial load centers in Houston, Corpus Christi, Texas City and other cities located along the Gulf Coast of Texas. The HPL System has a strong presence in the key Houston Ship Channel and Katy Hub markets, which significantly contributes to ETP’s overall ability to play an important role in the Texas natural gas marketplace. The ET Fuel System is comprised of approximately 2,200 miles of intrastate natural gas pipelines and related storage facilities located in Texas. The ET Fuel System is strategically located near high-growth production areas and provides ETP access to the Waha Hub near Midland, Texas, Katy Hub near Houston, Texas and Carthage Hub in east Texas.
     Interstate Transportation. This business line consists of ETP’s Transwestern pipeline and a 50% interest in a pipeline joint venture with Kinder Morgan Energy Partners L.P. (“Kinder Morgan”). The results of operations from ETP’s interstate pipelines are dependent on the level of natural gas transportation fees charged and operational gas sales margins. ETP expanded into this business in 2007 with the acquisition of the Transwestern pipeline.
     The Transwestern pipeline is a natural gas pipeline extending approximately 2,400 miles from the gas producing regions of west Texas, eastern and northwest New Mexico, and southern Colorado primarily to pipeline interconnects off the east end of its system and pipeline interconnects at the California border. The Transwestern pipeline has access to three significant gas supply basins: the Permian Basin in west Texas and eastern New Mexico; the San Juan Basin in northwest New Mexico and southern Colorado; and the Anadarko Basin in the Texas and Oklahoma panhandle. Natural gas sources from the San Juan Basin and surrounding producing areas can be delivered eastward to Texas intrastate and mid-continent connecting pipelines and natural gas market hubs as well as westward to markets like Arizona, Nevada and

California. Transwestern’s customers include local distribution companies, producers, marketers, electric power generators and industrial end-users. Transwestern transports natural gas in interstate commerce. As a result, Transwestern qualifies as a “natural gas company” under the Natural Gas Act of 1938 and is subject to the regulatory jurisdiction of the FERC.
     This business line also includes ETP’s joint development with Kinder Morgan of an approximately 500-mile interstate natural gas pipeline, the MEP pipeline, which is scheduled to be in service during the second quarter of 2009. This new pipeline will originate near Bennington, Oklahoma, be routed through Perryville, Louisiana, and terminate at an interconnect with Transco’s interstate natural gas pipeline in Butler, Alabama. The Transco pipeline delivers natural gas to significant markets in the northeast portion of the United States.
     ETP’s midstream, intrastate transportation and storage and interstate transportation businesses experience little to no effects from seasonality. ETP competes with other natural gas and NGL pipelines on the basis of location, capacity, price and reliability. ETP’s competitors include major integrated oil companies, interstate and intrastate pipelines and other companies that gather, compress, treat, process, transport and market natural gas. In marketing natural gas, ETP has numerous competitors, including marketing affiliates of interstate pipelines, major integrated oil companies, and local and national natural gas gatherers, brokers and marketers of widely varying sizes, financial resources and experience.
     Retail Propane. ETP, through Heritage Operating, L.P. (“HOLP”) and Titan Energy Partners, L.P. (“Titan”), is one of the three largest retail propane marketers in the United States (based on gallons sold). ETP serves more than one million customers from approximately 440 customer service locations in approximately 40 states. ETP’s propane operations extend from coast-to-coast with concentrations in the western, upper midwestern, northeastern and southeastern regions of the United States. ETP’s propane business has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth.
     Retail propane is a margin-based business in which gross profits depend on the excess of sales price over propane supply cost. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which ETP has no control. Historically, ETP has generally been successful in maintaining retail gross margins on an annual basis despite changes in the wholesale cost of propane; however, there is no assurance that ETP will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. Consequently, ETP’s profitability is sensitive to changes in wholesale propane prices.
     ETP’s propane business is largely seasonal and dependent upon weather conditions in its service areas. Historically, approximately two-thirds of ETP’s retail propane volume and substantially all of its propane-related income, is attributable to sales during the six-month peak-heating season of October through March. This pattern generally results in higher operating revenues and net income for ETP during the period October through March of each year, and lower operating revenues and either net losses or lower net income during the period from April through September of each year. ETP’s cash flow from operations is generally greatest during the period from December through May of each year since this is the period when customers pay for propane purchased during the six-month peak heating season. Sales to commercial and industrial customers are much less weather sensitive.
     Propane competes with other sources of energy, some of which are less costly for equivalent energy value. ETP competes for customers against suppliers of electricity, natural gas and fuel oil. Competition from alternative energy sources has been increasing as a result of reduced utility regulation. ETP also competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. The ability to compete effectively further depends on the reliability of service, responsiveness to customers and the ability to maintain competitive prices.

Title to Properties
     We believe that Enterprise Products Partners, TEPPCO and ETP have satisfactory title to all of their material properties. Such properties are subject to liabilities in certain cases, such as contractual interests associated with the acquisition of the properties, liens for taxes not yet due, easements, restrictions and other minor encumbrances. We do not believe that these liabilities materially affect either the value of such properties or our ownership interests in such properties. Likewise, we believe that none of these liabilities will materially interfere with the use of such properties by Enterprise Products Partners, TEPPCO or ETP.
Regulation
Interstate Regulation
     Liquids pipelines. Certain of Enterprise Products Partners’ and TEPPCO’s crude oil, petroleum products and NGL pipeline systems (collectively referred to as “liquids pipelines”) are interstate common carrier pipelines subject to regulation by the FERC under the Interstate Commerce Act (“ICA”) and the Energy Policy Act of 1992 (“Energy Policy Act”). The ICA prescribes that interstate tariffs must be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. FERC regulations require that interstate oil pipeline transportation rates be filed with the FERC and posted publicly. Such rates may be based upon an indexing methodology, cost-of-service, competitive market showings or contractual arrangements with shippers.
     The ICA permits interested parties to challenge new or changed rates and authorizes the FERC to investigate such rates and to suspend their effectiveness for a period of up to seven months. If the FERC finds that a rate is unlawful, it may require the carrier to refund transportation revenues in excess of the prior tariff. The FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. A shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of its complaint. Enterprise Products Partners and TEPPCO believe that the regulated rates charged by their interstate liquids pipelines are in accordance with the ICA. However, Enterprise Products Partners and TEPPCO cannot predict that such rates will not be challenged or at what levels they may be in the future.
     Enterprise Products Partners’ Lou-Tex Propylene and Sabine Propylene Pipelines are interstate common carrier pipelines regulated under the ICA by the Surface Transportation Board (“STB”), a part of the United States Department of Transportation. If the STB finds that a carrier’s rates are not just and reasonable or are unduly discriminatory or preferential, it may prescribe a reasonable rate. In determining a reasonable rate, the STB will consider, among other factors, the effect of the rate on the volumes transported by that carrier, the carrier’s revenue needs and the availability of other economic transportation alternatives.
     The STB does not need to provide rate relief unless shippers lack effective competitive alternatives. If the STB determines that effective competitive alternatives are not available and a pipeline holds market power, then we may be required to show that our rates are reasonable.
     Natural gas. Enterprise Products Partners’ and ETP’s natural gas storage facilities and interstate natural gas pipelines that provide services in interstate commerce are regulated by the FERC under the Natural Gas Act of 1938 (“NGA”). Under the NGA, rates for service must be just and reasonable and not unduly discriminatory. Enterprise Products Partners and ETP operate their respective assets subject to the NGA pursuant to tariffs that set forth the rates and terms and conditions of service. These tariffs must be filed with and approved by the FERC pursuant to its regulations and orders. Approved tariff rates may be decreased on a prospective basis only by the FERC, on its own initiative, or as a result of challenges to the rates by third parties if they are found unlawful. Unless the FERC grants specific authority to charge market-based rates, our rates are derived based on a cost-of-service methodology.
     The FERC’s authority over companies that provide interstate natural gas pipeline transportation or storage services in interstate commerce also includes (i) certification, construction and operation of certain new facilities, (ii) the acquisition, extension, disposition or abandonment of such facilities, (iii) the maintenance of accounts and records, (iv) the initiation, extension and termination of regulated services and (v) various other matters. Pursuant to the Energy Policy Act of 2005, the NGA and Natural Gas Policy Act of 1978 (“NGPA”) were amended to increase civil and criminal penalties for violations of the NGA, NGPA and any rules, regulations or orders of the FERC up to $1.0 million per day per violation.
     Offshore pipelines. Enterprise Products Partners’ offshore natural gas gathering pipeline systems and crude oil pipeline systems are subject to federal regulation under the Outer Continental Shelf Lands Act, which requires that all pipelines operating on or across the outer continental shelf provide nondiscriminatory transportation service to shippers.

     Marine transportation. TEPPCO’s marine transportation business is subject to federal regulation under the Jones Act. The Jones Act is a federal law that restricts maritime transportation between locations in the United States to vessels built and registered in the United States and owned and manned by United States citizens. The federal Merchant Marine Act of 1936 provides that, upon proclamation by the President of the United States of a national emergency or a threat to national security, the United States Secretary of Transportation may requisition or purchase any vessel or other watercraft owned by United States citizens, including TEPPCO.
Intrastate Regulation
     Certain intrastate NGL and natural gas pipelines owned by Enterprise Products Partners, TEPPCO and ETP are subject to regulation by state agencies. Some of these pipelines may also be subject to federal regulation. If subject to FERC regulations, an intrastate natural gas pipeline may transport gas for an interstate pipeline or any local distribution company served by an interstate pipeline provided that such services are provided on an open and nondiscriminatory basis and the rates charged are fair and equitable.
     If subject to state regulation, intrastate pipelines are required to publish tariffs setting forth all rates, rules and regulations applying to intrastate service, and generally require that pipeline rates and practices be reasonable and nondiscriminatory. Shippers may challenge the intrastate tariff rates and practices of Enterprise Products Partners, TEPPCO and ETP.
Sales of Natural Gas
     ETP and Enterprise Products Partners are engaged in natural gas marketing activities. The resale of natural gas in interstate commerce made by intrastate pipelines or their affiliates is subject to FERC regulation unless the gas is produced by the pipeline carrier or an affiliate. Under current federal rules, however, the price at which we sell natural gas currently is not regulated, insofar as the interstate market is concerned and, for the most part, is not subject to state regulation. The FERC’s rules require pipelines and their marketing affiliates who sell natural gas in interstate commerce subject to the FERC’s jurisdiction to adhere to a code of conduct prohibiting market manipulation and transactions that have no legitimate business purpose or result in prices not reflective of legitimate forces of supply and demand. Those who violate this code of conduct may be subject to suspension or loss of authorization to perform such sales, disgorgement of unjust profits, or other appropriate non-monetary remedies imposed by the FERC. The FERC currently has a rulemaking pending which would implement revisions to these rules. The FERC is continually proposing and implementing new rules and regulations affecting segments of the natural gas industry. We cannot predict the ultimate impact of these regulatory changes on ETP’s or Enterprise Products Partners’ natural gas marketing activities; however, we believe that any new regulations will also be applied to other natural gas marketers with whom we compete.
Environmental and Safety Matters
General
     Our operations are subject to multiple environmental obligations and potential liabilities under a variety of federal, state and local laws and regulations. These include, without limitation: the Comprehensive Environmental Response, Compensation and Liability Act; the Resource Conservation and Recovery Act; the Federal Clean Air Act; the Federal Water Pollution Control Act (or Clean Water Act); the Oil Pollution Act; and analogous state and local laws and regulations. Such laws and regulations affect many aspects of our present and future operations, and generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals, with respect to air emissions, water quality, wastewater discharges, and solid and hazardous waste management. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could influence our results of operations. If an accidental leak, spill or release of hazardous substances occurs at a facility that we own, operate or otherwise use, or where we send materials for treatment or disposal, we could be held jointly and severally liable for all resulting liabilities, including investigation, remedial and clean-up costs. Likewise, we could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination. Any or all of this could materially affect our financial position, results of operations and cash flows.
     We believe our operations are in material compliance with applicable environmental and safety laws and regulations, other than certain matters discussed under Note 20 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report, and that compliance with existing environmental and safety laws and regulations are not expected to have a material adverse effect on our financial position, results of operations or cash flows.
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
Water
     The Federal Water Pollution Control Act of 1972, as renamed and amended as the Clean Water Act (“CWA”), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters of the United States, as well as state waters. Permits must be obtained to discharge pollutants into these waters. The CWA imposes substantial potential liability for the removal and remediation of pollutants.
     The primary federal law for oil spill liability is the Oil Pollution Act of 1990 (“OPA”), which addresses three principal areas of oil pollution: prevention, containment and cleanup, and liability. OPA subjects owners of certain facilities to strict, joint and potentially unlimited liability for containment and removal costs, natural resource damages and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone of the U.S. Any unpermitted release of petroleum or other pollutants from our operations could also result in fines or penalties. OPA applies to vessels, offshore platforms and onshore facilities, including terminals, pipelines and transfer facilities. In order to handle, store or transport oil, shore facilities are required to file oil spill response plans with the United States Coast Guard, the United States Department of Transportation Office of Pipeline Safety (“OPS”) or the Environmental Protection Agency (“EPA”), as appropriate.
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
     National Fire Protection Pamphlets No. 54 and No. 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in all of the states in which ETP’s retail propane business operates. In some states, these laws are administered by state agencies, and in others they are administered on a municipal level. With respect to the transportation of propane by truck, ETP is subject to regulations governing the transportation of hazardous materials under the Federal Motor Carrier Safety Act, which is administered by the U.S.

Department of Transportation. ETP conducts ongoing training programs to help ensure that its propane operations are in compliance with applicable regulations. ETP believes that the procedures in effect at its propane facilities for the handling, storage and distribution of propane are consistent with industry standards and are in substantial compliance with applicable laws and regulations.
Employees
     Consistent with many publicly traded partnerships, we have no employees. All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement. For additional information regarding this agreement, see “EPCO Administrative Services Agreement” in Note 17 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report. As of December 31, 2007, there were approximately 4,300 EPCO personnel that spend all or a portion of their time engaged in our consolidated businesses. Approximately 3,000 of these individuals devote all of their time performing management and operating duties for us. We reimburse EPCO for 100% of the costs it incurs to employ these individuals. The remaining approximate 1,300 personnel are part of EPCO’s shared service organization and spend all or a portion of their time engaged in our consolidated businesses. The cost for their services is reimbursed to EPCO and is generally based on the percentage of time such employees perform services on our behalf during the year.
Available Information
     As an accelerated filer, we electronically file certain documents with the SEC. We file annual reports on Form 10-K; quarterly reports on Form 10-Q; and current reports on Form 8-K (as appropriate); along with any related amendments and supplements thereto. From time-to-time, we may also file registration statements and related documents in connection with equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports and other information regarding registrants that file electronically with the SEC.
     We provide electronic access to our periodic and current reports on our Internet website, www.enterprisegp.com. These reports are available as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. You may also contact our investor relations department at (866) 230-0745 for paper copies of these reports free of charge.
     Additionally, Enterprise Products Partners, Duncan Energy Partners, TEPPCO, Energy Transfer Equity and ETP electronically file certain documents with the SEC, including annual reports on Form 10-K and quarterly reports on Form 10-Q. These entities also provide electronic access to their respective periodic and current reports on their Internet websites. The SEC file number for each registrant and company website address is as follows:
▪	Enterprise Products Partners – SEC File No. 1-14323; website address: www.epplp.com

▪	Duncan Energy Partners – SEC File No. 1-33266; website address: www.deplp.com

▪	TEPPCO – SEC File No. 1-10403; website address: www.teppco.com

▪	Energy Transfer Equity – SEC File No. 1-32740; website address: www.energytransfer.com

▪	ETP – SEC File No. 1-11727; website address: www.energytransfer.com

Item 1A. Risk Factors.
     An investment in our Units involves certain risks. If any of these risks were to occur, our business, results of operations, cash flows and financial condition could be materially adversely affected. In that case, the trading price of our Units could decline, and you could lose part or all of your investment.
     The following section lists some, but not all, of the key risk factors that may have a direct impact on our business, results of operations, cash flows and financial condition. We also recommend that investors read the “Risk Factors” sections of reports filed by each of Enterprise Products Partners, Duncan Energy Partners, TEPPCO and Energy Transfer Equity for more detailed information about risks specific to these investments that may impact our business, results of operations, cash flows and financial condition.
Risks Inherent in an Investment in Us
The Parent Company’s operating cash flow is derived primarily from cash distributions it receives from each of the Master Limited Partner Entities (or “MLP Entities”) and the Controlled General Partner Entities (or “Controlled GP Entities”).
     The Parent Company’s operating cash flow is derived primarily from cash distributions it receives from each of the MLP Entities and the Controlled GP Entities. The amount of cash that each MLP Entity can distribute to its partners, including us and its general partner, each quarter principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things, the:
▪	amount of hydrocarbons transported in its gathering and transmission pipelines;

▪	throughput volumes in its processing and treating operations;

▪	fees it charges and the margins it realizes for its services;

▪	price of natural gas;

▪	relationships among crude oil, natural gas and NGL prices, including differentials between regional markets;

▪	fluctuations in its working capital needs;

▪	level of its operating costs, including reimbursements to its general partner;

▪	prevailing economic conditions; and

▪	level of competition in its business segments.
     In addition, the actual amount of cash the MLP Entities will have available for distribution will depend on other factors, including:
▪	the level of sustaining capital expenditures it makes;

▪	the cost of any capital projects and acquisitions;

▪	its debt service requirements and restrictions contained in its obligations for borrowed money; and

▪	the amount of cash reserves established by EPGP, TEPPCO GP and LE GP for the proper conduct of Enterprise Products Partners’, TEPPCO’s and Energy Transfer Equity’s businesses, respectively.

     We do not have any direct or indirect control over the cash distribution policies of Energy Transfer Equity or its general partner, LE GP.
     Because of these factors, the MLP Entities may not have sufficient available cash each quarter to continue paying distributions at their current levels. Furthermore, the amount of cash that each of the MLP Entities has available for distribution depends primarily upon its cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items such as depreciation, amortization and provisions for asset impairments. As a result, the MLP Entities may be able to make cash distributions during periods when it records losses and may not be able to make cash distributions during periods when it records net income. See sections relating to specific risk factors of each of the MLP Entities included below for a discussion of further risks affecting the MLP Entities’ ability to generate distributable cash flow.
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
     A significant amount of the distributions we receive are associated with general partner IDRs. Should Enterprise Products Partners, TEPPCO or ETP reduce their cash distributions to partners, this could have an adverse, disproportionate effect on the cash distributions we receive. This could result in a reduction in cash distributions to partners.
Restrictions in our credit facility could limit our ability to make distributions to our unitholders.
     Our credit facility contains covenants limiting our ability to take certain actions. This credit facility also contains covenants requiring us to maintain certain financial ratios. We are prohibited from making any distribution to our unitholders if such distribution would cause an event of default or otherwise violate a covenant under this credit facility. For more information about our credit facility, see Note 15 of the Notes to Consolidated Financial Statements included under Item 8 in this annual report.
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
     Sales by certain of our existing unitholders of a substantial number of our Units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our Units or could impair our ability to obtain capital through an offering of equity securities. We do not know whether any such sale would be made in the public market or in a private placement, nor do we know what impact such potential or actual sales would have on our Unit price in the future.
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
     If we are able to make future acquisitions, we may not be successful in integrating our acquisitions into our existing or future assets and businesses. Risks related to our acquisition strategy include but are not limited to:
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
Substantially all of our Units that are owned by EPCO and its affiliates and substantially all of the common units of Enterprise Products Partners and TEPPCO that are owned by EPCO and its affiliates are pledged as security under the credit facility of an affiliate of EPCO. Upon an event of default under this credit facility, a change in ownership or control of us, Enterprise Products Partners or TEPPCO could result.
     Substantially all of our Units that are owned by EPCO and its affiliates and substantially all of the common units of Enterprise Products Partners (other than the 13,454,498 common units we own) and TEPPCO that are owned or controlled by EPCO and its affiliates, other than Dan Duncan LLC and certain trusts affiliated with Dan L. Duncan, are pledged as security under a credit facility of EPCO Holdings, Inc., a wholly owned subsidiary of EPCO. This credit facility contains customary and other events of default relating to certain defaults of the borrower, us, Enterprise Products Partners, TEPPCO and other affiliates of EPCO. Upon an event of default, a change in control or ownership of us or Enterprise Products Partners or TEPPCO could result.
All of our assets are pledged under our credit facility.
     The 13,454,498 common units of Enterprise Products Partners and the 100% membership interest in EPGP owned by us are pledged as security under our credit facility. In addition, 4,400,000 common units of TEPPCO and the 100% membership interest in TEPPCO GP, and 38,976,090 common units of Energy Transfer Equity and the 34.9% membership interest in LE GP owned by us are pledged as security under our credit facility. Our credit facility contains customary and other events of default. Upon an event of default, the lenders under our credit facility could foreclose on our assets, which would have a material adverse effect on our business, financial condition and results of operations.
Our general partner has a limited call right that may require you to sell your Units at an undesirable time or price.
     If at any time our general partner and its affiliates own more than 90% of our outstanding Units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the Units held by unaffiliated persons at a price not less than their then-current market price. As a result, our unitholders may be required to sell their Units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their Units. At February 1, 2008, affiliates of EPE Holdings, including the Employee Partnerships, owned approximately 77.1% of our outstanding units.
We depend on the leadership and involvement of Dan L. Duncan and other key personnel for the success of our businesses.
     We depend on the leadership, involvement and services of Dan L. Duncan, the founder of EPCO and the chairman of each of EPE Holdings and EPGP. Mr. Duncan has been integral to our success and the success of EPCO due in part to his ability to identify and develop business opportunities, make strategic decisions and attract and retain key personnel. The loss of his leadership and involvement or the services of any key members of our senior management team could have a material adverse effect on our business, results of operations, cash flows, market price of our Units and financial condition.
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
     A company may be deemed to be an investment company if it owns investment securities with a fair value exceeding 40% of the fair value of its total assets (excluding governmental securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. Securities issued by companies other than majority-owned subsidiaries are generally counted as investment securities for purposes of the Investment Company Act. We own minority equity interests in certain entities, including Energy Transfer Equity and LE GP, that could be counted as investment securities. In the event we acquire additional investment securities in the future, or if the fair value of our interests in companies that we do not control were to increase relative to the fair value of our Controlled Subsidiaries, we might be required to divest some of our non-controlled business interests, or take other action, in order to avoid being classified as an investment company. Similarly, we may be limited in our strategy to make future acquisitions of general partner interests and related limited partner interests to the extent they are counted as investment securities.
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
     Moreover, treatment of us as an investment company would prevent our qualification as a partnership for federal income tax purposes, in which case we would be treated as a corporation for federal income tax purposes. As a result we would pay federal income tax on our taxable income at the corporate tax rate, distributions to our unitholders generally be taxed again as corporate distributions and none of our income, gains, losses or deductions available for distribution to unitholders would be substantially reduced. As a result, treatment of us as an investment company would result in a material reduction in distributions to our unitholders, which would materially reduce the value of our Units.
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
     Conflicts of interest exist and may arise in the future as a result of the relationships among us, Enterprise Products Partners, TEPPCO and our respective general partners and affiliates. EPE Holdings is controlled by Dan Duncan LLC, of which Dan L. Duncan is the sole member. Accordingly, Mr. Duncan has the ability to elect, remove and replace the directors and officers of EPE Holdings. Similarly, through his indirect control of the general partner of Enterprise Products Partners and TEPPCO, Mr. Duncan has the ability to elect, remove and replace the directors and officers of the general partner of Enterprise Products Partners and TEPPCO. The assets of Enterprise Products Partners and TEPPCO overlap in certain areas, which may result in various conflicts of interest in the future.
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
     At February 1, 2008, Dan L. Duncan, EPCO and their controlled affiliates, including the Employee Partnerships, owned approximately 77.1% of our outstanding Units, and Dan Duncan LLC owned 100% of EPE Holdings. Dan Duncan serves as EPE Holdings’ Chairman as well as the Chairman of EPGP. Conflicts of interest may arise among EPE Holdings and its affiliates, including TEPPCO, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, EPE Holdings may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following:
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
     We have entered into an administrative services agreement that governs business opportunities among entities controlled by EPCO, which includes us and our general, Enterprise Products Partners and its general partner, Duncan Energy Partners and its general partner and TEPPCO and its general partner. For information regarding how business opportunities are handled within the EPCO group of companies, see Item 13 of this annual report on Form 10-K.
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
     In the past, the price of natural gas has been extremely volatile, and this volatility may continue. The New York Mercantile Exchange (“NYMEX”) daily settlement price for natural gas for the prompt month contract in 2005 ranged from a high of $15.38 per MMBtu to a low of $5.79 per MMBtu. In 2006, the same index ranged from a high of $10.63 per MMBtu to a low of $4.20 per MMBtu. In 2007, the same index ranged from a high of $8.64 per MMBtu to a low of $5.38 per MMBtu.

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
     The MLP Entities’ profitability could be materially impacted by a decline in the volume of natural gas, NGLs and crude oil transported, gathered or processed at their facilities. A material decrease in natural gas or crude oil production or crude oil refining, as a result of depressed commodity prices, a decrease in domestic and international exploration and development activities or otherwise, could result in a decline in the volume of natural gas, NGLs and crude oil handled by the MLP Entities’ facilities.
     The crude oil, natural gas and NGLs currently transported, gathered or processed at the MLP Entities’ facilities originate from existing domestic and international resource basins, which naturally deplete over time. To offset this natural decline, the MLP Entities’ facilities will need access to production from newly discovered properties that are either being developed or expected to be developed. Exploration and development of new oil and natural gas reserves is capital intensive, particularly offshore in the Gulf of Mexico. Many economic and business factors are beyond the MLP Entities’ control and can adversely affect the decision by producers to explore for and develop new reserves. These factors could include relatively low oil and natural gas prices, cost and availability of equipment and labor, regulatory changes, capital budget limitations, the lack of available capital or the probability of success in finding hydrocarbons. For example, a sustained decline in the price of natural gas and crude oil could result in a decrease in natural gas and crude oil exploration and development activities in the regions where the MLP Entities’ facilities are located. This could result in a decrease in volumes to the MLP Entities’ offshore platforms, natural gas processing plants, natural gas, crude oil and NGL pipelines, and NGL fractionators, which would have a material adverse affect on the MLP Entities’ results of operations, cash flows and financial position. Additional reserves, if discovered, may not be developed in the near future or at all.
     In addition, imported liquefied natural gas (“LNG”), is expected to be a significant component of future natural gas supply to the United States. Much of this increase in LNG supplies is expected to be imported through new LNG facilities to be developed over the next decade. Twelve LNG projects have been approved by the FERC to be constructed in the Gulf Coast region and an additional two LNG projects have been proposed for the region. We cannot predict which, if any, of these projects will be constructed. The MLP Entities may not realize expected increases in future natural gas supply available to their facilities and pipelines if (i) a significant number of these new projects fail to be developed with their announced capacity, (ii) there are significant delays in such development, (iii) they are built in locations where they are not connected to the MLP Entities’ assets or (iv) they do not influence sources of supply on the MLP

Entities’ systems. If the expected increase in natural gas supply through imported LNG is not realized, projected natural gas throughput on the MLP Entities’ pipelines would decline, which could have a material adverse effect on the MLP Entities’ results of operations, cash flows and financial position.
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
       The MLP Entities have significant exposure to increases in interest rates. At December 31, 2007, the principal amount of Enterprise Products Partners’ consolidated debt was $6.90 billion, of which $5.03 billion was at fixed interest rates and $1.87 billion was at variable interest rates, after giving effect to existing interest rate swap arrangements. At December 31, 2007, the principal amount of TEPPCO’s consolidated debt was $1.85 billion, of which $1.56 billion was at fixed interest rates and $0.29 billion was at variable interest rates, after giving effect to existing interest rate swap arrangements. Energy Transfer Equity reported $5.92 billion of consolidated debt on their transitional Form 10-Q for the period ended December 31, 2007.
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
     If one or more facilities that are owned by the MLP Entities or that deliver oil, natural gas or other products to them are damaged by severe weather or any other disaster, accident, catastrophe or event, the MLP Entities’ operations could be significantly interrupted. Similar interruptions could result from damage to production or other facilities that supply the MLP Entities’ facilities or other stoppages arising from factors beyond their control. These interruptions might involve significant damage to people, property or the environment, and repairs might take from a week or less for a minor incident to six months or more for a major interruption. Additionally, some of the storage contracts that the MLP Entities are a party to obligate such MLP Entities’ to indemnify customers for any damage or injury occurring during the period in which the customers’ products is in their possession. Any event that interrupts the revenues generated by the MLP Entities’ operations, or which causes them to make significant expenditures not covered by insurance, could reduce cash available for paying distributions and, accordingly, adversely affect the market price of their common units.
     We believe that the MLP Entities have adequate insurance coverage, although insurance will not cover many types of interruptions that might occur and will not cover amounts up to applicable deductibles. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. For example, change in the insurance markets subsequent to the terrorist attacks on September 11, 2001 and the hurricanes in 2005 have made it more difficult for the Controlled Entities to obtain certain types of coverage. As a result, EPCO and LE GP may not be able to renew existing insurance policies on behalf of the MLP Entities or procure other desirable insurance on commercially reasonable terms, if at all. If the MLP Entities were to incur a significant liability for which they were not fully insured, a material adverse effect on their financial position and results of operations could occur. In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur.
Federal or state regulation could materially adversely affect the MLP Entities’ business, results of operations, cash flows and financial condition.
     The FERC, pursuant to the ICA, the Energy Policy Act and rules and orders promulgated thereunder, regulates the tariff rates for the MLP Entities’ interstate common carrier pipeline operations, including the transportation of crude oil, NGLs, petrochemical products and refined products. Pursuant to the NGA, the FERC also regulates the MLP Entities’ interstate natural gas pipeline and storage facilities. The Surface Transportation Board (“STB”), pursuant to the ICA, regulates interstate propylene pipelines. State regulatory agencies, such as the Texas Railroad Commission (“TRRC”), regulate the MLP Entities’ intrastate natural gas and NGL pipelines, intrastate natural gas storage facilities and natural gas gathering lines.
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
     In December 2005, the FERC concluded that for tax allowance purposes, the FERC would apply a rebuttable presumption that corporate partners of pass-through entities pay the maximum marginal tax rate of 35% and that non-corporate partners of pass-through entities pay a marginal rate of 28%. The FERC indicated that it would address the income tax allowance issues further in the context of SFPP’s compliance filing submitted in March 2006. In December 2006, the FERC ruled on some of the issues raised as to the March 2006 SFPP compliance filing, upholding most of its determinations in the December 2005 order. However, the FERC did revise its rebuttable presumption as to corporate partners’ marginal tax rate from 35% to 34%. The FERC’s BP West Coast remand decision and the tax allowance policy were appealed to the D.C. Circuit and certain parties requested a rehearing of the December 2005 order with the FERC.
     In May 2007, the D.C. Circuit affirmed FERC’s tax allowance policy. Therefore, the MLP Entities may include in an income tax allowance in their cost of service to the extent they are able to comply with FERC policy. In December 2007, the FERC issued a rehearing order which, among other things, addressed the 2005 order affirming that a pipeline can establish an accrual or potential income tax liability if the partners provide certain information and concluded that the concept of a potential tax liability recognizes that that liability may be deferred and that partners should benefit from tax deferrals. However, FERC left open the possibility that it could require different criteria before permitting an income tax allowance. Rehearing requests of the December 2007 order are pending at the FERC.
     Under the NGA, the FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Its authority to regulate those services is comprehensive and includes the rates charged for the services, terms and condition of service and certification and construction of new facilities. To be lawful under the NGA, interstate tariff rates, terms and conditions of service must be just and reasonable and not unduly discriminatory, and must be on file with FERC. Existing pipeline rates may be challenged by customer complaint or by the FERC Staff and proposed rate increases may be challenged by protest. The FERC can require refunds of amounts collected pursuant to rates that are ultimately found to be unlawful. Because of the complexity of rate making, the lawfulness of any rate is never assured. A successful challenge of the MLP Entities’ interstate natural gas transportation rates could adversely affect their revenues.
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
     Enterprise Products Partners has interests in natural gas pipeline facilities offshore from Texas and Louisiana. These facilities are subject to regulation by the FERC and other federal agencies, including the Department of Interior, under the Outer Continental Shelf Lands Act, and by the Department of Transportation’s Office of Pipeline Safety under the Natural Gas Pipeline Safety Act. TEPPCO’s new maritime transportation business line is subject to federal regulation under the Jones Act and the Merchant Marine Act of 1936.
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
     At December 31, 2007, Enterprise Products Partners’ balance sheet reflected $591.7 million of goodwill and $917.0 million of intangible assets. At December 31, 2007, TEPPCO’s balance sheet reflected $15.5 million of goodwill and $164.7 million of intangible assets. At December 31, 2007, Energy

Transfer Equity’s balance sheet reflected $757.7 million of goodwill and $362.0 million of intangible assets. Additionally, we have recorded $197.6 million of goodwill and $606.9 million of indefinite-lived intangible assets related to the Parent Company’s investment in TEPPCO.
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
     Energy Transfer Equity’s direct and indirect ownership of 100% of the IDRs in ETP (50% prior to November 1, 2006), through its ownership of equity interests in the general partner of ETP, the holder of the IDRs, entitles Energy Transfer Equity to receive its pro rata share of specified percentages of total cash distributions made by ETP as it reaches established target cash distribution levels. The amount of the cash distributions that Energy Transfer Equity received from ETP during its fiscal year 2006 related to its ownership interest in the IDRs has increased at a more rapid rate than the amount of the cash distributions related to its 2% general partner interest in ETP and its common units of ETP. Energy Transfer Equity currently receives its pro rata share of cash distributions from ETP based on the highest incremental percentage, 48%, to which the general partner of ETP is entitled pursuant to its IDRs in ETP. A decrease in the amount of distributions by ETP to less than $0.4125 per ETP common unit per quarter would reduce the general partner of ETP’s percentage of the incremental cash distributions above $0.3175 per common unit per quarter from 48% to 23%. As a result, any such reduction in quarterly cash distributions from ETP would have the effect of disproportionately reducing the amount of all distributions that Energy Transfer Equity receives from ETP based on our ownership interest in the IDRs in ETP as compared to cash distributions Energy Transfer Equity receives from ETP on its 2% general partner interest in ETP and its ETP common units. Any such reduction would reduce the amounts that Energy Transfer Equity could distribute to us directly and indirectly through our equity interests in its general partner.
ETP is under investigation by the FERC and CFTC relating to certain trading and transportation activities, and is a party to certain other commodity-based litigation.
     ETP is under investigation by the FERC and Commodity Futures Trading Commission (“CFTC”) with respect to whether ETP engaged in manipulation or improper trading activities in the Houston Ship Channel market around the times of the hurricanes in the fall of 2005 and other prior periods in order to benefit financially from its commodities derivative positions and from certain of our index-priced physical gas purchases in the Houston Ship Channel market. The FERC is also investigating certain of ETP’s intrastate transportation activities.  Additionally, the FERC has alleged that ETP manipulated daily prices at the Waha Hub near Midland, Texas and the Katy Hub near Houston, Texas. Management of Energy Transfer Equity believes that these agencies will require a payment in order to conclude these investigations on a negotiated settlement basis.  In addition, third parties have asserted claims and may assert additional claims for damages related to these matters.
     On July 26, 2007, the FERC announced that it was taking preliminary action against ETP and proposed civil penalties of $97.5 million and disgorgement of profits, plus interest, of $70.1 million, and, in its lawsuit, the CFTC is seeking civil penalties of $130,000 per violation or three times the profit gained from each violation and other specified relief. In addition, on February 14, 2008, FERC staff recommended an increase in the proposed civil penalties of $25.0 million and disgorgement of profits of $7.3 million. Several natural gas producers and a natural gas marketing company have initiated legal proceedings in Texas state courts against ETP. One of the producers seeks to intervene in the FERC proceedings, alleging that it is entitled to a FERC-ordered refund of $5.9 million, plus interests and costs. On December 20, 2007, FERC denied this producer’s request to intervene in the FERC proceedings and on February 6, 2008 the FERC dismissed this producer’s complaint.
     In addition, a consolidated class action complaint alleging, among other things, manipulation of natural gas index prices has been filed against ETP. For additional information regarding the above actions, see “Commitments and Contigencies – Litigations” in Note 20 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
     At this time, ETP is unable to predict the outcome of these matters; however, it is possible that the amount it becomes obligated to pay as a result of the final resolution of these matters, whether on a negotiated settlement basis or otherwise, will exceed the amount of existing accrual related to these matters.

     As of December 31, 2007, ETP’s accrued amounts for all of its contingencies and current litigation matters (excluding environmental matters) was $30.5 million. Since ETP’s accrual amounts are non-cash, any cash payment of an amount in resolution of these matters would likely be made from cash from operations or borrowings, which payments would reduce its cash available for distributions either directly or as a result of increased principal and interest payments necessary to service any borrowings incurred to finance such payments. If these payments are substantial, ETP and, ultimately, our investee, Energy Transfer Equity, may experience a material adverse impact on results of operations, cash available for distribution and liquidity.
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
     Current law may change, causing us or any of the MLP Entities to be treated as a corporation for federal income tax purposes or otherwise subjecting us or any of the MLP Entities to a material amount of entity level taxation. In addition, because of widespread state budget deficits and other reasons, several states (including Texas) are evaluating ways to enhance state-tax collections. For example, our operating subsidiaries are subject to the Revised Texas Franchise Tax, on the portion of their revenue that is generated in Texas beginning for tax reports due on or after January 1, 2008. Specifically, the Revised Texas Franchise Tax is imposed at a maximum effective rate of 0.7% of the operating subsidiaries’ gross revenue that is apportioned to Texas. If any additional state were to impose an entity-level tax upon us or the MLP Entities as an entity, the cash available for distribution to our unitholders would be reduced.
The tax treatment of publicly traded partnerships or an investment in our Units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
     The present U.S. federal income tax treatment of publicly traded partnerships, including us and the MLP Entities, or an investment in our Units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, or Qualifying Income Exception, affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our Units. For example, in response to certain recent developments, members of Congress are considering substantive changes to the definition of qualifying income under Section 7704(d) of the Internal Revenue Code. It is possible that these legislative efforts could result in changes to the existing U.S. tax laws that affect publicly traded partnerships, including us and the MLP Entities. Modifications to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. We are unable to predict whether any changes will ultimately be enacted. Any such changes could negatively impact the value of an investment in our Units.
If the IRS contests the federal income tax positions we take, the market for our Units may be adversely impacted, and the costs of any contest will be borne by our unitholders and EPE Holdings.
     The IRS may adopt positions that differ from the position we take, even positions taken with advice of counsel. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest with the IRS may materially and adversely impact the market for our Units and the price at which they trade. In addition, the costs of any contest with the IRS, principally legal, accounting and related fees will result in a reduction in cash available for distribution to our unitholders and our general partner and thus will be borne indirectly by our unitholders and our general partner.
A successful IRS contest of the federal income tax positions taken by any of the MLP Entities may adversely impact the market for its common units, and the costs of any contest will be borne by such MLP Entity, and therefore indirectly by us and the other unitholders of the MLP Entities.
     The IRS may adopt positions that differ from the positions each of the MLP Entities takes, even positions taken with the advice of counsel. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions such MLP Entity takes. A court may not agree with all of the positions such MLP Entity takes. Any contest with the IRS may materially and adversely impact the market for the MLP Entities’ common units and the prices at which the common units trade. In addition, the costs of any contest with the IRS, principally legal, accounting and related fees will be borne by the MLP Entities and therefore indirectly by us, as a unitholder of such MLP Entity, and by the other unitholders of the MLP Entities.
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

Tax-exempt entities and non-U.S. persons face unique tax issues from owning Units that may result in adverse tax consequences to them.
     Investment in Units by tax-exempt entities, such as individual retirement accounts (known as IRAs), other retirement plans and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.
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
We prorate our items of income, gain, loss and deduction between transferors and transferees of the Units each month based upon the ownership of the units on the first day of each month, instead of on the basis of the date a particular Unit is transferred.
     We prorate our items of income, gain, loss and deduction between transferors and transferees of the Units each month based upon the ownership of the Units on the first day of each month, instead of on the basis of the date a particular Unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to sucessfully challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction amount our unitholders.
The publicly traded partnerships in which we own interests have adopted certain methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders of these publicly traded partnerships. The Internal Revenue Service may challenge this treatment, which could adversely affect the value of the units of a publicly traded partnership in which we own interests and our Units.
     When we, or an MLP Entity, issue additional equity securities or engage in certain other transactions, the applicable MLP Entity determines the fair market value of its assets and allocates any unrealized gain or loss attributable to such assets to the capital accounts of the MLP Entity’s public unitholders and the MLP Entity’s general partner. This methodology may be viewed as understating the value of the applicable MLP Entity’s assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner of the MLP Entity, which may be unfavorable to such unitholders. Moreover, under this methodology, subsequent purchasers of our units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to an MLP Entity’s intangible assets and a lesser portion allocated to an MLP Entity’s tangible assets. The Internal Revenue Service may challenge these methods, or our or an MLP Entity’s allocation of income, gain, loss and deduction between the general partner of the MLP Entity and certain of the MLP Entity’s public unitholders.
     A successful Internal Revenue Service challenge to these methods or allocations could adversely affect the amount of gain on the sale of units by our unitholders or an MLP Entity’s unitholders and could have a negative impact on the value of our units or those of an MLP Entity or result in audit adjustments to the tax returns of our or an MLP Entity’s unitholders without the benefit of additional deductions.

Our unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our Units.
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
The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.
     We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income.
Item 1B. Unresolved Staff Comments.
     None.
Item 3. Legal Proceedings.
     Information regarding significant legal proceedings affecting us or our unconsolidated affiliates is presented under “Commitments and Contingencies – Litigation” in Note 20 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report. Such information is incorporated by reference into this Item 3.
     On February 14, 2008, Joel A. Gerber, a purported unitholder of the Parent Company, filed a derivative complaint on behalf of the Parent Company in the Court of Chancery of the State of Delaware. The complaint names as defendants EPE Holdings; the Board of Directors of EPE Holdings; EPCO; and Dan L. Duncan and certain of his affiliates. The Parent Company is named as a nominal defendant. The complaint alleges that the defendants, in breach of their fiduciary duties to the Parent Company and its unitholders, caused the Parent Company to purchase in May 2007 the TEPPCO GP membership interests and TEPPCO common units from Mr. Duncan’s affiliates at an unfair price. The complaint also alleges that Charles E. McMahen, Edwin E. Smith and Thurmon Andress, constituting the three members of EPE Holdings’ ACG Committee, cannot be considered independent because of their relationships with Mr. Duncan.  The complaint seeks relief (i) awarding damages for profits allegedly obtained by the defendants as a result of the alleged wrongdoings in the complaint and (ii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts. Management believes this lawsuit is without merit and intends to vigorously defend against it. For information regarding our relationship with Mr. Duncan and his affiliates, see Note 17 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
     Item 4. Submission of Matters to a Vote of Security Holders.
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.
Market Information and Cash Distributions
     Our Units are listed on the NYSE under the ticker symbol “EPE.” As of February 1, 2008, there were approximately 70 unitholders of record of our Units. The following table presents the high and low sales prices for our Units during the periods indicated (as reported by the NYSE Composite Transaction Tape) and the amount, record date and payment date of the quarterly cash distributions we paid on each of our Units with respect to such periods.

			Cash Distribution History
	Price Ranges		Per	Record	Payment
	High	Low	Unit	Date	Date

2006
1st Quarter	$40.650	$37.350	$0.295	Apr. 28, 2006	May 11, 2006
2nd Quarter	$37.670	$30.700	$0.310	Jul. 31, 2006	Aug. 11, 2006
3rd Quarter	$36.930	$31.680	$0.335	Oct. 31, 2006	Nov. 9, 2006
4th Quarter	$37.490	$31.330	$0.350	Jan. 31, 2007	Feb. 9, 2007
2007
1st Quarter	$40.100	$34.700	$0.365	Apr. 30, 2007	May 11, 2007
2nd Quarter	$41.880	$36.330	$0.380	Jul. 31, 2007	Aug. 10, 2007
3rd Quarter	$46.960	$32.760	$0.395	Oct. 31, 2007	Nov. 9, 2007
4th Quarter	$37.750	$32.850	$0.410	Jan. 31, 2008	Feb. 8, 2008
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
Recent Sales of Unregistered Securities
     In May 2007, the Parent Company issued an aggregate of 14,173,304 Class B Units and 16,000,000 Class C Units to DFI and DFIGP in connection with their contribution of 4,400,000 common units representing limited partner interests of TEPPCO and 100% of the membership interests of TEPPCO GP. In July 2007, all of the Class B Units converted to Units on a one-to-one basis. See Note 16 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding our Units.
Units Authorized for Issuance Under Equity Compensation Plan
     See “Securities Authorized for Issuance Under Equity Compensation Plans” under Item 12 of this annual report, which is incorporated by reference into this Item 5.
Issuer Purchases of Equity Securities
     None.

Item 6. Selected Financial Data.
     The following table presents selected historical consolidated financial data for the Partnership. Information presented with respect to the years ended December 31, 2007, 2006 and 2005 and at December 31, 2007 and 2006 should be read in conjunction with the audited financial statements included under Item 8 of this annual report. The operating results and balance sheet information for periods prior to 2005 are derived from the financial information of our predecessor, EPGP and its subsidiaries, which includes Enterprise Products Partners. Information regarding our results of operations and liquidity and capital resources can be found under Item 7 of this annual report. As presented in the table, amounts are in thousands (except per unit data).

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Results of operations data: (1)
Revenues	$26,713,769	$23,612,146	$20,858,240	$8,321,202	$5,346,431
Income from continuing operations (2)	$109,021	$133,899	$82,436	$29,562	$15,861
Basic and diluted net income per unit (3)	$0.97	$1.30	$0.90	$0.40	$0.21
Other financial data:
Distributions per unit (4)	$1.55	$1.29	$0.372	n/a	n/a

	At December 31,
	2007	2006	2005	2004	2003
Financial position data: (1)
Total assets	$23,724,102	$18,699,891	$17,074,071	$11,315,901	$4,802,802
Long-term and current maturities of debt (5)	$9,861,205	$7,053,877	$6,493,301	$4,647,669	$2,139,548
Partners’ equity (6)	$2,039,022	$1,440,249	$1,469,606	$74,045	$36,443
Total Units outstanding (7)	112,325	103,057	91,802	74,667	74,667

(1)	In general, our historical results of operations and financial position have been affected by business combinations, asset acquisitions and other capital spending, including the consolidation of TEPPCO effective January 1, 2005. In February 2005, private company affiliates of EPCO under common control with the Parent Company acquired ownership interests in TEPPCO and TEPPCO GP. In September 2004, Enterprise Products Partners completed a merger with GulfTerra Energy Partners, L.P., which significantly expanded Enterprise Products Partners’ asset base and earnings. In May 2007, the Parent Company acquired non-controlling interests in both Energy Transfer Equity and LE GP.

(2)	Amounts presented are before the cumulative effect of changes in accounting principles.

(3)	For information regarding our earnings per unit for the years ended December 31, 2007, 2006 and 2005, see Note 19 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

(4)	For information regarding the Parent Company’s cash distributions, see Note 16 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

(5)	In general, our consolidated debt has increased over time as a result of financing all or a portion of acquisitions and other capital spending. The inclusion of TEPPCO effective January 1, 2005 also increased consolidated debt.

(6)	For information regarding our partners’ equity, see Note 16 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

(7)	Represents the weighted-average number of Units outstanding during each year. For additional information regarding Units outstanding, see Note 19 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For the years ended December 31, 2007, 2006 and 2005.
     The following information should be read in conjunction with our consolidated financial statements and our accompanying notes included under Item 8 of this annual report. Our discussion and analysis includes the following:
▪	Cautionary Note Regarding Forward-Looking Statements.

▪	Significant Relationships Referenced in this Discussion and Analysis.

•	Overview of Business.

▪	Basis of Presentation.

▪	Recent Developments – Discusses significant matters pertaining to the Parent Company during the year ended December 31, 2007.

▪	Results of Operations – Discusses material year-to-year variances in our Statements of Consolidated Operations.

▪	Liquidity and Capital Resources – Addresses available sources of liquidity and capital resources and includes a discussion of our capital spending program.

▪	Critical Accounting Policies and Estimates.

▪	Other Items – Includes information related to contractual obligations, off-balance sheet arrangements, related party transactions, recent accounting pronouncements and similar disclosures.
     As generally used in the energy industry and in this discussion, the identified terms have the following meanings:

/d	= per day
BBtus	= billion British thermal units
Bcf	= billion cubic feet
MBPD	= thousand barrels per day
MMBbls	= million barrels
MMBtus	= million British thermal units
MMcf	= million cubic feet
Mcf	= thousand cubic feet
     Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Cautionary Note Regarding Forward-Looking Statements
     This management’s discussion and analysis contains various forward-looking statements and information that are based on our beliefs and those of EPE Holdings, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “forecast,” “intend,” “could,” “should,” “will,” “believe,” “may,” “potential,” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and EPE Holdings believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor EPE Holdings can give any assurances that such expectations will prove to be correct. Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A of this annual report. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements.
Significant Relationships Referenced in this Discussion and Analysis
     Unless the context requires otherwise, references to “we,” “us,” “our,” or “the Partnership” are intended to mean the business and operations of Enterprise GP Holdings L.P. and its consolidated subsidiaries.
     References to “the Parent Company” mean Enterprise GP Holdings L.P., individually as the parent company, and not on a consolidated basis. The Parent Company is owned 99.99% by its limited partners and 0.01% by its general partner, EPE Holdings, LLC (“EPE Holdings”). EPE Holdings is a wholly owned subsidiary of Dan Duncan, LLC, the membership interests of which are owned by Dan L. Duncan.
     References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.” References to “EPGP” refer to Enterprise Products GP, LLC, which is the general partner of Enterprise Products Partners. Enterprise Products Partners has no business activities outside those conducted by its operating subsidiary, Enterprise Products Operating LLC (“EPO”). EPGP is owned by the Parent Company.
     References to “Duncan Energy Partners” mean Duncan Energy Partners L.P., which is a consolidated subsidiary of EPO. Duncan Energy Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.” References to “DEP GP” mean DEP Holdings, LLC, which is the general partner of Duncan Energy Partners.
     References to “TEPPCO” mean TEPPCO Partners, L.P., a publicly traded affiliate, the common units of which are listed on the NYSE under the ticker symbol “TPP.” References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO. TEPPCO GP is owned by the Parent Company.
     References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries, which includes Energy Transfer Partners, L.P. (“ETP”). Energy Transfer Equity is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “ETE.” The general partner of Energy Transfer Equity is LE GP, LLC (“LE GP”). On May 7, 2007, the Parent Company acquired non-controlling interests in both Energy Transfer Equity and LE GP.
     References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”) and EPE Unit III, L.P. (“EPE Unit III”), collectively, which are private company affiliates of EPCO, Inc. See Note 25 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding the formation of Enterprise Unit L.P. in February 2008.
     References to “EPCO” mean EPCO, Inc. and its private company affiliates, which are related party affiliates to all of the foregoing named entities. Mr. Duncan is the Group Co-Chairman and controlling shareholder of EPCO.
     References to “DFI” mean Duncan Family Interests, Inc. and “DFIGP” mean DFI GP Holdings, L.P. DFI and DFIGP are private company affiliates of EPCO. The Parent Company acquired its ownership interests in TEPPCO and TEPPCO GP from DFI and DFIGP.
     The Parent Company, Enterprise Products Partners, EPGP, TEPPCO, TEPPCO GP, the Employee Partnerships, EPCO, DFI and DFIGP are affiliates under common control of Mr. Duncan. We do not control Energy Transfer Equity or LE GP.

Overview of Business
     We are a publicly traded Delaware limited partnership, the registered limited partnership interests (the “Units”) of which are listed on the NYSE under the ticker symbol “EPE.” The current business of Enterprise GP Holdings L.P. is the ownership of general and limited partner interests of publicly traded partnerships engaged in the midstream energy industry and related businesses.
     The Parent Company is owned 99.99% by its limited partners and 0.01% by its general partner, EPE Holdings. EPE Holdings is a wholly owned subsidiary of Dan Duncan, LLC, the membership interests of which are owned by Dan L. Duncan. The Parent Company has no operations apart from its investing activities and indirectly overseeing the management of the entities controlled by it. At December 31, 2007 the Parent Company had investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners.
     See Note 24 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for financial information regarding the Parent Company.
Basis of Presentation
     In accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and various other accounting standard-setting organizations, our general purpose financial statements reflect the consolidation of the financial statements of businesses that we control through the ownership of general partner interests (e.g. Enterprise Products Partners and TEPPCO). Our general purpose consolidated financial statements present those investments in which we do not have a controlling interest as unconsolidated affiliates (e.g. Energy Transfer Equity and LE GP). To the extent that Enterprise Products Partners and TEPPCO reflect investments in unconsolidated affiliates in their respective consolidated financial statements, such investments will also be reflected as such in our general purpose financial statements unless subsequently consolidated by us due to common control considerations (e.g. Jonah Gas Gathering Company). Also, minority interest presented in our financial statements reflects third-party and related party ownership of our consolidated subsidiaries, which include the third-party and related party unitholders of Enterprise Products Partners, TEPPCO and Duncan Energy Partners other than the Parent Company. Unless noted otherwise, our discussions and analysis in this annual report are presented from the perspective of our consolidated businesses and operations.
Recent Developments
     The following information highlights the Parent Company’s significant developments since January 1, 2007 through the date of this filing.
Contribution of Equity Interests in TEPPCO and TEPPCO GP in May 2007
     In May 2007, we issued an aggregate of 14,173,304 Class B Units and 16,000,000 Class C Units to DFI and DFIGP in connection with their contribution of 4,400,000 common units representing limited partner interest of TEPPCO and 100% of the membership interests of TEPPCO GP (including associated TEPPCO incentive distribution rights (“IDRs”)). TEPPCO GP is entitled to 2% of the cash distributions paid by TEPPCO as well as the associated IDRs of TEPPCO. The 14,173,304 Class B Units were converted to Units in July 2007 and receive quarterly cash distributions. The Class C Units will not receive any cash distributions until 2009. See Note 16 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding our Units.
Acquisition of Equity Interests in Energy Transfer Equity and LE GP in May 2007
     In May 2007, the Parent Company acquired 38,976,090 common units of Energy Transfer Equity and approximately 34.9% of the membership interests in LE GP for $1.65 billion in cash. These partnership and membership interests represent non-controlling interests in each entity. Energy Transfer Equity owns common units of ETP and the general partner of ETP, which is entitled to 2% of the quarterly cash distributions of ETP as well as the associated IDRs of ETP. This acquisition was initially financed using borrowings under an interim credit agreement, which was replaced in stages (see below) by long-term financing. See Note 12 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for additional regarding our investments in Energy Transfer Equity and LE GP.
Offering of 20,134,220 Units Completed in July 2007
     In July 2007, the Parent Company completed a private placement of 20,134,220 Units to third party investors at $37.25 per Unit. The net proceeds of this private placement were approximately $739.0 million and were used to repay an equal amount of borrowings under the interim credit agreement used to finance the May 2007 acquisition of ownership interests in Energy Transfer Equity and LE GP. These Units were subsequently registered for resale in October 2007.
New Credit Agreement Executed in August 2007
     In August 2007, the Parent Company executed a new credit agreement (the “EPE August 2007 Credit Agreement”) that provided for a $200.0 million revolving credit facility (the “August 2007 Revolver”), a $125.0 million term loan (“Term Loan A”) and an $850.0 million term loan (“Term Loan A-2”). Borrowings under the EPE August 2007 Credit Agreement were used to repay amounts outstanding under the interim credit facility used to finance the May 2007 acquisition of ownership interests in Energy Transfer Equity and LE GP. Amounts borrowed under Term Loan A mature in September 2012. Amounts borrowed under Term Loan A-2 were refinanced in November 2007 with proceeds from Term Loan B (see below). See Note 15 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding our debt obligations.
$850 Million Term Loan Executed in November 2007
     In November 2007, the Parent Company executed a seven-year, $850 million senior secured term loan (“Term Loan B”) due November 2014 in the institutional loan market. Proceeds from Term Loan B were used to permanently refinance borrowings outstanding under the Parent Company’s Term Loan A-2. This transaction completed the permanent financing related to the Parent Company’s $1.65 billion acquisition of ownership interests in Energy Transfer Equity and LE GP.
Results of Operations
     Our investing activities are organized into business segments that reflect how the Chief Executive Officer of our general partner (i.e., our chief operating decision maker) routinely manages and reviews the financial performance of the Parent Company’s investments. On a consolidated basis, we have three reportable business segments:
▪	Investment in Enterprise Products Partners – Reflects the consolidated operations of Enterprise Products Partners and its general partner, EPGP.

▪	Investment in TEPPCO – Reflects the consolidated operations of TEPPCO and its general partner, TEPPCO GP. This segment also includes the assets and operations of Jonah Gas Gathering Company (“Jonah”).

▪	Investment in Energy Transfer Equity – Reflects the Parent Company’s investments in Energy Transfer Equity and its general partner, LE GP. These investments were acquired in May 2007. The Parent Company accounts for these non-controlling investments using the equity method of accounting.
     Each of the respective general partners of Enterprise Products Partners, TEPPCO and Energy Transfer Equity have separate operating management and boards of directors, with each board having at least three independent directors. We control Enterprise Products Partners and TEPPCO through our ownership of their respective general partners. We do not control Energy Transfer Equity or its general partner.
     TEPPCO and Enterprise Products Partners are joint venture partners in Jonah, which owns a natural gas gathering system (the “Jonah system”) located in southwest Wyoming. Within their respective financial statements, Enterprise Products Partners and TEPPCO account for their individual ownership interests in Jonah using the equity method of accounting. As a result of common control at the Parent Company level, Jonah is a consolidated subsidiary of the Parent Company. For financial reporting purposes, management elected to classify the assets and results of operations from Jonah within our Investment in TEPPCO segment.
     We evaluate segment performance based on operating income. For additional information regarding our business segments, see Note 4 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

     The following table summarizes our historical financial information by business segment for the periods indicated (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Revenues:
Investment in Enterprise Products Partners	$16,950,125	$13,990,969	$12,256,959
Investment in TEPPCO	9,862,676	9,691,320	8,618,487
Eliminations (1)	(99,032)	(70,143)	(17,206)

Total revenues	26,713,769	23,612,146	20,858,240

Costs and expenses:
Investment in Enterprise Products Partners	16,097,178	13,154,755	11,609,958
Investment in TEPPCO	9,520,610	9,425,153	8,395,621
Other, non-segment including Parent Company (2)	(84,241)	(59,569)	(16,745)

Total costs and expenses	25,533,547	22,520,339	19,988,834

Equity earnings (loss):
Investment in Enterprise Products Partners	20,301	21,327	14,548
Investment in TEPPCO	(9,793)	3,886	20,093
Investment in Energy Transfer Equity (3)	3,095	—	—

Total equity earnings	13,603	25,213	34,641

Operating income:
Investment in Enterprise Products Partners	873,248	857,541	661,549
Investment in TEPPCO	332,273	270,053	242,959
Investment in Energy Transfer Equity	3,095	—	—
Other, non-segment including Parent Company	(14,791)	(10,574)	(461)

Total operating income	1,193,825	1,117,020	904,047
Interest expense	(487,419)	(333,742)	(330,862)
Provision for income taxes	(15,813)	(21,974)	(8,363)
Other income, net	71,788	11,180	(3,442)

Income before minority interest and cumulative effect of changes in accounting principles	762,381	772,484	561,380
Minority interest (4)	(653,360)	(638,585)	(478,944)
Cumulative effect of changes in accounting principles (5)	—	93	(227)

Net income	$109,021	$133,992	$82,209

(1)	Represents the elimination of revenues between our business segments.

(2)	Represents the elimination of expenses between business segments. In addition, these amounts include nominal amounts of general and administrative costs of the Parent Company. Such costs were $4.3 million, $2.1 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(3)	Represents equity earnings from the Parent Company’s investments in Energy Transfer Equity and LE GP. See Note 12 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding these investments, including related excess cost amortization.

(4)	Minority interest represents the allocation of earnings of our consolidated subsidiaries to third party and related party owners of such entities other than the Parent Company. See Note 2 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding our minority interest amounts.

(5)	For information regarding these changes in accounting principles, including a presentation of the pro forma effects these changes would have on our historical earnings, see Note 9 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
     The following information is a detailed analysis of our operating income by business segment.
Comparison of 2007 with 2006
     Investment in Enterprise Products Partners. Segment revenues increased $2.96 billion year-to-year primarily due to higher energy commodity sales volumes and prices during 2007 relative to 2006. Revenues for 2007 include $36.1 million of proceeds from business interruption insurance claims compared to $63.9 million of proceeds during 2006.

     Segment costs and expenses, which include operating, general and administrative costs, increased $2.94 billion year-to-year. Operating costs and expenses for this business segment increased $2.92 billion year-to-year primarily due to higher cost of sales associated with Enterprise Products Partners’ natural gas, NGL and petrochemical marketing activities and the addition of costs and expenses attributable to acquired businesses and constructed assets. Segment general and administrative costs increased $22.5 million year-to-year primarily due to the recognition of a severance obligation in 2007 and an increase in legal fees.
     Changes in Enterprise Products Partners’ revenues and costs and expenses year-to-year are explained in part by changes in energy commodity prices. The weighted-average indicative market price for NGLs was $1.19 per gallon during 2007 versus $1.00 per gallon during 2006. Our determination of the weighted-average indicative market price for NGLs is based on U.S. Gulf Coast prices for such products at Mont Belvieu, Texas, which is the primary industry hub for domestic NGL production. The market price of natural gas (as measured at Henry Hub) averaged $6.86 per MMBtu during 2007 versus $7.24 per MMBtu during 2006.
     Total segment operating income increased $15.7 million year-to-year due to strength in the underlying performance of Enterprise Products Partners. Enterprise Products Partners operates in four primary business lines: NGL Pipelines & Services, Onshore Natural Gas Pipelines & Services, Offshore Pipelines & Services and Petrochemical Services.
     Segment operating income attributable to NGL Pipelines & Services increased $19.3 million year-to-year. Strong demand for NGLs in 2007 compared to 2006 led to higher natural gas processing margins, increased volumes of natural gas processed under fee-based contracts and higher NGL throughput volumes at certain of Enterprise Products Partners’ pipelines and fractionation facilities. This business line benefited from higher tariff rates on Enterprise Products Partners’ Mid-America Pipeline System and contributions to operating income during 2007 from its DEP South Texas NGL Pipeline. In addition, operating income for 2007 includes $32.7 million of proceeds from business interruption insurance claims compared to $40.4 million of proceeds during 2006.
     Segment operating income attributable to Onshore Natural Gas Pipelines & Services decreased $40.0 million year-to-year primarily due to higher operating costs and expenses from Enterprise Products Partners’ Acadian System, Carlsbad and Waha Gathering Systems and Texas Intrastate System. Segment operating income attributable to Offshore Pipelines & Services increased $43.5 million year-to-year. Enterprise Products Partners’ Independence Hub platform and Independence Trail pipeline contributed $64.6 million to operating income during 2007. In addition, operating income for 2007 includes $3.4 million of proceeds from business interruption insurance claims compared to $23.5 million during 2006.
     Segment operating income attributable to Petrochemical Services decreased $8.9 million year-to-year. Improved results from this business line attributable to higher butane isomerization processing volumes were more than offset by lower octane enhancement sales margins during 2007 relative to 2006.
     Investment in TEPPCO. Segment revenues increased $171.4 million year-to-year primarily due to higher crude oil prices and petroleum products sales volumes and higher pipeline throughput volumes during 2007 relative to 2006. These factors contributed to higher revenues associated with TEPPCO’s crude oil marketing activities and pipeline operations.
     Segment costs and expenses increased $95.5 million year-to-year. Operating costs and expenses for this business segment increased $88.5 million year-to-year primarily due to an increase in the cost of sales associated with TEPPCO’s marketing activities. The cost of sales of its petroleum products increased year-to-year as a result of higher sales volumes and crude oil prices. Segment general and administrative costs increased $7.0 million year-to-year primarily due to expenses associated with office facilities and insurance costs.
     Changes in TEPPCO’s revenues and costs and expenses year-to-year are explained in part by changes in energy commodity prices. The market price of crude oil (as measured on the NYMEX) averaged $72.24 per barrel during 2007 compared to an average of $66.23 per barrel during 2006 – a 9%

increase. The year-to-year increase in TEPPCO’s revenues and costs and expenses is partially offset by the effects of implementing new accounting guidance. Beginning in April 2006, TEPPCO ceased to record gross revenues and costs and expenses for sales of crude oil inventory under buy/sell agreements with the same party. These transactions are currently presented on a net basis in our Statements of Consolidated Operations.
     Segment operating income increased $62.2 million year-to-year primarily due to the underlying results of TEPPCO’s three primary business lines: Downstream, Upstream and Midstream. Segment operating income attributable to Downstream increased $39.4 million year-to-year primarily due to improved results from TEPPCO’s pipeline operations and a gain that TEPPCO recorded in connection with its sale of assets to a third-party in March 2007. Segment operating income attributable to Downstream benefited from a year-to-year increase in refined products transportation volumes.
     Segment operating income attributable to Upstream increased $4.1 million year-to-year primarily due to higher crude oil sales volumes and prices during 2007 compared to 2006. Segment operating income attributable to Midstream increased $20.1 million year-to-year primarily due to earnings growth from expansions on the Jonah system. Expansion projects on the Jonah system have increased capacity and reduced operating pressures, which are anticipated to lead to increased production rates and ultimate reserve recoveries. Natural gas gathering volumes on the Jonah system averaged 1.6 Bcf/d during 2007 compared to 1.3 Bcf/d during 2006.
     Investment in Energy Transfer Equity. This segment reflects the Parent Company’s non-controlling ownership interests in Energy Transfer Equity and its general partner, LE GP, both of which are accounted for using the equity method. In May 2007, the Parent Company paid $1.65 billion to acquire approximately 17.6% of the common units of Energy Transfer Equity, or 38,976,090 units, and approximately 34.9% of the membership interests of LE GP.
     We recorded total equity earnings of $3.1 million from Energy Transfer Equity and LE GP for the period since our acquisition of such interests on May 7, 2007 through December 31, 2007. Our equity earnings from Energy Transfer Equity and LE GP were reduced by $26.7 million of excess cost amortization. Our equity earnings are based on the SEC filings of Energy Transfer Equity. For additional information regarding our investments in Energy Transfer Equity and LE GP, see Note 12 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
Comparison of 2006 with 2005
     Investment in Enterprise Products Partners. Segment revenues increased $1.73 billion year-to-year primarily due to higher energy commodity sales volumes and prices in 2006 relative to 2005. Revenues for 2006 include $63.9 million of proceeds from business interruption insurance claims compared to $4.8 million of proceeds during 2006.
     Segment costs and expenses increased $1.54 billion year-to-year. The increase in segment costs and expenses is primarily due to an increase in the cost of sales associated with Enterprise Products Partners’ marketing activities. The cost of sales of its NGL, natural gas and petrochemical products increased as a result of higher sales volumes and energy commodity prices in 2006 relative to 2005. Segment general and administrative costs increased $1.9 million year-to-year.
     Changes in Enterprise Products Partners’ revenues and costs and expenses year-to-year are explained in part by changes in energy commodity prices. The weighted-average indicative market price for NGLs was $1.00 per gallon during 2006 versus $0.91 per gallon during 2005. The Henry Hub price of natural gas averaged $7.24 per MMBtu during 2006 versus $8.64 per MMBtu during 2005.
     Total segment operating income increased $196.0 million year-to-year. Segment operating income attributable to NGL Pipelines & Services increased $152.1 million year-to-year primarily due to strong demand for NGLs in 2006 compared to 2005, which resulted in higher natural gas processing margins, increased volumes of natural gas processed under fee-based contracts and higher NGL throughput volumes at certain of Enterprise Products Partners’ pipelines and fractionation facilities. In addition, the change in operating income attributed to NGL Pipelines & Services reflects $40.4 million of proceeds from business interruption insurance claims during 2006 compared to $4.8 million of proceeds during 2005.
     Segment operating income attributable to Onshore Natural Gas Pipelines & Services decreased $17.4 million year-to-year. This decrease is primarily due to (i) lower revenues on Enterprise Products Partners’ San Juan Gathering System associated with certain gathering contracts in which the fees are based on an index price for natural gas and (ii) mechanical problems at Enterprise Products Partners’ Wilson natural gas storage facility in Texas. Gathering revenues on the San Juan Gathering System were affected by average index prices for natural gas that were significantly higher during 2005 relative to 2006 due to supply interruptions and higher regional demand caused by Hurricanes Katrina and Rita.
     Segment operating income attributable to Offshore Pipelines & Services increased $16.7 million year-to-year primarily due to higher crude oil transportation volumes resulting from increased production activity by Enterprise Products Partners’ customers. Segment operating income attributed to Offshore Pipelines & Services for 2006 includes $23.5 million of proceeds from business interruption insurance claims related to Hurricanes Katrina, Rita and Ivan. However, as a result of industry losses associated with these storms, insurance costs for offshore operations have increased dramatically. Insurance costs for Enterprise Products Partners’ offshore assets were $21.6 million for 2006 compared to $6.5 million for 2005.
     Segment operating income attributable to Petrochemical Services increased $45.4 million year-to-year primarily due to improved results from Enterprise Products Partners’ octane enhancement business attributable to higher isooctane sales volumes and prices. Isooctane, a high octane, low vapor pressure motor gasoline additive, complements the increasing use of ethanol, which has a high vapor pressure. Enterprise Products Partners’ octane enhancement production facility commenced isooctane production in the second quarter of 2005.
     Investment in TEPPCO. Segment revenues increased $1.07 billion year-to-year primarily due to higher crude oil prices and petroleum products sales volumes in 2006 relative to 2005. These factors contributed to higher revenues associated with TEPPCO’s crude oil marketing activities.
     Segment costs and expenses increased $1.03 billion year-to-year. The increase in segment costs and expenses is primarily due to an increase in the cost of sales associated with TEPPCO’s marketing activities. The cost of sales of its petroleum products increased as a result of higher sales volumes and crude oil prices in 2006 relative to 2005. Segment general and administrative costs decreased $0.9 million year-to-year.
     Changes in TEPPCO’s revenues and costs and expenses year-to-year are explained in part by changes in energy commodity prices. The market price of crude oil (as measured on the NYMEX) averaged $66.23 per barrel during 2006 compared to an average of $56.65 per barrel during 2005.
     Segment operating income increased $27.1 million year-to-year. Segment operating income attributable to Downstream decreased $1.9 million year-to-year primarily due to lower transportation volumes and higher pipeline integrity costs associated with the Centennial pipeline during 2006 relative to 2005. Results from TEPPCO’s Downstream business line for 2006 benefited from higher volumes and average per barrel rates associated with refined product movements and the inclusion of results from storage assets TEPPCO acquired in 2005.
     Segment operating income attributable to Upstream increased $26.5 million year-to-year. This increase is primarily due to higher sales margins and volumes associated with TEPPCO’s crude oil marketing activities during 2006 relative to 2005. Segment operating income attributable to Midstream increased $4.2 million primarily due to earnings growth from system expansions on the Jonah system.

Interest Expense
     The following table presents the components of interest expense as presented in our Statements of Consolidated Operations for the periods indicated (dollars in thousands):

	For the Years
	Ended December 31,
	2007	2006	2005

Interest expense attributable to:
Consolidated debt obligations of Enterprise Products Partners	$311,764	$238,023	$230,549
Consolidated debt obligations of TEPPCO	101,223	86,171	81,861
Parent Company debt obligations	74,432	9,548	3,445
EPGP related party note payable	—	—	15,007

Total interest expense	$487,419	$333,742	$330,862

     Interest expense for Enterprise Products Partners and TEPPCO has increased in the current year relative to prior years primarily due to borrowings to finance their respective capital spending programs. See Note 15 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding our consolidated debt obligations, which include the consolidated debt obligations of Enterprise Products Partners and TEPPCO.
     Parent Company interest expense increased during the 2007 period as a result of borrowings it made during May 2007 to acquire interests in Energy Transfer Equity and LE GP.
     EPGP incurred interest expense related to a $370.0 million note payable with an affiliate owned by Dan L. Duncan. This note originated in September 2004 and was repaid in August 2005.
Other Income, Net
     On March 1, 2007, TEPPCO sold its 49.5% ownership interest in Mont Belvieu Storage Partners, L.P. (“MB Storage”) and its 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) to Louis Dreyfus Energy Services L.P. for approximately $137.3 million in cash. TEPPCO recognized a gain of approximately $59.6 million related to its sale of these equity interests, which is included in other income for the year ended December 31, 2007.
Minority Interest Expense
     Minority interest expense amounts attributable to the limited partners of Enterprise Products Partners, Duncan Energy Partners and TEPPCO primarily represent allocations of earnings by these entities to their unitholders, excluding those earnings allocated to the Parent Company in connection with its ownership of common units of Enterprise Products Partners and TEPPCO. The following table presents the components of minority interest expense as presented on our Statements of Consolidated Operations for the periods indicated (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Limited partners of Enterprise Products Partners (1)	$404,779	$486,398	$347,882
Limited partners of Duncan Energy Partners (2)	13,879	—	—
Related party former owners of TEPPCO GP	—	16,502	10,321
Limited partners of TEPPCO (3)	217,938	126,606	114,980
Joint venture partners	16,764	9,079	5,761

Total	$653,360	$638,585	$478,944

(1)	The $81.6 million decrease between 2007 and 2006 is primarily due to $67.5 million decrease in Enterprise Products Partners’ net income in 2007, which was influenced by a $73.7 million increase in interest expense. In addition, Enterprise Products Partners’ earnings allocation to EPGP increased $18.9 million year-to-year primarily due to higher incentive earnings allocated to EPGP in connection with its IDRs in Enterprise Products Partners’ cash distributions.

(2)	Represents the allocation of Duncan Energy Partners earnings to its third party unitholders. Duncan Energy Partners completed its initial public offering in February 2007.

(3)	The $91.3 million increase between 2007 and 2006 is primarily due to a $77.1 million increase in TEPPCO’s net income in 2007, which benefited from a $72.8 million gain on the sale of an equity investment and related assets in the first quarter of 2007 to a third party, and earnings allocated to the 9.7 million TEPPCO common units retained by DFI and DFI GP in connection with the conversion of TEPPCO’s 50%-split IDRs in December 2006. See Note 1 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for additional information regarding the basis of presentation of the TEPPCO IDRs.
General Outlook for 2008
Parent Company
     Enterprise Products Partners, TEPPCO and ETP are each in the process of investing significant capital to build new energy infrastructure and expand their existing system of midstream energy assets. To the extent these limited partnerships issue common units to fund a portion of such expansion capital spending, the distributions paid to their respective general partners will increase, assuming the cash distribution rate by to each partnership’s respective unitholders remains at current levels or increases. Once such expansion projects become operational and have sufficient volumes, they are expected to result in new sources of operating income and incremental cash flow for the respective partnerships.
     To the extent that such incremental cash flows support an increase in the distribution rate of Enterprise Products Partners, TEPPCO and ETP, then the respective general partner of each of these partnerships will receive a disproportionate increase in the cash distributions it receives as a result of its ownership of IDRs. Energy Transfer Equity would benefit from a distribution rate increase by ETP. Such distribution increases would increase the Parent Company’s cash flow from operations and would provide the support for future increases in its cash distribution rate to unitholders.
Enterprise Products Partners
     Enterprise Products Partners is currently in a major asset construction phase that began in 2005. Fiscal 2007 was a transitional year as it completed construction of several major projects and placed them into service for a portion of 2007. These projects included the Independence Hub platform and Trail pipeline, Meeker natural gas processing plant, Hobbs NGL fractionator, expansion of the Mid-America Pipeline System and a new propylene fractionator at Mont Belvieu. Additionally, in February 2008, Enterprise Products Partners placed its Pioneer cryogenic natural gas processing plant into service. Enterprise Products Partners expects these expansion projects to significantly increase its revenue, operating income and cash flow from operations as volumes increase in 2008.
     Enterprise Products Partners expects to realize additional revenues, operating income and cash flow from operations as it places other expansion projects into service during the second half of 2008. These projects include, but are not limited to, expansion of the Meeker natural gas processing plant, construction of the Exxon central treating facility, and completion of the Sherman Extension natural gas pipeline, which is part of the Texas Intrastate System.

     Enterprise Products Partners is continuing to expand its relationships with existing customers and pursue service agreements with new customers that would provide additional volumes to both its existing and newly constructed assets. Based on current general and industry economic conditions, Enterprise Products Partners:

▪	believes that drilling and production activities in the major producing areas where it operates, including the Gulf of Mexico and supply basins in Texas, San Juan and the Rocky Mountains, will result in increased demand for its midstream energy services. As a result, it expects higher transportation and processing volumes for certain of its existing and newly constructed assets due to increased natural gas, NGL and crude oil production from both onshore and offshore producing areas.

▪	expects the volume of natural gas and NGLs available to its facilities in Texas to increase as a result of drilling activity and long-term agreements executed with new customers. Enterprise Products Partners expects natural gas transportation volumes on its Texas Intrastate System to increase during 2008 as it supplies the Houston, Texas area with natural gas volumes under a long-term agreement with CenterPoint Energy and begin operations on the Sherman Extension pipeline in the Barnett shale region of North Texas in the fourth quarter of 2008.

▪	believes that the current strength of the domestic and global economies should continue to drive increased demand for all forms of energy despite fluctuating commodity prices. Its largest NGL consuming customers in the ethylene industry continue to see strong demand for their products. Ethane and propane continue to be the preferred feedstocks for the ethylene industry due to the higher cost of crude oil derivatives.

▪	believes, longer term, that the expansion of crude oil refineries on the U.S. Gulf Coast could result in opportunities to provide additional midstream services through its existing assets and support the construction of new pipeline and storage facilities.
     TEPPCO
     TEPPCO’s business strategy is to increase its cash flow from operations and thus, cash available for distribution to its unitholders. TEPPCO believes the following factors and opportunities will drive its growth opportunities in 2008 and beyond. Based on current general and industry economic conditions, TEPPCO:

▪	believes imports of refined products to the U.S. will increase. Opportunities include acquiring or developing facilities to take advantage of the increased volumes, and enhancing TEPPCO’s refined products storage business.

▪	expects to see turnover in commercial terminal ownership and operations. Opportunities include acquiring refined products terminals and distribution assets to provide logistical service offerings to companies seeking to outsource or partner.

▪	believes imports of crude oil to the U.S. Gulf Coast will increase. Opportunities include building onshore or offshore crude oil discharge, handling and transportation facilities to optimize the U.S. Gulf Coast marine delivery options for imported crude oil; strengthening the market position around TEPPCO’s existing market base; and focusing on new refinery supply markets with existing assets and expanding TEPPCO’s asset base in the upper Texas Gulf Coast as well as utilizing the existing Cushing, Oklahoma, storage for mid-continent refineries and other customers.

▪	expects the demand for marine transportation services in TEPPCO’s market areas to remain strong. Opportunities include expanding TEPPCO’s current barge capacity through new construction or acquisitions and utilizing its newly acquired marine transportation business, which complements its existing strategy of developing a network of terminals along the nation’s inland and coastal waterways, to extend logistical services to its existing and new customers.

▪	expects to see continued expansion opportunities for natural gas gathering and related services in the Jonah, Pinedale and San Juan Basin areas. Opportunities include continuing development and expansion of the Jonah system which serves the Jonah and Pinedale fields; and capitalizing on its assets that are positioned in active producing areas important to future domestic gas supply.
      Recently, crude oil is trading near $100 per barrel. At these price levels, the cost of motor gasoline to consumers is expected to increase. Also, certain business sectors of the U.S economy, including housing and autos have experienced relatively weak economic conditions. Should motor gasoline prices remain elevated for an extended period and/or should weak economic conditions in the U.S become more widespread for a prolonged period of time, consumers could exercise conservation measures to reduce their demand for motor gasoline. Should this happen, volumes of motor gasoline handled by TEPPCO’s pipeline and terminal facilities may decrease.
     Energy Transfer Equity (as excerpted from Energy Transfer Equity L.P.’s Form 10-K for the fiscal year ended August 31, 2007)
     “Looking to fiscal 2008, we believe our operations are positioned to provide increasing operating results based on the current levels of contracted and expected capacity to be taken by our customers, our expansion activity completed during fiscal year 2007, additional capacity resulting from pipeline projects expected to be completed within the next twelve to eighteen months, and incremental earnings related to the recently acquired Transwestern pipeline. In addition, we recently acquired the Canyon Gathering System in the Uinta-Piceance basins of Utah and Colorado which will provide for continued expansion into natural gas producing regions of the United States.”
Liquidity and Capital Resources
     On a consolidated basis, our primary cash requirements, in addition to normal operating expenses and debt service, are for capital expenditures, business combinations and distributions to partners and minority interest holders. Enterprise Products Partners and TEPPCO expect to fund their short-term needs for amounts such as operating expenses and sustaining capital expenditures with operating cash flows and short-term revolving credit arrangements. Capital expenditures for long-term needs resulting from internal growth projects and business acquisitions are expected to be funded by a variety of sources (either separately or in combination), including cash flows from operating activities, borrowings under credit facilities, the issuance of additional equity and debt securities and proceeds from divestitures of ownership interests in assets to affiliates or third parties. We expect to fund cash distributions to partners primarily with operating cash flows. Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements.

     The following table summarizes key components of our consolidated statements of cash flows for the periods indicated (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Net cash flows provided by operating activities:
EPGP and Subsidiaries (1)	$1,588,959	$1,174,837	$614,766
TEPPCO GP and Subsidiaries (2)	350,499	273,122	254,500
Parent Company (3)	184,673	166,123	92,466
Eliminations and adjustments (4)	(187,297)	(174,508)	(93,500)

Net cash flows provided by operating activities	$1,936,834	$1,439,574	$868,232

Cash used in investing activities:
EPGP and Subsidiaries (1)	$(2,553,607)	$(1,689,200)	$(1,130,388)
TEPPCO GP and Subsidiaries (2)	(317,400)	(273,716)	(350,915)
Parent Company (3)	(1,650,827)	(18,920)	(366,458)
Eliminations and adjustments (5)	(19,264)	11,189	366,819

Cash used in investing activities	$(4,541,098)	$(1,970,647)	$(1,480,942)

Cash provided by (used in) financing activities:
EPGP and Subsidiaries (1)	$981,815	$495,074	$532,757
TEPPCO GP and Subsidiaries (2)	(33,154)	594	80,112
Parent Company	1,467,027	(146,928)	274,500
Eliminations and adjustments (4)	206,792	163,086	(273,319)

Cash provided by financing activities	$2,622,480	$511,826	$614,050

Cash on hand at end of period (unrestricted):
EPGP and Subsidiaries (1)	$40,201	$22,438	$42,141
TEPPCO GP and Subsidiaries (2)	63	69	120
Parent Company	1,656	783	508

Total	$41,920	$23,290	$42,769

(1)	Represents consolidated cash flow information for EPGP and subsidiaries, which includes Enterprise Products Partners.

(2)	Represents consolidated cash flow information for TEPPCO GP and subsidiaries, which includes TEPPCO.

(3)	Equity earnings and distributions from our Investment in Energy Transfer Equity are reflected as net cash flows from operating activities and our initial investment is reflected in investing activities.

(4)	Distributions received by the Parent Company from its Investments in Enterprise Products Partners and TEPPCO and reflected as operating cash flows are eliminated against cash distributions paid to owners by EPGP, TEPPCO GP and their respective subsidiaries (as reflected in financing activities).

(5)	Amount presented for 2005 also reflects the elimination of a $366.5 million contribution received by EPGP from the Parent Company in August 2005.
     Net cash flows provided by operating activities are largely dependent on earnings from our consolidated businesses. As a result, these cash flows are exposed to certain risks. We operate predominantly in the midstream energy industry. We provide services for producers and consumers of natural gas, NGLs, LPGs, crude oil and certain petrochemical products. The products that we process, sell or transport are principally used as fuel for residential, agricultural and commercial heating; feedstocks in petrochemical manufacturing; and in the production of motor gasoline. Reduced demand for our services or products by industrial customers, whether because of general economic conditions, reduced demand for the end products made with our products or increased competition from other service providers or producers due to pricing differences or other reasons could have a negative impact on our earnings and the availability of cash from operating activities. See Part I, Item 1A of this annual report for information regarding our risk factors.
     Cash used in investing activities primarily represents expenditures for capital projects, business combinations, asset purchases and investments in unconsolidated affiliates. Cash provided by (or used in) financing activities generally consists of borrowings and repayments of debt, distributions to partners and proceeds from the issuance of equity securities.

     As a result of Enterprise Products Partners’ and TEPPCO’s growth objectives, we expect these entities to access debt and equity capital markets from time-to-time. When required, we believe that Enterprise Products Partners and TEPPCO can obtain debt financing arrangements on reasonable terms. Our total long-term debt was $9.51 billion and $7.05 billion at December 31, 2007 and 2006, respectively. For detailed information regarding our debt obligations, see Note 15 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report. Also, for a summary of the scheduled future maturity dates of debt obligations of the Parent Company, Enterprise Products Partners and TEPPCO, see “Other Items – Contractual Obligations” included within this Item 7.
     Enterprise Products Partners (including Duncan Energy Partners) and TEPPCO may issue additional equity or debt securities to assist in meeting their liquidity and capital spending requirements. As of December 31, 2007, Enterprise Products Partners has a universal shelf registration statement on file with the SEC that would allow it to issue an unlimited amount of debt and equity securities. TEPPCO also has a universal shelf registration statement on file that would allow it to issue up to an additional $1.20 billion of debt and equity securities, after taking into account securities issued under this shelf through December 31, 2007. Duncan Energy Partners completed its initial public offering on February 5, 2007 and currently has no such shelf registration statement on file with the SEC; however, Duncan Energy Partners may file additional registration statements pertaining to its debt or equity securities in the future.
     We forecast that Enterprise Products Partners’ and TEPPCO’s capital spending for 2008 will approximate $1.7 billion and $403.0 million, respectively. These forecasts are based on Enterprise Products Partners’ and TEPPCO’s strategic operating and growth plans. These plans are dependent upon each entity’s ability to obtain the required funds from its operating cash flows or other means, including borrowings under debt agreements, the issuance of debt and equity securities and/or the divestiture of non-core assets. Such forecasts may change due to factors beyond our control, such as weather-related issues, changes in supplier prices or adverse economic conditions. Furthermore, such forecasts may change as a result of decisions made by management at a later date, which may include unexpected acquisitions, decisions to take on additional partners and changes in the timing of expenditures. The success of Enterprise Products Partners or TEPPCO in raising capital, including the formation of joint ventures to share costs and risks, continues to be a principal factor that determines how much each entity can spend in connection with their respective capital programs.
     EPO’s publicly traded debt securities were rated investment-grade as of February 1, 2008. Moody’s Investor Service (“Moody’s”) assigned a rating of Baa3 and Standard & Poor’s and Fitch Ratings each assigned a rating of BBB-.
     The publicly traded debt securities of TEPPCO were also rated as investment-grade as of February 1, 2008. These debt securities are rated BBB- by Standard & Poor’s and Fitch Ratings and Baa3 by Moody’s.
     The Parent Company’s credit facilities are rated Ba2, BB and BB- by Moody’s, Fitch Ratings and Standard & Poor’s, respectively. Recently, there has been limited access to the institutional leveraged loan market for companies with similar ratings to those of the Parent Company. At this time, we are unable to estimate when these market conditions will improve.
     In connection with the construction of Enterprise Products Partners’ Pascagoula, Mississippi natural gas processing plant, EPO entered into a $54.0 million, ten-year, fixed-rate loan with the Mississippi Business Finance Corporation (“MBFC”). The indenture agreement for this loan contains an acceleration clause whereby if EPO’s credit rating by Moody’s declines below Baa3 in combination with EPO’s credit rating at Standard & Poor’s declining below BBB-, the $54.0 million principal balance of this loan, together with all accrued and unpaid interest would become immediately due and payable 120 days following such event. If such an event occurred, EPO would have to either redeem the Pascagoula MBFC Loan or provide an alternative credit agreement to support its obligation under this loan.

     We believe that the combination of continued access to debt and equity capital markets, sufficient trade credit to operate their underlying businesses and the maintenance of investment grade credit ratings provide Enterprise Products Partners and TEPPCO with a foundation to meet their long and short-term liquidity and capital resource requirements. We believe that the Parent Company has adequate liquidity under its credit facility to fund recurring operating activities.
     The following information highlights the significant year-to-year variances in our cash flow amounts as listed in the table on page 66.
EPGP and Subsidiaries
     At December 31, 2007 and 2006, EPGP and its consolidated subsidiaries (primarily Enterprise Products Partners) had $40.2 million and $22.4 million of unrestricted cash on hand, respectively. At December 31, 2007, $1.02 billion of credit was available under EPO’s revolving credit facility. The principal amount of Enterprise Products Partners’ consolidated debt obligations totaled $6.90 billion at December 31, 2007. The following information highlights significant changes in the operating, investing and financing cash flows presented in the preceding table for EPGP and its subsidiaries.
Comparison of 2007 with 2006
     Operating Activities. Net cash flows provided by operating activities was $1.59 billion for the year ended December 31, 2007 compared to $1.17 billion for the year ended December 31, 2006. In addition to changes in earnings from Enterprise Products Partners’ consolidated business, cash flows from operating activities were influenced by the timing of cash receipts and disbursements between periods. Operating income for 2007 attributable to our Investment in Enterprise Products Partners segment increased $15.7 million over 2006 as discussed under “Results of Operations” within this Item 7. Cash distributions received from unconsolidated affiliates increased $30.6 million year-to-year primarily due to improved earnings from our Gulf of Mexico investments, which were negatively impacted in 2006 due to the lingering effects of Hurricanes Katrina and Rita. The year-to-year increase in operating cash flows also includes a $42.1 million increase in cash proceeds Enterprise Products Partners received from insurance claims related to certain named storms. See Note 21 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding insurance matters. Enterprise Products Partners’ cash payments for interest increased $56.2 million year-to-year primarily due to increased borrowings to finance its capital spending program.
     Investing Activities. Cash used in investing activities was $2.55 billion for the year ended December 31, 2007 compared to $1.69 billion for the year ended December 31, 2006. The $864.4 million increase in net cash outflows is primarily due to an $847.7 million increase in capital spending for property, plant and equipment and a $194.6 million increase in investments in unconsolidated affiliates, partially offset by a $240.7 million decrease in cash outlays for business combinations.
     Financing Activities. Cash provided by financing activities was $981.8 million for the year ended December 31, 2007 versus $495.1 million for the year ended December 31, 2006. The $486.7 million year-to-year change in cash provided by financing activities was influenced by an increase in net borrowings, a decrease in net proceeds from the issuance of equity, an increase in contributions from minority interests, an increase in distributions to Enterprise Products Partners’ partners, and the settlement of treasury lock contracts related to interest rate hedging activities.
     Net borrowings under Enterprise Products Partners’ consolidated debt agreements increased $1.10 billion year-to-year. In May 2007, $700.0 million in principal amount of fixed/floating unsecured junior subordinated notes were issued. In September 2007, $800.0 million in principal amount of fixed-rate unsecured senior notes were sold. In October 2007, $500.0 million in principal amount of senior notes matured and were repaid.
     Net proceeds from the issuance of Enterprise Products Partners’ common units decreased $788.0 million year-to-year. Underwritten equity offerings in March and September of 2006 generated net proceeds of $750.8 million reflecting the sale of 31.1 million common units of Enterprise Products Partners.
     Contributions from minority interests increased $275.4 million year-to-year primarily due to the initial public offering of Duncan Energy Partners in February 2007, which generated net proceeds of $290.5 million from the sale of approximately 15.0 million of its common units.

     Cash distributions to Enterprise Products Partners’ increased $137.9 million year-to-year due to an increase in common units outstanding and quarterly cash distribution rates. The settlement of treasury lock contracts during the year ended December 31, 2007 related to interest rate hedging activities generated $48.9 million. See Note 8 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding our interest rate hedging activities.
Comparison of 2006 with 2005
     Operating Activities. Net cash flows provided by operating activities for 2006 increased $560.1 million over that recorded for 2005, primarily due to benefits derived from the timing of cash receipts versus disbursements. Operating income for 2006 attributable to our Investment in Enterprise Products Partners segment increased $196.0 million over 2005 results. Cash distributions received from unconsolidated affiliates decreased $13.0 million year-to-year primarily due to the lingering effects of Hurricanes Katrina and Rita on Enterprise Products Partners’ Gulf of Mexico investments in 2006. In addition, Enterprise Products Partners’ cash payments for interest increased $7.9 million year-to-year, and its cash payments for federal and state income taxes increased $5.3 million year-to-year. The year-to-year increase in operating cash flows also includes a $93.7 million increase in cash proceeds Enterprise Products Partners received from insurance claims related to certain named storms.
     Investing Activities. Cash used in investing activities increased $558.8 million year-to-year to $1.69 billion in 2006 compared to $1.13 billion in 2005. The increase is primarily due to higher capital spending by Enterprise Products Partners, which increased its net cash outlays for property, plant and equipment to $1.28 billion in 2006 versus $817.4 million in 2005. Part of Enterprise Products Partners’ business strategy involves expansion through business combinations, growth capital projects and investments in joint ventures.
     Enterprise Products Partners’ cash payments in connection with business combinations were $276.5 million in 2006 compared to $326.6 million in 2005. See Note 13 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding Enterprise Products Partners’ business combinations. Enterprise Products Partners’ investments in its unconsolidated affiliates were $138.3 million in 2006 compared to $87.3 million in 2005.
     Cash flow related to investing activities for 2005 includes $42.1 million of proceeds Enterprise Products Partners received in connection with its sale of equity interests in an unconsolidated affiliate. Additionally, the 2005 cash flows include $47.5 million Enterprise Products Partners received as a return of investment from an unconsolidated affiliate.
     Financing Activities. Cash provided by financing activities was $495.1 million in 2006 compared to $532.8 million in 2005. Net borrowings under Enterprise Products Partners’ consolidated debt agreements were $471.3 million during 2006 compared to $561.7 million during 2005. Additionally, EPGP used a $366.5 million cash contribution from the Parent Company in 2005 to repay indebtedness it owed to a private company affiliate of EPCO.
     Net cash proceeds from the issuance of Enterprise Products Partners’ common units were $857.2 million in 2006 versus $646.9 million in 2005. Enterprise Products Partners issued 34.8 million of its common units in 2006 compared to 24.0 million in 2005. Enterprise Products Partners’ capital spending program has significantly influenced its borrowing activities and equity offerings in recent years. Distributions paid to the partners of Enterprise Products Partners increased $126.6 million year-to-year due to an increase in its distribution-bearing units outstanding coupled with higher distribution rates per unit.
     In general, with respect to Enterprise Products Partners’ and TEPPCO’s cash distributions to third-party unitholders, we present such amounts as distributions to minority interests. Conversely, we present the net proceeds that Enterprise Products Partners and TEPPCO receive from third parties in connection with equity offerings as contributions from minority interests. For information regarding our minority interest amounts, see Note 2 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

TEPPCO GP and Subsidiaries
     At December 31, 2007 and 2006, TEPPCO GP and its consolidated subsidiaries and Jonah had approximately $0.1 million of unrestricted cash on hand. At December 31, 2007, there was $186.5 million of credit available under TEPPCO’s revolving credit facility. On January 1, 2008, TEPPCO had $1.0 billion available under its new Short-Term Credit Facility. For information regarding TEPPCO’s Short-Term Credit Facility, see Note 15 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report. The principal amount of TEPPCO’s consolidated debt obligations totaled $1.85 billion at December 31, 2007. The following information highlights significant changes in the operating, investing and financing cash flows for TEPPCO GP and its consolidated subsidiaries as presented in the table on page ___.
Comparison of 2007 with 2006
     Operating Activities. Net cash flows from operating activities for 2007 increased $77.4 million year-to-year. Operating income for 2007 attributable to our Investment in TEPPCO segment increased $62.2 million over 2006’s results as discussed under “Results of Operations” within this Item 7. The timing of cash receipts and disbursements between periods and an increase in distributions from equity investments, partially offset by a decrease in crude oil inventory were the primary reasons for the year-to-year increase in operating cash flows.
     Investing Activities. Cash used in investing activities increased $43.7 million year-to-year to $317.4 million in 2007 compared to $273.7 million in 2006. TEPPCO’s cash outlay for property, plant and equipment was $280.6 million in 2007 compared to $197.0 million in 2006. TEPPCO reported $165.1 million of proceeds from the sale of assets during 2007 compared to $51.6 million during 2006. During the first quarter of 2007, TEPPCO sold its ownership interest in certain storage assets located in Mont Belvieu, Texas (along with other related assets) to a third party for $155.8 million. During the first quarter of 2006, TEPPCO sold a natural gas processing facility to Enterprise Products Partners for $38.0 million. The receipt of cash from Enterprise Products Partners is a component of TEPPCO GP and subsidiaries’ cash flows; however, this intercompany amount is eliminated in the preparation of our consolidated cash flow information. Investments in unconsolidated affiliates increased $70.3 million year-to-year primarily due to contributions to the Jonah joint venture with Enterprise Products Partners.
     Financing Activities. Cash used for financing activities was $33.2 million in 2007 compared to cash provided by financing activities of $0.6 million in 2006. TEPPCO’s net borrowings equaled its net proceeds in 2007 compared to net borrowings of $84.1 million in 2006. The 2007 period includes TEPPCO’s issuance of its junior subordinated notes in the principal amount of $300.0 million and the redemption of $35.0 million of its senior notes. Distributions paid to partners of TEPPCO increased $15.9 million year-to-year due to an increase in distribution-bearing units outstanding coupled with higher distribution rates per unit. Net cash proceeds from the issuance of TEPPCO’s common units were $1.7 million in 2007 compared to $195.1 million in 2006. TEPPCO issued 0.1 million of its common units in 2007 compared with 5.8 million in 2006.
Comparison of 2006 with 2005
     Operating Activities. Net cash flows provided by operating activities for 2006 increased $18.6 million over that recorded for 2005. Operating income for 2006 attributable to our Investment in TEPPCO segment increased $27.1 million over 2005’s results. Operating cash flows also benefited from the timing of cash receipts and disbursements between periods and an increase in distributions received from unconsolidated affiliates, both of which were partially offset by an increase in crude oil inventory purchases.
     Investing Activities. Cash used in investing activities decreased $77.2 million year-to-year to $273.7 million in 2006 compared to $350.9 million in 2005. TEPPCO’s capital spending for property, plant and equipment and business combinations was $197.0 million in 2006 compared to $347.2 million in 2005. TEPPCO’s investments in its unconsolidated affiliates increased $124.1 million year-to-year primarily due to cash distributions to the Jonah joint venture with Enterprise Products Partners. TEPPCO’s investing cash flows for 2006 include $51.6 million of proceeds from the sale of assets, of which $49.7 million relates to cash proceeds received from the sale of the Pioneer plant and certain crude oil and refined products pipeline assets to Enterprise Products Partners. The receipt of cash from Enterprise Products Partners is a component of the TEPPCO GP and subsidiaries cash flows; however, this intercompany amount is eliminated in the presentation of our consolidated cash flow information.
     Financing Activities. Cash provided by financing activities was $0.6 million in 2006 compared to $80.1 million in 2005. Net borrowings under TEPPCO’s consolidated debt agreements were $84.1 million during 2006 versus $52.9 million during 2005. Net cash proceeds from the issuance of TEPPCO’s common units were $195.1 million in 2006 and $278.8 million in 2005. TEPPCO issued 5.8 million of its common units in 2006 compared to 7.0 million in 2005. Distributions paid to the partners of TEPPCO increased $27.5 million year-to-year primarily due to an increase in distribution-bearing units outstanding coupled with higher distribution rates per unit.
Parent Company
     The primary sources of cash flow for the Parent Company are its investments in limited and general partner interests of publicly-traded limited partnerships. The cash distributions the Parent Company receives from its investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners are exposed to certain risks inherent in the underlying business of each entity. For information regarding such risks, see Part I, Item 1A of this annual report.
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
     The following table summarizes key components of the Parent Company’s cash flow information for the periods indicated (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Net cash provided by operating activities (1)	$184,673	$166,123	$92,466
Cash used in investing activities (2)	1,650,827	18,920	366,458
Cash provided by (used in) financing activities (3)	1,467,027	(146,928)	274,500
Cash and cash equivalents, end of period	1,656	783	508

(1)	Primarily represents distributions received from unconsolidated affiliates less cash payments for interest and general and administrative costs. See following table for detailed information regarding distributions from unconsolidated affiliates.

(2)	Primarily represents investments in unconsolidated affiliates. The amount presented for 2005 relates to a cash contribution by the Parent Company to EPGP in August 2005. EPGP used this contribution to repay indebtedness owed to a private company affiliate of EPCO.

(3)	Primarily represents net cash proceeds from borrowings and equity offerings offset by repayments of debt principal and distribution payments to unitholders and former owners of EPGP and TEPPCO GP. The amount presented for 2005 includes $373.0 million of net proceeds from the Parent Company’s initial public offering, which was completed in August 2005. The amount presented for 2007 includes $739.4 million in net proceeds from an equity offering in July 2007.

     The following table presents cash distributions received from unconsolidated affiliates and cash distributions paid by the Parent Company for the periods indicated (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Cash distributions from investees:
Enterprise Products Partners and EPGP:
From 13,454,498 common units of Enterprise Products Partners	$25,766	$24,150	$5,786
From 2% general partner interest in Enterprise Products Partners	16,944	15,096	13,056
From general partner IDRs in distributions of Enterprise Products Partners	104,652	84,802	33,082
TEPPCO and TEPPCO GP:
From 4,400,000 common units of TEPPCO	12,056	10,869	7,463
From 2% general partner interest in TEPPCO	5,023	4,014	2,774
From general partner IDRs in distributions of TEPPCO	43,210	43,077	29,576
Energy Transfer Equity and LE GP: (1)
From 38,976,090 common units of Energy Transfer Equity	29,720	—	—
From 34.9% member interest in LE GP	224	—	—

Total cash distributions received	$237,595	$182,008	$91,737

Distributions by the Parent Company:
EPCO and affiliates	$125,875	$93,910	$6,543
Public	33,153	14,528	1,634
General partner interest	14	11	1

Total distributions by the Parent Company (2)	$159,042	$108,449	$8,178

Distributions paid to affiliates of EPCO that were the former owners of the TEPPCO and TEPPCO GP interests contributed to the Parent Company in May 2007 (3)	$29,760	$57,960	$39,813

(1)	The Parent Company received its first cash distribution from Energy Transfer Equity and LE GP in July 2007.

(2)	The quarterly cash distributions paid by the Parent Company increased effective with the August 2007 distribution due to the issuance of 20,134,220 Units in July 2007 (see “Recent Developments” within this Item 7).

(3)	Represents cash distributions paid to affiliates of EPCO that were former owners of these partnership and membership interests prior to the contribution of such interests to the Parent Company in May 2007 (see “Recent Developments” within this Item 7).
     For additional financial information pertaining to the Parent Company, see Note 24 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
     The amount of cash distributions the Parent Company is able to pay its unitholders may fluctuate based on the level of distributions it receives from Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners. For example, if EPO is not able to satisfy certain financial covenants in accordance with its credit agreements, Enterprise Products Partners would be restricted from making quarterly cash distributions to its partners. Factors such as capital contributions, debt service requirements, general, administrative and other expenses, reserves for future distributions and other cash reserves established by the board of directors of EPE Holdings may affect the distributions the Parent Company makes to its unitholders. The Parent Company’s credit agreements contain covenants requiring it to maintain certain financial ratios. Also, the Parent Company is prohibited from making any distribution to its unitholders if such distribution would cause an event of default or otherwise violate a covenant under its credit agreements.
Critical Accounting Policies
     In our financial reporting process, we employ methods, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our financial statements. These methods, estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Investors should be aware that actual results could differ from these estimates if the underlying assumptions prove to be incorrect. The following describes the estimation risk underlying our most significant financial statement items.
Depreciation methods and estimated useful lives of property, plant and equipment
     In general, depreciation is the systematic and rational allocation of an asset’s cost, less its residual value (if any), to the periods it benefits. The majority of our property, plant and equipment is depreciated using the straight-line method, which results in depreciation expense being incurred evenly over the life of the assets. Our estimate of depreciation incorporates assumptions regarding the useful economic lives and residual values of our assets. At the time we place our assets in service, we believe such assumptions are reasonable; however, circumstances may develop that would cause us to change these assumptions, which would change our depreciation amounts prospectively. Examples of such circumstances include: (i) changes in laws and regulations that limit the estimated economic life of an asset; (ii) changes in technology that render an asset obsolete; (iii) changes in expected salvage values; or (iv) changes in the forecast life of applicable resource basins, if any.
     At December 31, 2007 and 2006, the net book value of our property, plant and equipment was $14.30 billion and $12.11 billion, respectively. We recorded $515.4 million, $434.6 million, and $409.5 million in depreciation expense for the years ended December 31, 2007, 2006 and 2005, respectively.
     For additional information regarding our property, plant and equipment, see Notes 2 and 11 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
Measuring recoverability of long-lived assets with finite lives
     Long-lived assets include property, plant and equipment and intangible assets with finite useful lives. These assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Examples of such circumstances include (i) an unexpected and material decline in natural gas and crude oil production resulting in a decrease in throughput and processing volumes for our assets and (ii) a long-term decrease in the demand for natural gas, crude oil or NGLs that results in an economic downturn in the midstream energy industry.
     Long-lived assets with carrying values that are not expected to be recovered through future cash flows are written-down to their estimated fair values. A long-lived asset’s carrying value is deemed not recoverable if it exceeds the sum of the asset’s estimated undiscounted future cash flows, including those associated with the eventual disposition of the asset. Our estimates of undiscounted future cash flows are based on a number of assumptions including: (i) the asset’s anticipated future operating margins and volumes; (ii) the asset’s estimated useful (or economic) life; and (iii) the asset’s estimated salvage value, if applicable. If warranted, we record an impairment charge for the excess of a long-lived asset’s carrying value over its estimated fair value, which reflects an asset’s market value, replacement cost estimates and future earnings potential.
     For the years ended December 31, 2006 and 2005, we recorded $0.1 million and $2.6 million, respectively, of non-cash asset impairment charges related to property, plant and equipment, which are reflected as components of operating costs and expenses. No such asset impairment charges were recorded in 2007.
     For additional information regarding our property, plant and equipment and intangible assets, see Notes 11 and 14 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
Measuring recoverability of goodwill
     Goodwill represents the excess of the purchase price paid to complete a business combination over the respective fair value of assets acquired and liabilities assumed in the transaction.

     We do not amortize goodwill; however, we test goodwill amounts for impairment annually, or more frequently if circumstances indicate that it is more likely than not that the fair value of goodwill is less than its carrying value. Goodwill amounts attributable to our Investment in Enterprise Products Partners segment are tested during the second quarter of each fiscal year. Goodwill amounts attributable to our Investment in TEPPCO segment are tested during the fourth quarter of each fiscal year.
     Goodwill testing involves the determination of a reporting unit’s estimated fair value, which considers the reporting unit’s market value and future earnings potential. Our estimate of a reporting unit’s fair value is based on a number of assumptions including: (i) the discount rate we select to present value underlying cash flow streams; (ii) the reporting unit’s future operating margins and volumes for a discrete forecast period; and (iii) the reporting units long-term growth rate beyond the discrete forecast period. If the estimated fair value of the reporting unit (including its inherent goodwill) is less than its carrying value, a charge to earnings is required to reduce the carrying value of goodwill to its implied fair value. The financial models we develop to estimate a reporting unit’s fair value are sensitive to changes in these assumptions. Consequently, a significant change in any of these underlying assumptions may result in our recording an impairment charge where none was warranted in prior periods.
     At December 31, 2007 and 2006, the carrying value of our goodwill was $807.6 million and $807.0 million, respectively. We did not record any goodwill impairment charges during the years ended December 31, 2007, 2006 and 2005.
     For additional information regarding our goodwill, see Note 14 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
Measuring recoverability of intangible assets with indefinite lives
     At December 31, 2007, the Parent Company had an indefinite-life intangible asset valued at $606.9 million associated with IDRs in TEPPCO’s quarterly cash distributions. This intangible asset is not subject to amortization, but is subject to periodic testing for recoverability in a manner similar to goodwill. In addition, we review this asset annually to determine whether events or circumstances continue to support an indefinite life. The IDRs represent contractual rights to the incentive cash distributions paid by TEPPCO. Such rights were granted to TEPPCO GP under the terms of TEPPCO’s partnership agreement. In accordance with TEPPCO’s partnership agreement, TEPPCO GP may separate and sell the IDRs independent of its other residual general partner and limited partner interests in TEPPCO.
     We consider the IDRs to be an indefinite-life intangible asset. Our determination of an indefinite-life is based upon our expectation that TEPPCO will continue to pay incentive distributions under the terms of its partnership agreement to TEPPCO GP indefinitely. TEPPCO’s partnership agreement contains renewal provisions that provide for TEPPCO to continue as a going concern beyond the initial term of its partnership agreement, which ends in December 2084.
     We test the carrying value of the IDRs for impairment annually, or more frequently if circumstances indicate that it is more likely than not that the fair value of the asset is less than its carrying value. This test is performed during the fourth quarter of each fiscal year. If the estimated fair value of this intangible asset is less than its carrying value, a charge to earnings is required to reduce the asset’s carrying value to its implied fair value.
     Our estimate of the fair value of this asset is based on a number of assumptions including: (i) the discount rate we select to present value underlying cash flow streams; (ii) the expected increase in TEPPCO’s cash distribution rate over a discreet forecast period; and (iii) the long-term growth rate of TEPPCO’s cash distributions beyond the discreet forecast period. The financial models we use to estimate the fair value of the IDRs are sensitive to changes in these assumptions. Consequently, a significant change in any of these underlying assumptions may result in our recording an impairment charge where none was warranted in prior periods.
     We did not record any impairment charges in connection with our indefinite-lived intangible assets during the years ended December 31, 2007, 2006 and 2005.

     For additional information regarding the TEPPCO IDRs, see Note 1 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
Measuring recoverability of equity method investments
     We evaluate equity method investments for impairment whenever events or changes in circumstances indicate an other than temporary decline in the value of the investment. Examples of such circumstances include a history of operating losses by the entity and/or a long-term adverse change in the entity’s industry.
     The carrying value of an equity method investment is deemed not recoverable if it exceeds the sum of estimated discounted future cash flows we expect to derive from the investment. Our estimates of discounted future cash flows are based on a number of assumptions including: (i) the discount rate we select to present value underlying cash flow streams; (ii) the probabilities we assign to different future cash flow scenarios; (iii) the entity’s anticipated future operating margins and volumes; and (iv) the estimated economic life of the entity’s underlying assets. The financial models we develop to test such investments for impairment are sensitive to changes in these assumptions. Consequently, a significant change in any of these underlying assumptions may result in our recording an impairment charge where none was warranted in prior periods.
     During 2007, we evaluated our equity method investment in Nemo Gathering Company, LLC for impairment. As a result of this evaluation, we recorded a $7.0 million non-cash impairment charge that is a component of equity income from unconsolidated affiliates for the year ended December 31, 2007. Similarly, during the year ended December 31, 2006, we evaluated our equity method investment in Neptune Pipeline Company, L.L.C. for impairment and recorded a $7.4 million non-cash impairment charge. We had no such impairment charges during the year ended December 31, 2005.
     For additional information regarding our unconsolidated affiliates, see Note 12 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
Amortization methods and estimated useful lives of finite-lived intangible assets
     We have recorded intangible assets in connection with certain contracts, customer relationships and similar finite-lived agreements acquired in connection with business combinations and asset purchases.
     Contract-based intangible assets represent specific commercial rights we acquired in connection with business combinations or asset purchases. Examples of such agreements include the Jonah and Val Verde natural gas gathering agreements, Shell processing agreement and Mississippi natural gas storage contracts. Contract-based intangible assets are amortized over their estimated useful life using methods that closely resemble the pattern in which the economic benefits of the contract are expected to be realized by us. For example, the Jonah and Val Verde natural gas gathering agreements are being amortized to earnings using a units-of-production method that closely resembles the pattern in which the economic benefits of the underlying natural gas resource bases are expected to be consumed or otherwise used, which correlates with amounts we expect to realize from gathering services rendered under these contracts. Other contracts such as the Shell processing agreement and Mississippi natural gas storage contracts are being amortized to earnings over their respective contract terms using a straight-line method, which closely matches the benefits we expect to realize from services rendered under these contracts. Our estimates of the useful life of contract-based intangible assets are predicated on a number of factors, including (i) contractual provisions that enable us to renew or extend such agreements, (ii) any legal or regulatory developments that would impact such contractual rights, (iii) volumetric estimates with respect to contracts amortized on a units-of-production basis, and (iv) the expected useful life of related fixed assets.
     Customer relationship intangible assets represent the estimated economic value assigned to certain relationships acquired in connection with business combinations and asset purchases whereby (i) we acquired information about or access to customers and now have regular contact with them and (ii) the customers now have the ability to make direct contact with us. Customer relationships may arise from contractual arrangements (such as supplier contracts and service contracts) and through means other than contracts, such as through regular contact by sales or service representatives. The values assigned to our customer relationship intangible assets are being amortized to earnings using a method that closely resembles the pattern in which the economic benefits of the underlying crude oil and natural gas resource bases are expected to be consumed or otherwise used, which correlates with amounts we expect to realize from such relationships. Our estimate of the useful life of each resource base is based on a number of factors, including reserve estimates, the economic viability of production and exploration activities and other industry factors.
     If our underlying assumptions regarding the estimated useful life of an intangible asset changes, then the amortization period for such asset would be adjusted accordingly. Additionally, if we determine that an intangible asset’s unamortized cost may not be recoverable due to impairment; we may be required to reduce the carrying value and the subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life of an intangible asset would increase operating costs and expenses at that time.
     For additional information regarding our intangible assets, see Note 14 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
Our revenue recognition policies and use of estimates for revenues and expenses
     In general, we recognize revenue from our customers when all of the following criteria are met: (i) persuasive evidence of an exchange arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the buyer’s price is fixed or determinable and (iv) collectibility is reasonably assured. When revenue transactions are settled, we record any necessary allowance for doubtful accounts.
     Our use of estimates in recording revenues and expenses has increased as a result of SEC regulations that require us to submit financial information on accelerated time frames. Such estimates are necessary due to the time it takes to compile actual billing information and receive third-party data needed to record transactions for financial accounting and reporting purposes. Two examples of estimates are the accrual of processing plant revenue and the cost of natural gas for a given month, prior to receiving actual customer and vendor-related plant operating information for the reporting period. Such estimates reverse in the following month and are offset by the corresponding actual customer billing and vendor-invoiced amounts.
     We include one month of certain estimated data in our results of operations. Such estimates are generally based on actual volume and price data through the first part of the month and estimated for the remainder of the month, after adjusting for known or expected changes in volumes or rates through the end of the month. If the basis of our estimates proves to be substantially incorrect, it could result in material adjustments in results of operations between periods. Management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.
     For additional information regarding our revenue recognition policies, see Note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
Reserves for environmental matters
     Each of our business segments is subject to federal, state and local laws and regulations governing environmental quality and pollution control. Such laws and regulations may, in certain instances, require us to remediate current or former sites where specified substances have been released or disposed of. We accrue reserves for estimated environmental remediation costs when (i) our assessments indicate that it is probable that a liability has been incurred and (ii) a dollar amount can be reasonably estimated. Our assessments are based on studies, as well as site surveys, to determine the extent of any environmental damage and required remediation activities. We follow the provisions of AICPA Statement of Position 96-1, which provides key guidance on recognition, measurement and disclosure of remediation liabilities. We have recorded our best estimate of the cost of remediation activities. Future environmental developments, such as new environmental laws or additional claims for damages, could result in costs beyond our current level of reserves.
     At December 31, 2007 and 2006, our reserves for environmental remediation costs were $30.5 million and $26.0 million, respectively. For additional information regarding our environmental costs, see Note 2 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
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
     At December 31, 2007 and 2006, our natural gas imbalance receivables, net of allowance for doubtful accounts, were $73.9 million and $103.8 million, respectively, and are reflected as a component of “Accounts and notes receivable – trade” on our Consolidated Balance Sheets. At December 31, 2007 and 2006, our imbalance payables were $48.7 million and $56.9 million, respectively, and are reflected as a component of “Accrued products payables” on our Consolidated Balance Sheets.
     For additional information regarding our natural gas imbalances, see Note 2 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

Other Items
Contractual Obligations
     The following table summarizes our significant contractual obligations as of December 31, 2007 (dollars in thousands).

		Payment or Settlement due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Scheduled maturities of long-term debt: (1)
Parent Company	$1,090,000	$—	$—	$240,000	$850,000
Enterprise Products Partners	$6,896,500	$—	$1,091,840	$1,347,160	$4,457,500
TEPPCO	$1,845,000	$355,000	$—	$990,000	$500,000
Estimated cash payments for interest: (2)
Parent Company	$508,135	$77,487	$155,915	$154,338	$120,395
Enterprise Products Partners	$9,071,522	$437,686	$831,739	$676,622	$7,125,475
TEPPCO	$1,633,447	$105,634	$198,708	$178,480	$1,150,625
Operating lease obligations (3)	$389,798	$40,281	$70,677	$64,048	$214,792
Purchase obligations: (4)
Product purchase commitments:
Estimated payment obligations:
Crude oil	$387,210	$387,210	$—	$—	$—
Natural gas	$685,600	$137,345	$273,940	$274,315	$—
NGLs	$4,041,275	$697,277	$830,264	$830,264	$1,683,470
Petrochemicals	$4,065,675	$1,751,152	$1,261,071	$375,368	$678,084
Other	$102,913	$37,836	$26,800	$12,879	$25,398
Underlying major volume commitments:
Crude oil (in MBbls)	4,492	4,492	—	—	—
Natural gas (in BBtus)	91,350	18,300	36,500	36,550	—
NGLs (in MBbls)	50,798	9,745	10,172	10,172	20,709
Petrochemicals (in MBbls)	45,207	20,115	13,704	4,097	7,291
Service payment commitments (5)	$17,936	$11,244	$6,132	$186	$374
Capital expenditure commitments (6)	$695,096	$695,096	$—	$—	$—
Other Long-Term Liabilities, as reflected in our Consolidated Balance Sheet (7)	$111,211	$—	$31,603	$14,477	$65,131

Total	$31,541,318	$4,733,248	$4,778,689	$5,158,137	$16,871,244

(1)	Represents our scheduled future maturities of consolidated debt obligations. See Note 15 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

(2)	Our estimated cash payments for interest are based on the principle amount of consolidated debt obligations outstanding at December 31, 2007. With respect to variable-rate debt, we applied the weighted-average interest rates paid during 2007. See Note 15 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding variable interest rates charged in 2007 under our credit agreements. In addition, our estimate of cash payments for interest gives effect to interest rate swap agreements in place at December 31, 2007. See Note 8 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report. Our estimated cash payments for interest are significantly influenced by the long-term maturities of EPO’s $550.0 million Junior Notes A (due August 2066) and $700.0 million Junior Notes B (due January 2068) and TEPPCO’s $300.0 million Junior Subordinated Notes (due June 2067). Our estimated cash payments for interest assume that the EPO and TEPPCO junior note obligations are not called prior to maturity.

(3)	Primarily represents operating leases for (i) underground caverns for the storage of natural gas and NGLs, (ii) leased office space with an affiliate of EPCO, (iii) a railcar unloading terminal in Mont Belvieu, Texas and (iv) land held pursuant to right-of-way agreements.

(4)	Represents enforceable and legally binding agreements to purchase goods or services based on the contractual price under terms of each agreement at December 31, 2007.

(5)	Represents future payment commitments for services provided by third-parties.

(6)	Represents short-term unconditional payment obligations relating to our capital projects and those of our unconsolidated affiliates to vendors for services rendered or products purchased.

(7)	Other long-term liabilities as reflected on our Consolidated Balance Sheet at December 31, 2007 primarily represent (i) asset retirement obligations expected to settled in periods beyond 2012, (ii) reserves for environmental remediation costs that are expected to settle beginning in 2009 and afterwards and (iii) guarantee agreements relating to Centennial.
     For additional information regarding our significant contractual obligations involving operating leases and purchase obligations, see Note 20 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

Off-Balance Sheet Arrangements
     Except for the following information regarding debt obligations of certain unconsolidated affiliates of Enterprise Products Partners and TEPPCO, we have no off-balance sheet arrangements, as described in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably expected to have a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. The following information summarizes the significant terms of such unconsolidated debt obligations.
     Poseidon. At December 31, 2007, Poseidon’s debt obligations consisted of $91.0 million outstanding under its $150.0 million revolving credit facility. Amounts borrowed under this facility mature in May 2011 and are secured by substantially all of Poseidon’s assets.
     Evangeline. At December 31, 2007, Evangeline’s debt obligations consisted of (i) $13.2 million in principal amount of 9.90% fixed rate Series B senior secured notes due December 2010 and (ii) a $7.5 million subordinated note payable. Enterprise Products Partners had $1.1 million of letters of credit outstanding on December 31, 2007 that were furnished on behalf of Evangeline’s debt.
     Centennial. At December 31, 2007, Centennial’s debt obligations consisted of $140.0 million borrowed under a master shelf loan agreement. Borrowings under the master shelf agreement mature in May 2024 and are collateralized by substantially all of Centennial’s assets and severally guaranteed by Centennial’s owners. Specifically, TEPPCO and its joint venture partner in Centennial have each guaranteed one-half of Centennial’s debt obligations. If Centennial defaults on its debt obligations, the estimated payment obligation for TEPPCO is $70.0 million at December 31, 2007.
Summary of Related Party Transactions
     We have an extensive and ongoing relationship with EPCO and its private company affiliates. Our revenues from these entities primarily consist of sales of NGL products. Our expenses attributable to these affiliates primarily consist of reimbursements under an administrative services agreement.
     We acquired equity method investments in Energy Transfer Equity in May 2007. As a result, Energy Transfer Equity became a related party to us. The majority of our revenues from Energy Transfer Equity are primarily from NGL marketing activities.
     Many of our unconsolidated affiliates perform supporting or complementary roles to our consolidated business operations. Our revenues from unconsolidated affiliates primarily relate to natural gas sales to Evangeline and NGL sales to Energy Transfer Equity. The majority of our expenses with unconsolidated affiliates pertain to payments Enterprise Products Partners makes to K/D/S Promix, L.L.C. for NGL transportation, storage and fractionation services.
     For additional information regarding our related party transactions, see Note 17 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
Recent Accounting Pronouncements
     The accounting standard setting bodies and the SEC have recently issued the following accounting guidance that will or may affect our future financial statements:
▪	SFAS 157, “Fair Value Measurements;”

▪	SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51;” and

▪	SFAS 141(R), “Business Combinations.”

     For additional information regarding these recent accounting developments and others that may affect our future financial statements, see Note 3 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
Significant Risks and Uncertainties
     Weather-Related Risks – Enterprise Products Partners. Certain of Enterprise Products Partners’ key assets are located onshore along the U.S. Gulf Coast and offshore in the Gulf of Mexico. To varying degrees, such locations are vulnerable to weather-related risks such as hurricanes and tropical storms. See Note 21 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for additional information regarding recent insurance claims of Enterprise Products Partners and related proceeds.
     FERC and CFTC Investigation – Energy Transfer Equity. In July 2007, ETP announced that it is under investigation by the FERC and CFTC with respect to whether ETP engaged in manipulation or improper trading activities in the Houston Ship Channel market around the times of the hurricanes in the fall of 2005 and other prior periods in order to benefit financially from commodities derivative positions and from certain of index-priced physical gas purchases in the Houston Ship Channel market. The FERC is also investigating certain of ETP’s intrastate transportation activities. Additionally, the FERC has alleged that ETP manipulated daily prices at the Waha Hub near Midland, Texas and the Katy Hub near Houston, Texas. Management of Energy Transfer Equity believes that these agencies will require a payment in order to conclude these investigations on a negotiated settlement basis. In addition, third parties have asserted claims and may assert additional claims for damages related to these matters.
     On July 26, 2007, the FERC announced that it was taking preliminary action against ETP and proposed civil penalties of $97.5 million and disgorgement of profits, plus interest, of $70.1 million. In addition, on February 14, 2008, FERC staff recommended an increase in the proposed civil penalties of $25.0 million and disgorgement of profits of $7.3 million. Additionally, in its lawsuit, the CFTC is seeking civil penalties of $130 thousand per violation or three times the profit gained from each violation and other specified relief. On October 15, 2007, ETP filed a motion in the United States District Court for the Northern District of Texas to dismiss the complaint asserting that the CFTC has not stated a valid cause of action under the Commodity Exchange Act. ETP has separately filed a response with FERC refuting FERC’s claims as being fundamentally flawed and requested a dismissal of the FERC proceedings. Several natural gas producers and a natural gas marketing company have initiated legal proceedings in Texas state courts against ETP. One of the producers seeks to intervene in the FERC proceedings, alleging that it is entitled to a FERC-ordered refund of $5.9 million, plus interests and costs. On December 20, 2007, the FERC denied this producer’s request to intervene in the proceedings and on February 6, 2008, the FERC dismissed the producer’s complaint. At this time, ETP is unable to predict the outcome of these matters; however, it is possible that the amount it becomes obligated to pay as a result of the final resolution of these matters, whether on a negotiated settlement basis or otherwise, will exceed the amount of existing accrual related to these matters.
     A consolidated class action complaint has been filed against ETP and certain affiliates in the United States District Court for the Southern District of Texas. This action alleges that ETP engaged in intentional and unlawful manipulation of the price of natural gas futures and options contracts on the New York Mercantile Exchange (“NYMEX”) in violation of the Commodity Exchange Act (“CEA”). It is further alleged that during the class period December 29, 2003 to December 31, 2005, ETP had the market power to manipulate index prices, and that ETP used this market power to artificially depress the index prices at major natural gas trading hubs, including the Houston Ship Channel, in order to benefit its natural gas physical and financial trading positions and intentionally submitted price and volume trade information to trade publications. This complaint also alleges that ETP also violated the CEA because ETP knowingly aided and abetted violations of the CEA. This action alleges that this unlawful depression of index prices by ETP manipulated the NYMEX prices for natural gas futures and options contracts to artificial levels during the class period, causing unspecified damages to plaintiff and all other members of the putative class who purchased and/or sold natural gas futures and options contracts on NYMEX during the class period. The class action complaint consolidated two class actions which were pending against ETP. Following the consolidation order, the plaintiffs who had filed these two earlier class actions filed the consolidated complaint. They have requested certification of their suit as a class action, unspecified damages, court costs and other appropriate relief. On January 14, 2008, ETP filed a motion to dismiss this suit on the grounds of failure to allege facts sufficient to state a claim. At this time, ETE is unable to predict the outcome of these matters; however, it is possible that the amount it becomes obliged to pay as a result of the final resolution of these matters, whether on a negotiated settlement basis or otherwise, will exceed the amount of its existing accrual related to these matters.
     ETP disclosed in its transitional quarterly report on Form 10-Q for the four months ended December 31, 2007 that its accrued amounts for contingencies and current litigation matters (excluding environmental matters) aggregated $30.5 million at December 31, 2007. Since ETP’s accrual amounts are non-cash, any cash payment of an amount in resolution of these matters would likely be made from cash from operations or borrowings, which payments would reduce its cash available for distributions either directly or as a result of increased principal and interest payments necessary to service any borrowings incurred to finance such payments. If these payments are substantial, ETP and, ultimately, our investee, Energy Transfer Equity, may experience a material adverse impact on results of operations, cash available for distribution and liquidity.
     See Note 20 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for additional information regarding our litigation-related matters.
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
     We routinely review our financial instruments portfolio in light of current market conditions. If market conditions warrant, some financial instruments may be closed out in advance of their contractual settlement dates, thus realizing income or loss depending on the specific hedging criteria. When this occurs, we may enter into a new financial instrument to reestablish the hedge to which the closed instrument relates.
     For information regarding our accounting for financial instruments, please see Notes 2 and 8 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
Interest Rate Risk Hedging Program
     Parent Company. The Parent Company’s interest rate exposure results from its variable interest rate borrowings (i.e., the EPE August 2007 Revolver, Term Loan A and Term Loan B) . A portion of the Parent Company’s interest rate exposure is managed by utilizing interest rate swaps and similar arrangements, which effectively convert a portion of its variable rate debt into fixed rate debt. The Parent Company had four interest rate swap agreements outstanding at December 31, 2007 that were accounted for as cash flow hedges.

	Number	Period Covered	Termination	Variable to	Notional
Hedged Variable Rate Debt	Of Swaps	by Swap	Date of Swap	Fixed Rate (1)	Value

Parent Company variable-rate borrowings	2	Aug. 2007 to Aug. 2009	Aug. 2009	5.24% to 5.01%	$250.0 million
Parent Company variable-rate borrowings	2	Sep. 2007 to Aug. 2011	Aug. 2011	5.24% to 4.82%	$250.0 million

(1)	Amounts receivable from or payable to the swap counterparties are settled every three months (the “settlement period”).
     The Parent Company recorded $2.1 million of ineffectiveness (an expense) related to these interest rate swaps during 2007, which is a component of interest expense on our Statements of Consolidated Operations. In 2008, we expect the Parent Company to reclassify $2.7 million of its accumulated other comprehensive loss generated by these interest rate swaps as an increase to interest expense.
     At December 31, 2007, the aggregate fair value of these interest rate swaps was a liability of $12.1 million. As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded into other comprehensive income and amortized into income based on the settlement period hedged. Any ineffectiveness is recorded directly into earnings as an increase in interest expense. The following table shows the effect of hypothetical price movements on the estimated fair value of the Parent Company’s interest rate swap portfolio (dollars in thousands).

		Swap Fair Value at
	Resulting	December 31,	February 12,
Scenario	Classification	2007	2008

FV assuming no change in underlying interest rates	Liability	$12,152	$22,446
FV assuming 10% increase in underlying interest rates	Liability	7,379	19,151
FV assuming 10% decrease in underlying interest rates	Liability	16,925	25,740
     The decrease in portfolio fair value between December 31, 2007 and February 12, 2008 is primarily due to a decrease in interest rates.

     Enterprise Products Partners. Enterprise Products Partners interest rate exposure results from variable and fixed interest rate borrowings under various debt agreements, primarily those of EPO. A portion of its interest rate exposure is managed by utilizing interest rate swaps and similar arrangements, which allows the conversion of a portion of fixed rate debt into variable rate debt or a portion of variable rate debt into fixed rate debt. For information regarding the debt obligations of EPO, see Note 15 of the Notes to Consolidated Financial Statements included under Item 8 for this annual report.
     Enterprise Products Partners had eleven interest rate swaps outstanding at December 31, 2007 and 2006 that were accounted for as fair value hedges. These agreements had a combined notional value of $1.05 billion and matched the maturity dates of the underlying fixed rate debt being hedged. The aggregate fair value of these interest rate swaps at December 31, 2007 and 2006 was an asset of $14.8 million and a liability of $29.1 million, respectively. Interest expense for the years ended December 31, 2007, 2006 and 2005 reflects a $8.9 million loss, $5.2 million loss and $10.8 million benefit, respectively, from these interest rate swap agreements.
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

		Swap Fair Value at
	Resulting	December 31,	December 31,	February 12,
Scenario	Classification	2006	2007	2008

FV assuming no change in underlying interest rates	Asset (Liability)	$(29,060)	$14,839	$42,544
FV assuming 10% increase in underlying interest rates	Asset (Liability)	(56,249)	(5,425)	24,479
FV assuming 10% decrease in underlying interest rates	Asset (Liability)	(1,872)	35,102	60,610
     Duncan Energy Partners had three interest rate swap agreements outstanding at December 31, 2007 that were accounted for as cash flow hedges. The notional value of these swap agreements was $175.0 million. The purpose of these financial instruments is to reduce the sensitivity of Duncan Energy Partners’ earnings to variable interest rates charged under its revolving credit facility. Duncan Energy Partners recognized a $0.2 million benefit from these swaps in interest expense during 2007, which includes ineffectiveness of $0.2 million (an expense) and income of $0.4 million. In 2008, Duncan Energy Partners expects to reclassify $0.7 million of accumulated other comprehensive loss that was generated by these interest rate swaps as an increase to interest expense.
     At December 31, 2007, the aggregate fair value of these interest rate swaps was a liability of $3.8 million. The following table shows the effect of hypothetical price movements on the estimated fair value of Duncan Energy Partners’ interest rate swap portfolio (dollars in thousands).

		Swap Fair Value at
	Resulting	December 31,	February 12,
Scenario	Classification	2007	2008

FV assuming no change in underlying interest rates	Liability	$3,782	$7,749
FV assuming 10% increase in underlying interest rates	Liability	2,245	6,563
FV assuming 10% decrease in underlying interest rates	Liability	5,319	8,934
     At times, Enterprise Products Partners may use treasury lock financial instruments to hedge the underlying U.S. treasury rates related to its anticipated issuances of debt. A treasury lock is a specialized agreement that fixes the price (or yield) on a specific treasury security for an established period of time. A treasury lock purchaser is protected from a rise in the yield of the underlying treasury security during the lock period. Each of the treasury lock transactions was designated as a cash flow hedge under SFAS 133.
     To the extent effective, gains and losses on the value of the treasury locks will be deferred until the forecasted debt is issued and will be amortized to earnings over the life of the debt. No ineffectiveness was recognized by Enterprise Products Partners for their treasury locks as of December 31, 2007. Gains or losses on the termination of such instruments are amortized to earnings using the effective interest method over the estimated term of the underlying fixed-rate debt. The following table summarizes changes in Enterprise Products Partners’ treasury lock portfolio since December 31, 2005 (dollars in millions):

	Notional	Cash
	Amount	Gain

Second quarter of 2006 additions to portfolio (1)	$250.0	$—
Third quarter of 2006 additions to portfolio (1)	50.0	—
Third quarter of 2006 terminations (2)	(300.0)	—
Fourth quarter of 2006 additions to portfolio (3)	562.5	—

Treasury lock portfolio, December 31, 2006 (4)	562.5	—

First quarter of 2007 additions to portfolio (3)	437.5	—
Second quarter of 2007 terminations (5)	(875.0)	42.3
Third quarter of 2007 additions to portfolio (6)	875.0	—
Third quarter of 2007 terminations (7)	(750.0)	6.6
Fourth quarter of 2007 additions to portfolio (8)	350.0	—

Treasury lock portfolio, December 31, 2007 (4)	$600.0	$48.9

(1)	EPO entered into these transactions related to its anticipated issuances of debt in 2006.

(2)	Terminations relate to the issuance of the Junior Notes A ($300.0 million).

(3)	EPO entered into these transactions related to its anticipated issuances of debt in 2007.

(4)	The fair value of open financial instruments at December 31, 2006 and 2007 was an asset of $11.2 million and a liability of $19.6 million, respectively.

(5)	Terminations relate to the issuance of the EPO Junior Notes B ($500.0 million) and EPO Senior Notes L ($375.0 million). Of the $42.3 million gain, $10.6 million relates to the EPO Junior Notes B and the remainder to the EPO Senior Notes L and its successor debt.

(6)	EPO entered into these transactions related to its issuance of its Senior Notes L (including its successor debt) in August 2007 ($500.0 million) and anticipated issuance of debt during the first half of 2008 ($250.0 million).

(7)	Terminations relate to the issuance of the EPO Senior Notes L and its successor debt.

(8)	EPO entered into these transactions in connection with its anticipated issuance of debt during the first half of 2008.
     TEPPCO. TEPPCO also utilizes interest rate swap agreements to manage its cost of borrowing. TEPPCO had one interest rate swap outstanding at December 31, 2006 that was accounted for as a fair value hedge. This swap agreement had a notional value of $210.0 million and matched the maturity date of the underlying fixed rate debt being hedged. In September 2007, TEPPCO terminated this swap agreement resulting in a cash loss of $1.2 million, which will be amortized into earnings over the remaining term of the underlying debt.

     TEPPCO also had interest rate swap agreements outstanding at December 31, 2007 and 2006 that were accounted for using mark-to-market accounting. These swap agreements had an aggregate notional amount of $200.0 million and matured in January 2008. The aggregate fair value of these interest rate swaps at December 31, 2007 and 2006 was an asset of $0.3 million and $1.4 million, respectively. The swap agreements settled on January 20, 2008 for $0.3 million and there are currently no swap agreements outstanding.
     TEPPCO also utilizes treasury locks to hedge underlying U.S. treasury rates related to its anticipated issuances of debt. At December 31, 2007 and 2006, TEPPCO’s portfolio of treasury locks had an aggregate $600.0 million and $200.0 million in notional value, respectively. The fair value of TEPPCO’s portfolio of treasury locks at December 31, 2007 was a liability of $25.3 million. The fair value of TEPPCO’s portfolio of treasury locks at December 31, 2006 was nominal. TEPPCO has accounted for these treasury lock transactions as cash flow hedges. To the extent effective, gains and losses on the value of the treasury locks will be deferred until the forecasted debt is issued and will be amortized to earnings over the life of the debt. No ineffectiveness was recognized on TEPPCO’s treasury locks as of December 31, 2007.
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
     The primary purpose of Enterprise Products Partners’ commodity risk management activities is to hedge its exposure to price risks associated with (i) natural gas purchases and gas injected into storage, (ii) the value of NGL production and inventories, (iii) related firm commitments, (iv) fluctuations in transportation revenues where the underlying fees are based on natural gas index prices and (v) certain anticipated transactions involving either natural gas, NGLs or certain petrochemical products. From time to time, we inject natural gas into storage and utilize hedging instruments to lock in the value of our inventory positions. The commodity financial instruments utilized by Enterprise Products Partners may be settled in cash or with another financial instrument.
     At December 31, 2007 and 2006, the fair value of Enterprise Products Partners’ commodity financial instrument portfolio, which primarily consisted of cash flow hedges, was a liability of $19.3 and $3.2 million, respectively. During the years ended December 31, 2007, 2006 and 2005, Enterprise Products Partners recorded a $28.6 million loss, $10.3 million income and $1.1 million income, respectively, related to its commodity financial instruments, which is included in operating costs and expenses on our Statements of Consolidated Operations. Included in the $28.6 million loss recorded during 2007, was ineffectiveness of $0.9 million (an expense) related to Enterprise Products Partners’ commodity hedges. These contracts will terminate during 2008, and any amounts remaining in accumulated other comprehensive income will be recorded in earnings.
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

		Commodity Financial Instrument Portfolio FV
	Resulting	December 31,	December 31,	February 12,
Scenario	Classification	2006	2007	2008

FV assuming no change in underlying commodity prices	Asset (Liability)	$(3,184)	$(19,305)	$25,941
FV assuming 10% increase in underlying commodity prices	Asset (Liability)	(2,119)	9,903	52,974
FV assuming 10% decrease in underlying commodity prices	Liability	(4,249)	(48,513)	(1,114)
     The increase in portfolio fair value between December 31, 2007 and February 12, 2008 is primarily due to an increase in the price of natural gas.
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
     At December 31, 2007 and 2006, TEPPCO had a limited number of commodity financial instruments in its portfolio. These contracts will terminate during 2008, and any amounts remaining in accumulated other comprehensive income will be recorded in net income. These financial instruments had a minimal impact on TEPPCO’s earnings. The fair value of the open positions at December 31, 2007 and 2006 was a liability of $18.9 million and an asset of $0.7 million, respectively. The following table shows the effect of hypothetical price movements on the estimated fair value of this portfolio at the dates shown (dollars in thousands):

		Commodity Financial Instrument Portfolio FV
	Resulting	December 31,	December 31,	February 12,
Scenario	Classification	2006	2007	2008

FV assuming no change in underlying commodity prices	Asset (Liability)	$741	$(18,897)	$(12,981)
FV assuming 10% increase in underlying commodity prices	Asset (Liability)	250	(33,606)	(25,213)
FV assuming 10% decrease in underlying commodity prices	Asset (Liability)	1,232	(4,188)	(750)

Foreign Currency Hedging Program – Enterprise Products Partners
     Enterprise Products Partners is exposed to foreign currency exchange rate risk through its Canadian NGL marketing subsidiary and certain construction agreements where payments are indexed to the Canadian dollar. As a result, Enterprise Products Partners could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar. Enterprise Products Partners attempts to hedge this risk using foreign exchange purchase contracts to fix the exchange rate.
     Mark-to-market accounting is utilized for those foreign exchange contracts associated with its Canadian NGL marketing business. The duration of these contracts is typically one month. As of December 31, 2007, $4.7 million of these exchange contracts were outstanding, all of which settled in January 2008. In January 2008, Enterprise Products Partners entered into $3.7 million of such instruments.
     The foreign exchange contracts associated with construction activities are accounted for using hedge accounting. At December 31, 2007, the fair value of these contracts was $1.3 million. These contracts settle through May 2008.
Product Purchase Commitments
     We have long and short-term purchase commitments for NGLs, crude oil, petrochemicals and natural gas with several suppliers. The purchase prices that we are obligated to pay under these contracts are based on market prices at the time we take delivery of the volumes. For additional information regarding these commitments, see “Other Items – Contractual Obligations” included under Item 7 of this annual report.

     Item 8. Financial Statements and Supplementary Data.
ENTERPRISE GP HOLDINGS L.P.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of EPE Holdings, LLC and
Unitholders of Enterprise GP Holdings L.P.
Houston, Texas
     We have audited the accompanying consolidated balance sheets of Enterprise GP Holdings L.P. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related statements of consolidated operations, consolidated comprehensive income, consolidated cash flows and consolidated partners’ equity for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enterprise GP Holdings L.P. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2008

ENTERPRISE GP HOLDINGS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$41,920	$23,290
Restricted cash	53,144	23,667
Accounts and notes receivable — trade, net of allowance for doubtful accounts of $21,784 at December 31, 2007 and $23,506 at December 31, 2006	3,363,295	2,202,507
Accounts receivable — related parties	1,995	2,008
Inventories	425,686	489,007
Prepaid and other current assets	129,448	162,758

Total current assets	4,015,488	2,903,237
Property, plant and equipment, net	14,299,396	12,112,973
Investments in and advances to unconsolidated affiliates	2,539,003	784,756
Intangible assets, net of accumulated amortization of $545,645 at December 31, 2007 and $420,800 at December 31, 2006	1,820,199	1,938,953
Goodwill	807,580	806,971
Deferred tax asset	3,545	1,855
Other assets	238,891	151,146

Total assets	$23,724,102	$18,699,891

LIABILITIES AND PARTNERS’ EQUITY

Current liabilities:
Accounts payable – trade	$387,784	$334,001
Accounts payable – related parties	14,192	18,598
Accrued product payables	3,571,095	2,172,228
Accrued expenses	61,981	42,927
Accrued interest	183,501	126,904
Other current liabilities	390,950	270,317
Current maturities of debt	353,976	—

Total current liabilities	4,963,479	2,964,975
Long-term debt (see Note 15)	9,507,229	7,053,877
Deferred tax liabilities	21,358	14,375
Other long-term liabilities	111,211	107,596
Commitments and contingencies
Minority interest	7,081,803	7,118,819
Partners’ equity:
Limited partners:
Units (123,191,640 units outstanding at December 31, 2007 and 88,884,116 units outstanding at December 31, 2006)	1,698,321	680,922
Class B Units (14,173,304 Class B Units outstanding at December 31, 2006)	—	357,082
Class C Units (16,000,000 Class C Units outstanding at December 31, 2007 and 2006)	380,665	380,665
General partner	11	14
Accumulated other comprehensive income (loss)	(39,975)	21,566

Total partners’ equity	2,039,022	1,440,249

Total liabilities and partners’ equity	$23,724,102	$18,699,891

See Notes to Consolidated Financial Statements

ENTERPRISE GP HOLDINGS L.P.
STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in thousands, except per unit amounts)

	For Year Ended December 31,
	2007	2006	2005

Revenues:
Third parties	$26,128,718	$23,251,483	$20,490,413
Related parties	585,051	360,663	367,827

Total (see Note 4)	26,713,769	23,612,146	20,858,240

Cost and expenses:
Operating costs and expenses:
Third parties	24,937,723	21,976,271	19,518,671
Related parties	463,837	443,709	372,511

Total	25,401,560	22,419,980	19,891,182

General and administrative costs:
Third parties	49,520	36,894	44,348
Related parties	82,467	63,465	53,304

Total	131,987	100,359	97,652

Total costs and expenses	25,533,547	22,520,339	19,988,834

Equity earnings	13,603	25,213	34,641

Operating income	1,193,825	1,117,020	904,047

Other income (expense):
Interest expense	(487,419)	(333,742)	(330,862)
Interest income	11,382	9,820	5,973
Other, net (see Note 12 regarding gains in 2007)	60,406	1,360	(9,415)

Total	(415,631)	(322,562)	(334,304)

Income before taxes and minority interest	778,194	794,458	569,743
Provision for income taxes	(15,813)	(21,974)	(8,363)
Minority interest	(653,360)	(638,585)	(478,944)

Income before cumulative effect of changes in accounting principles	109,021	133,899	82,436
Cumulative effect of changes in accounting principles (see Note 9)	—	93	(227)

Net income	$109,021	$133,992	$82,209

Net income allocation: (see Notes 16 and 19)
Limited partners’ interest in net income	$109,010	$133,979	$82,201

General partner interest in net income	$11	$13	$8

Earnings per unit: (see Note 19)
Basic and diluted income per unit before changes in accounting principles	$0.97	$1.30	$0.90

Basic and diluted income per unit	$0.97	$1.30	$0.90

See Notes to Consolidated Financial Statements

ENTERPRISE GP HOLDINGS L.P.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Dollars in thousands)

	For Year Ended December 31,
	2007	2006	2005

Net income	$109,021	$133,992	$82,209
Other comprehensive income:
Cash flow hedges:
Net commodity financial instrument gains (losses)	(37,379)	(2,892)	—
Foreign currency hedge gains	1,308	—	—
Less: Reclassification adjustment for loss (gain) included in net income related to financial instruments	—	2,255	(1,434)
Net interest rate financial instrument gains (losses)	(19,255)	8,692	—
Less: Amortization of cash flow financing hedges	(5,493)	(4,234)	(4,048)

Total cash flow hedges	(60,819)	3,821	(5,482)
Change in funded status of Dixie benefit plans, net of tax	(52)	—	—
Proportionate share of other comprehensive income of unconsolidated affiliates (see Note 16)	(3,848)	—	—
Foreign currency translation adjustment	2,007	(807)	—

Total other comprehensive income (loss)	(62,712)	3,014	(5,482)

Comprehensive income	$46,309	$137,006	$76,727

See Notes to Consolidated Financial Statements

ENTERPRISE GP HOLDINGS L.P.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in thousands)

	For Year Ended December 31,
	2007	2006	2005

Operating activities:
Net income	$109,021	$133,992	$82,209
Adjustments to reconcile net income to net cash
flows provided by operating activities:
Depreciation, amortization and accretion in operating costs and expenses	647,652	556,553	524,169
Depreciation and amortization in general and administrative costs	13,664	7,329	7,241
Amortization in interest expense	1,094	(627)	(3,652)
Equity earnings	(13,603)	(25,213)	(34,641)
Distributions received from unconsolidated affiliates	116,930	76,515	93,143
Cumulative effect of changes in accounting principles	—	(93)	227
Operating lease expense paid by EPCO, Inc.	2,105	2,109	2,112
Minority interest	653,360	638,585	478,944
Gain on sale of assets and ownership interests	(67,414)	(9,112)	(5,156)
Deferred income tax expense	7,626	15,078	8,594
Net effect of changes in operating accounts (see Note 22)	457,598	44,276	(295,080)
Other (see Note 22)	8,801	182	10,122

Net cash flows provided by operating activities	1,936,834	1,439,574	868,232

Investing activities:
Capital expenditures	(2,749,166)	(1,724,827)	(1,209,605)
Contributions in aid of construction costs	57,672	60,492	47,004
Proceeds from sale of assets	169,138	5,588	45,256
Decrease (increase) in restricted cash	(47,348)	(8,715)	11,204
Cash used for business combinations (see Note 13)	(35,793)	(292,202)	(326,602)
Acquisition of intangible asset	(14,516)	—	(1,750)
Investments in unconsolidated affiliates	(1,879,834)	(25,881)	(91,575)
Advances from (to) unconsolidated affiliates	(41,251)	14,898	(2,374)
Return of investment from unconsolidated affiliate	—	—	47,500

Cash used in investing activities	(4,541,098)	(1,970,647)	(1,480,942)

Financing activities:
Borrowings under debt agreements	11,416,785	4,343,410	5,381,102
Repayments of debt	(8,652,028)	(3,767,527)	(5,158,425)
Debt issuance costs	(39,192)	(9,974)	(9,797)
Distributions paid to partners	(159,042)	(108,449)	(32,943)
Settlement of cash flow hedging financial instruments	49,103	—	—
Distributions paid to minority interests (see Note 2)	(1,073,938)	(946,735)	(834,059)
Distributions paid to former owners of TEPPCO GP	(29,760)	(57,960)	(56,736)
Net proceeds from the issuance of Units	739,458	—	373,000
Reclassification of restricted units	(1,568)	—	4
Contributions from minority interests	372,662	1,059,061	951,904

Cash provided by financing activities	2,622,480	511,826	614,050

Effect of exchange rate changes on cash	414	(232)	—
Net change in cash and cash equivalents	18,216	(19,247)	1,340
Cash and cash equivalents, January 1	23,290	42,769	41,429

Cash and cash equivalents, December 31	$41,920	$23,290	$42,769

See Notes to Consolidated Financial Statements

ENTERPRISE GP HOLDINGS L.P.
STATEMENTS OF CONSOLIDATED PARTNERS’ EQUITY
(See Note 16 for Unit History and Detail of Changes in Limited Partners’ Equity)
(Dollars in thousands)

	Limited	General
	Partners	Partner	AOCI	Total

Balance, December 31, 2004	$49,485	$6	$24,554	$74,045
Net income	82,201	8	—	82,209
Operating leases paid by EPCO, Inc.	72	—	—	72
Net proceeds from the issuance of Units in initial public offering	373,000	—	—	373,000
Acquisition of minority interest from El Paso	90,845	2	—	90,847
Contribution of net assets from sponsor affiliates in connection with initial public offering	160,604	—	—	160,604
Cash distributions to partners	(32,942)	(1)	—	(32,943)
Cash distributions to former owners of TEPPCO GP interests	(39,818)	—	—	(39,818)
Contribution of interest in TEPPCO GP (See Note 1)	767,175	—	—	767,175
Amortization of equity awards	75	—	—	75
Cash flow hedges	—	—	(5,482)	(5,482)
Other	(186)	(3)	11	(178)

Balance, December 31, 2005	1,450,511	12	19,083	1,469,606
Net income	133,979	13	—	133,992
Operating leases paid by EPCO, Inc.	109	—	—	109
Cash distributions to partners	(108,438)	(11)	—	(108,449)
Cash distributions to former owners of TEPPCO GP interests	(57,960)	—	—	(57,960)
Amortization of equity awards	80	—	—	80
Change in funded status of pension and postretirement plans, net of tax	—	—	(531)	(531)
Acquisition related disbursement of cash (see Note 16)	(319)	—	—	(319)
Change in accounting method for equity awards	(48)	—	—	(48)
Foreign currency translation adjustment	—	—	(807)	(807)
Cash flow hedges	—	—	3,821	3,821
Other	755	—	—	755

Balance, December 31, 2006	1,418,669	14	21,566	1,440,249
Net income	109,010	11	—	109,021
Cash distributions to partners	(159,028)	(14)	—	(159,042)
Cash distributions to former owners of TEPPCO GP interests	(29,760)	—	—	(29,760)
Operating leases paid by EPCO, Inc.	107	—	—	107
Net proceeds from the issuance of Units	739,458	—	—	739,458
Change in funded status of pension and postretirement plans, net of tax	—	—	1,119	1,119
Amortization of equity awards	530	—	—	530
Foreign currency translation adjustment	—	—	2,007	2,007
Cash flow hedges	—	—	(60,819)	(60,819)
Proportionate share of other comprehensive income of unconsolidated affiliates (see Note 16)	—	—	(3,848)	(3,848)

Balance, December 31, 2007	$2,078,986	$11	$(39,975)	$2,039,022

See Notes to Consolidated Financial Statements

ENTERPRISE GP HOLDINGS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
Note 1. Partnership Organization and Basis of Presentation
Partnership Organization
     Enterprise GP Holdings L.P. is a publicly traded Delaware limited partnership, the registered limited partnership interests (the “Units”) of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPE.” The current business of Enterprise GP Holdings L.P. is the ownership of general and limited partner interests of publicly traded partnerships engaged in the midstream energy industry and related businesses. Unless the context requires otherwise, references to “we,” “us,” “our,” or “the Partnership” are intended to mean the business and operations of Enterprise GP Holdings L.P. and its consolidated subsidiaries.
     References to “Parent Company” mean Enterprise GP Holdings L.P., individually as the parent company, and not on a consolidated basis. The Parent Company is owned 99.99% by its limited partners and 0.01% by its general partner, EPE Holdings, LLC (“EPE Holdings”). EPE Holdings is a wholly owned subsidiary of Dan Duncan, LLC, the membership interests of which are owned by Dan L. Duncan. See Note 24 for information regarding the Parent Company on a standalone basis.
     References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., the common units of which are listed on the NYSE under the ticker symbol “EPD.” References to “EPGP” refer to Enterprise Products GP, LLC, which is the general partner of Enterprise Products Partners. Enterprise Products Partners has no business activities outside those conducted by its operating subsidiary, Enterprise Products Operating LLC (“EPO”). EPGP is owned by the Parent Company.
     References to “Duncan Energy Partners” mean Duncan Energy Partners L.P., which is a consolidated subsidiary of EPO. Duncan Energy Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.” References to “DEP GP” mean DEP Holdings, LLC, which is the general partner of Duncan Energy Partners.
     References to “TEPPCO” mean TEPPCO Partners, L.P., a publicly traded affiliate, the common units of which are listed on the NYSE under the ticker symbol “TPP.” References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO. TEPPCO GP is owned by the Parent Company.
     References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries, which includes Energy Transfer Partners, L.P. (“ETP”). Energy Transfer Equity is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “ETE.” The general partner of Energy Transfer Equity is LE GP, LLC (“LE GP”). On May 7, 2007, the Parent Company acquired non-controlling interests in both Energy Transfer Equity and LE GP.
     References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”) and EPE Unit III, L.P. (“EPE Unit III”), collectively, which are private company affiliates of EPCO, Inc. See Note 25 for information regarding the formation of Enterprise Unit L.P. in February 2008.

     References to “EPCO” mean EPCO, Inc. and its private company affiliates, which are related party affiliates to all of the foregoing named entities. Mr. Duncan is the Group Co-Chairman and controlling shareholder of EPCO.
     References to “DFI” mean Duncan Family Interests, Inc. and “DFIGP” mean DFI GP Holdings, L.P. DFI and DFIGP are private company affiliates of EPCO. The Parent Company acquired its ownership interests in TEPPCO and TEPPCO GP from DFI and DFIGP.
     The Parent Company, Enterprise Products Partners, EPGP, TEPPCO, TEPPCO GP, the Employee Partnerships, EPCO, DFI and DFIGP are affiliates under common control of Mr. Duncan. We do not control Energy Transfer Equity or LE GP.
Basis of Presentation
     General Purpose Consolidated and Parent Company-Only Information
     In accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and various other accounting standard-setting organizations, our general purpose financial statements reflect the consolidation of the financial statements of businesses that we control through the ownership of general partner interests (e.g. Enterprise Products Partners and TEPPCO). Our general purpose consolidated financial statements present those investments in which we do not have a controlling interest as unconsolidated affiliates (e.g. Energy Transfer Equity and LE GP). To the extent that Enterprise Products Partners and TEPPCO reflect investments in unconsolidated affiliates in their respective consolidated financial statements, such investments will also be reflected as such in our general purpose financial statements unless subsequently consolidated by us due to common control considerations (e.g. Jonah Gas Gathering Company). Also, minority interest presented in our financial statements reflects third-party and related party ownership of our consolidated subsidiaries, which include the third-party and related party unitholders of Enterprise Products Partners, TEPPCO and Duncan Energy Partners other than the Parent Company. Unless noted otherwise, the information presented in these financial statements reflects our consolidated businesses and operations.
     In order for the unitholders of Enterprise GP Holdings L.P. and others to more fully understand the Parent Company’s business activities and financial statements on a standalone basis, Note 24 of these Notes to Consolidated Financial Statements includes information devoted exclusively to the Parent Company apart from that of our consolidated Partnership. A key difference between the non-consolidated Parent Company financial information and those of our consolidated partnership is that the Parent Company views each of its investments (e.g. Enterprise Products Partners, TEPPCO and Energy Transfer Equity) as unconsolidated affiliates and records its share of the net income of each as equity earnings in the Parent Company income information. In accordance with U.S. generally accepted accounting principles (“GAAP”), we eliminate such equity earnings in the preparation of our consolidated Partnership financial statements.
     TEPPCO and TEPPCO GP have been under common control with the Parent Company since February 2005.
     Presentation of Investments
     Private company affiliates of EPCO contributed equity interests in Enterprise Products Partners and EPGP to the Parent Company in August 2005. As a result of such contributions, the Parent Company owns 13,454,498 common units of Enterprise Products Partners and 100% of the membership interests of EPGP, which is entitled to 2% of the cash distributions paid by Enterprise Products Partners as well as the associated incentive distribution rights (“IDRs”) of Enterprise Products Partners. The contributions of ownership interests in Enterprise Products Partners and EPGP were accounted for at historical costs as a reorganization of entities under common control in a manner similar to a pooling of interests. As a result, we recorded the receipt of such contributions at the historical carrying values of such equity interests then recognized by affiliates of EPCO. Since EPGP and Enterprise Products Partners have been under the indirect common control of Mr. Duncan for all periods presented in these financial statements, our consolidated financial statements for periods prior to August 2005 include the consolidated financial information of EPGP, which includes Enterprise Products Partners.
     Effective with the second quarter of 2007, our consolidated financial statements and Parent Company information and related notes were restated to reflect the contribution by private company affiliates of EPCO (DFI and DFI GP) of partnership and membership interests in TEPPCO and TEPPCO GP in May 2007 and the reorganization of our business segments. As a result of such contributions, the Parent Company owns 4,400,000 common units of TEPPCO and 100% of the membership interests of TEPPCO GP, which is entitled to 2% of the cash distributions of TEPPCO as well as the IDRs of TEPPCO. The contributions of ownership interests in TEPPCO and TEPPCO GP were accounted for at historical costs as a reorganization of entities under common control in a manner similar to a pooling of interests. The inclusion of TEPPCO and TEPPCO GP in our financial statements was effective January 1, 2005 because an affiliate of EPCO under common control with the Parent Company originally acquired ownership interests in TEPPCO GP in February 2005.
     Our consolidated financial statements and Parent Company financial information reflect investments in TEPPCO and TEPPCO GP as follows:
▪	Ownership of 100% of the membership interests in TEPPCO GP and associated TEPPCO IDRs for all periods presented. Third-party ownership interests in TEPPCO GP during the first quarter of 2005 have been reflected as minority interest. TEPPCO GP is entitled to 2% of the quarterly cash distributions paid by TEPPCO and its percentage interest in TEPPCO’s quarterly cash distributions is increased through its ownership of the associated TEPPCO IDRs, after certain specified target levels of distribution rates are met by TEPPCO. Currently, TEPPCO GP’s quarterly general partner and associated incentive distribution thresholds are as follows:
▪	2% of quarterly cash distributions up to $0.275 per unit paid by TEPPCO;

▪	15% of quarterly cash distributions from $0.275 per unit up to $0.325 per unit paid by TEPPCO; and

▪	25% of quarterly cash distributions that exceed $0.325 per unit paid by TEPPCO.
Prior to December 2006, TEPPCO GP was entitled to 50% of any quarterly cash distributions paid by TEPPCO that exceeded $0.45 per unit. This distribution tier was eliminated by TEPPCO as part of an amendment to its partnership agreement in December 2006 in exchange for the issuance of 14,091,275 common units of TEPPCO to TEPPCO GP, which were subsequently distributed to affiliates of EPCO.

The economic benefit of the TEPPCO IDRs for periods prior to December 2006 is equal to: (i) the benefit that would have been received by the Parent Company at the current (i.e. post-December 2006) 25% maximum threshold assuming historical distribution rates plus (ii) an incremental amount of benefit that would have been received from 4,400,000 of the 14,091,275 common units issued by TEPPCO in December 2006 in connection with the conversion of TEPPCO IDRs in excess of the 25% threshold. DFI and DFIGP retain the economic benefit of TEPPCO IDRs associated with the remaining 9,691,275 common units issued by TEPPCO in December 2006. After December 2006, our net income reflects current TEPPCO IDRs (i.e., capped at the 25% maximum threshold).
▪	Ownership of 4,400,000 common units of TEPPCO since the date of issuance to affiliates of EPCO in December 2006.
     All earnings derived from TEPPCO IDRs and TEPPCO common units in excess of those allocated to the Parent Company are presented as a component of minority interest in our consolidated financial statements. In addition, the former owners of the TEPPCO and TEPPCO GP interests and rights were allocated all cash receipts from these investments during the periods they owned such interests prior to May 2007. This method of presentation is intended to show how the contributed interests would have affected our business.
     In May 2007, the Parent Company acquired 38,976,090 common units of Energy Transfer Equity and approximately 34.9% of the membership interests of its general partner, LE GP, for $1.65 billion in cash. Energy Transfer Equity owns limited partner interests and the general partner interest of ETP. We account for our investments in Energy Transfer Equity and LE GP using the equity method of accounting. See Note 12 for additional information regarding these unconsolidated affiliates.
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
     The following table presents the activity of our allowance for doubtful accounts for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005

Balance at beginning of period	$23,506	$37,579	$32,773
Charges to expense	2,639	537	6,220
Acquisition-related additions and other	—	—	5,653
Deductions	(4,361)	(14,610)	(7,067)

Balance at end of period	$21,784	$23,506	$37,579

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
     The former owners of the TEPPCO and TEPPCO GP interests and rights were allocated all cash receipts from these investments during the periods they owned such interests prior to May 2007.

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
     See “Basis of Presentation” under Note 1 for information regarding our consolidation of Enterprise Products Partners, TEPPCO and their respective general partners.
Contingencies
     Certain conditions may exist as of the date our financial statements are issued, which may result in a loss to us but which will only be resolved when one or more future events occur or fail to occur. Our management and its legal counsel assess such contingent liabilities, and such assessments inherently involves an exercise in judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in proceedings, our management and legal counsel evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
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
Current Assets and Current Liabilities
     We present, as individual captions in our consolidated balance sheets, all components of current assets and current liabilities that exceed five percent of total current assets and liabilities, respectively.
Deferred Revenues
     Amounts billed in advance of the period in which the service is rendered or product delivered are recorded as deferred revenue. At December 31, 2007 and 2006, deferred revenues totaled $83.2 million and $63.7 million and were recorded as a component of other current or long-term liabilities, as appropriate, on our Consolidated Balance Sheets. See Note 5 for information regarding our revenue recognition policies.
Earnings Per Unit
     Earnings per Unit is based on the amount of income allocated to limited partners and the weighted-average number of Units outstanding during the period. See Note 19 for additional information regarding our earnings per Unit.
Employee Benefit Plans
     Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” requires businesses to record the over-funded or under-funded status of defined benefit pension and other postretirement plans as an asset or liability at a measurement date and to recognize annual changes in the funded status of each plan through other comprehensive income.  At December 31, 2006, we adopted the provisions of SFAS 158.
     Our consolidated results reflect immaterial amounts related to active and terminated employee benefit plans. See Note 7 for additional information regarding our current employee benefit plans.
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
     At December 31, 2007 and 2006, total reserves for environmental liabilities were $30.5 million and $26.0 million, respectively. The majority of these amounts relate to reserves established by Enterprise Products Partners for remediation activities involving mercury gas meters. The following table presents the activity of our environmental reserves for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005

Balance at beginning of period	$25,980	$24,537	$22,119
Charges to expense	3,777	2,992	2,669
Acquisition-related additions and other	6,499	8,811	5,037
Deductions	(5,795)	(10,360)	(5,288)

Balance at end of period	$30,461	$25,980	$24,537

Estimates
     Preparing our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from these estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Exchange Contracts
     Exchanges are contractual agreements for the movements of natural gas liquids (“NGLs”) and certain petrochemical products between parties to satisfy timing and logistical needs of the parties. Net exchange volumes borrowed from us under such agreements are valued and included in accounts receivable, and net exchange volumes loaned to us under such agreements are valued and accrued as a liability in accrued products payables. Receivables and payables arising from exchange transactions are settled with movements of products rather than with cash. When payment or receipt of monetary consideration is required for product differentials and service costs, such items are recognized in our consolidated financial statements on a net basis.
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
     Changes in fair value of financial instrument contracts are recognized currently in earnings unless specific hedge accounting criteria are met. If the financial instrument meets the criteria of a fair value hedge, gains and losses incurred on the instrument will be recorded in earnings to offset corresponding losses and gains on the hedged item. If the financial instrument meets the criteria of a cash flow hedge, gains and losses incurred on the instrument are recorded in accumulated other comprehensive income (“AOCI”). Gains and losses on cash flow hedges are reclassified from accumulated other comprehensive income to earnings when the forecasted transaction occurs or, as appropriate, over the economic life of the underlying asset. A contract designated as a hedge of an anticipated transaction that is no longer likely to occur is immediately recognized in earnings.
     To qualify as a hedge, the item to be hedged must expose us to risk and the related hedging instrument must reduce the exposure and meet the hedging requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended and interpreted). We formally designate the financial instrument as a hedge and document and assess the effectiveness of the hedge at its inception and thereafter on a quarterly basis. Any hedge ineffectiveness is immediately recognized in earnings. See Note 8 for additional information regarding our financial instruments.
Foreign Currency Translation
     Enterprise Products Partners owns an NGL marketing business located in Canada. The financial statements of this foreign subsidiary are translated into U.S. dollars from the Canadian dollar, which is the subsidiary’s functional currency, using the current rate method. Its assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, while revenue and expense items are translated at average rates of exchange during the reporting period. Exchange gains and losses arising from foreign currency translation adjustments are reflected as separate components of AOCI in the accompanying

Consolidated Balance Sheets. Our net cash flows from this Canadian subsidiary may be adversely affected by changes in foreign currency exchange rates. We attempt to hedge this currency risk (see Note 8).
Impairment Testing for Goodwill
     Our goodwill amounts are assessed for impairment (i) on a routine annual basis or (ii) when impairment indicators are present. If such indicators occur (e.g., the loss of a significant customer, economic obsolescence of plant assets, etc.), the estimated fair value of the reporting unit to which the goodwill is assigned is determined and compared to its book value. If the fair value of the reporting unit exceeds its book value including associated goodwill amounts, the goodwill is considered to be unimpaired and no impairment charge is required. If the fair value of the reporting unit is less than its book value including associated goodwill amounts, a charge to earnings is recorded to reduce the carrying value of the goodwill to its implied fair value. We have not recognized any impairment losses related to goodwill for any of the periods presented. See Note 14 for additional information regarding our goodwill.
Impairment Testing for Intangible Assets with Indefinite Lives
     Intangible assets with indefinite lives are subject to periodic testing for recoverability in a manner similar to goodwill. We test the carrying value of indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate that it is more likely than not that the fair value of the asset is less than its carrying value. This test is performed during the fourth quarter of each fiscal year. If the estimated fair value of this intangible asset is less than its carrying value, a charge to earnings is required to reduce the asset’s carrying value to its implied fair value.
     Our estimate of the fair value of this asset is based on a number of assumptions including: (i) the discount rate we select to present value underlying cash flow streams; (ii) the expected increase in TEPPCO’s cash distribution rate over a discreet forecast period; and (iii) the long-term growth rate of TEPPCO’s cash distributions beyond the discreet forecast period. The financial models we use to estimate the fair value of the IDRs are sensitive to changes in these assumptions. Consequently, a significant change in any of these underlying assumptions may result in our recording an impairment charge where none was warranted in prior periods.
     We did not record any intangible asset impairment charges during the years ended December 31, 2007, 2006 and 2005.
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
     For the years ended December 31, 2006 and 2005, we recorded non-cash asset impairment charges of $0.1 million and $2.6 million, respectively, which are reflected as components of operating costs and expenses. No such asset impairment charges were recorded in 2007.

Impairment Testing for Unconsolidated Affiliates
     We evaluate our equity method investments for impairment when events or changes in circumstances indicate that there is a loss in value of the investment attributable to another than temporary decline. Examples of such events or changes in circumstances include continuing operating losses of the investee or long-term negative changes in the investee’s industry. In the event we determine that the loss in value of an investment is other than a temporary decline, we record a charge to earnings to adjust the carrying value of the investment to its estimated fair value.
     During 2007, we evaluated our equity method investment in Nemo Gathering Company, LLC for impairment. As a result of this evaluation, we recorded a $7.0 million non-cash impairment charge that is a component of equity income from unconsolidated affiliates for the year ended December 31, 2007. Similarly, during 2006, we evaluated our investment in Neptune Pipeline Company, L.L.C. (“Neptune”) for impairment. As a result of this evaluation, we recorded a $7.4 million non-cash impairment charge that is a component of equity income from unconsolidated affiliates for the year ended December 31, 2006. We had no such impairment charges during the year ended December 31, 2005. See Note 12 for additional information regarding our equity method investments.
Income Taxes
     Provision for income taxes is primarily applicable to our state tax obligations under the Revised Texas Franchise Tax (“the Revised Texas Franchise Tax”) and certain federal and state tax obligations of Seminole Pipeline Company (“Seminole”) and Dixie Pipeline Company (“Dixie”), both of which are consolidated subsidiaries of ours. Deferred income tax assets and liabilities are recognized for temporary differences between the assets and liabilities of our tax paying entities for financial reporting and tax purposes.
     In general, legal entities that conduct business in Texas are subject to the Revised Texas Franchise Tax. In May 2006, the State of Texas expanded its pre-existing franchise tax to include limited partnerships, limited liability companies, corporations and limited liability partnerships. As a result of the change in tax law, our tax status in the State of Texas has changed from non-taxable to taxable.
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
     In accordance with Financial Accounting Standards Board Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” we must recognize the tax effects of any uncertain tax positions we may adopt, if the position taken by us is more likely than not sustainable. If a tax position meets such criteria, the tax effect to be recognized by us would be the largest amount of benefit with more than a 50% chance of being realized upon settlement. This guidance was effective January 1, 2007, and our adoption of this guidance had no material impact on our financial position, results of operations or cash flows. See Note 18 for additional information regarding our income taxes.
Inventories
     Inventories primarily consist of NGLs, petroleum products, certain petrochemical products and natural gas volumes that are valued at the lower of average cost or market. We capitalize, as a cost of inventory, shipping and handling charges directly related to volumes we purchase from third parties or take title to in connection with processing or other agreements. As these volumes are sold and delivered out of inventory, the average cost of these products (including freight-in charges that have been capitalized) are charged to operating costs and expenses. Shipping and handling fees associated with products we sell and deliver to customers are charged to operating costs and expenses as incurred. See Note 10 for additional information regarding our inventories.

Minority Interest
     As presented in our Consolidated Balance Sheets, minority interest represents related and third-party ownership interests in the net assets of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority owned subsidiaries are consolidated with those of the Parent Company, with any third-party ownership in such amounts presented as minority interest. The following table presents the components of minority interest as presented on our Consolidated Balance Sheets at the dates indicated:

	December 31,
	2007	2006

Limited partners of Enterprise Products Partners:
Third-party owners of Enterprise Products Partners (1)	$5,011,700	$5,219,349
Related party owners of Enterprise Products Partners (2)	278,970	395,591
Limited partners of Duncan Energy Partners:
Third-party owners of Duncan Energy Partners (3)	288,588	—
Related party former owners of TEPPCO GP (4)	—	(13,098)
Limited partners of TEPPCO:
Third-party owners of TEPPCO (1)	1,372,821	1,384,557
Related party owners of TEPPCO (2)	(12,106)	3,290
Joint venture partners (5)	141,830	129,130

Total minority interest on consolidated balance sheet	$7,081,803	$7,118,819

(1)	Consists of non-affiliate public unitholders of Enterprise Products Partners and TEPPCO.

(2)	Consists of unitholders of Enterprise Products Partners and TEPPCO that are related party affiliates of the Parent Company. This group is primarily comprised of EPCO and certain of its private company consolidated subsidiaries.

(3)	Consists of non-affiliate public unitholders of Duncan Energy Partners. On February 5, 2007, Duncan Energy Partners completed its initial public offering of 14,950,000 common units. A wholly owned operating subsidiary of Enterprise Products Partners owns the general partner of Duncan Energy Partners; therefore, Enterprise Products Partners consolidates the financial statements of Duncan Energy Partners with those of its own. For financial accounting and reporting purposes, the public owners of Duncan Energy Partners are presented as minority interest in our consolidated financial statements effective February 1, 2007.

(4)	Represents ownership interests exchanged for the top 25% of TEPPCO GP incentive distribution rights held by DFI and DFIGP (see Note 1, “Basis of Financial Statement Presentation”).

(5)	Represents third-party ownership interests in joint ventures that we consolidate, including Seminole, Dixie, Tri-States Pipeline L.L.C. (“Tri-States”), Independence Hub LLC (“Independence Hub”), Wilprise Pipeline Company LLC (“Wilprise”) and Belle Rose NGL Pipeline L.L.C. (“Belle Rose”).
Reclassifications
     A reclassification was made to the Statements of Consolidated Comprehensive Income for the year ended December 31, 2006 to include $2.2 million in reclassification adjustments for losses included in net income related to financial instruments and $8.7 million in net interest rate financial instrument gains to conform to the current year presentation of such activities.
     A reclassification was made to the Statements of Operations for the year ended December 31, 2005 to consistently reflect our 2005 revenues due to a reclassification of $12.7 million from “Third-parties” to “Related-parties” attributable to Enterprise Products Partners’ natural gas pipeline business. Such reclassification related to the presentation of its 49.5% equity method investment in Evangeline Gas Pipeline Company, L.P. and Evangeline Gas Corp. (collectively “Evangeline”), which revised its disclosures.

     Minority interest expense amounts attributable to the limited partners of Enterprise Products Partners, Duncan Energy Partners and TEPPCO primarily represent allocations of earnings by these entities to their unitholders, excluding those earnings allocated to the Parent Company in connection with its ownership of common units of Enterprise Products Partners and TEPPCO. The following table presents the components of minority interest as presented on our Statements of Consolidated Operations for the periods indicated:

	For Year Ended December 31,
	2007	2006	2005

Limited partners of Enterprise Products Partners (1)	$404,779	$486,398	$347,882
Limited partners of Duncan Energy Partners (2)	13,879	—	—
Related party former owners of TEPPCO GP	—	16,502	10,321
Limited partners of TEPPCO (3)	217,938	126,606	114,980
Joint venture partners	16,764	9,079	5,761

Total	$653,360	$638,585	$478,944

(1)	The $81.6 million decrease between 2007 and 2006 is primarily due to a $67.5 million decrease in Enterprise Products Partners’ net income in 2007, which was influenced by a $73.7 million increase in interest expense. In addition, Enterprise Products Partners’ earnings allocation to EPGP increased $18.9 million year-to-year primarily due to higher incentive earnings allocated to EPGP in connection with its IDRs in Enterprise Products Partners’ cash distributions.

(2)	Represents the allocation of Duncan Energy Partners earnings to its third party unitholders. Duncan Energy Partners completed its initial public offering in February 2007.

(3)	The $91.3 million increase between 2007 and 2006 is primarily due to a $77.1 million increase in TEPPCO’s net income in 2007, which benefited from a $72.8 million gain on the sale of an equity investment and related assets in the first quarter of 2007 to a third party, and earnings allocated to the 9.7 million TEPPCO common units retained by DFI and DFI GP in connection with the conversion of TEPPCO’s 50%-split IDRs in December 2006. See Note 1 for additional information regarding the basis of presentation of the TEPPCO IDRs.
     The following table presents distributions paid to and contributions from minority interests as presented on our Statements of Consolidated Cash Flows for the periods indicated:

	For Year Ended December 31,
	2007	2006	2005

Distributions paid to minority interests:
Limited partners of Enterprise Products Partners	$807,515	$717,300	$633,973
Limited partners of Duncan Energy Partners	15,757	—	—
Related party former owners of TEPPCO GP	—	23,939	16,437
Limited partners of TEPPCO	234,097	196,665	177,924
Joint venture partners	16,569	8,831	5,725

Total distributions paid to minority interests	$1,073,938	$946,735	$834,059

Contributions from minority interests:
Limited partners of Enterprise Products Partners	$67,994	$836,425	$633,987
Limited partners of Duncan Energy Partners	290,466	—	—
Limited partners of TEPPCO	1,697	195,058	278,807
Joint venture partners	12,505	27,578	39,110

Total contributions from minority interests	$372,662	$1,059,061	$951,904

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
     At December 31, 2007 and 2006, our natural gas imbalance receivables, net of allowance for doubtful accounts, were $73.9 million and $103.8 million, respectively, and are reflected as a component of “Accounts and notes receivable — trade” on our Consolidated Balance Sheets. At December 31, 2007 and 2006, our imbalance payables were $48.7 million and $56.9 million, respectively, and are reflected as a component of “Accrued product payables” on our Consolidated Balance Sheets.
Property, Plant and Equipment
     Property, plant and equipment is recorded at cost. Expenditures for additions, improvements and other enhancements to property, plant and equipment are capitalized and minor replacements, maintenance, and repairs that do not extend asset life or add value are charged to expense as incurred. When property, plant and equipment assets are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. For financial statement purposes, depreciation is recorded based on the estimated useful lives of the related assets primarily using the straight-line method. Where appropriate, we use other depreciation methods (generally accelerated) for tax purposes. See Note 11 for additional information regarding our property, plant and equipment.
     Certain of our plant operations entail periodic planned outages for major maintenance activities. These planned shutdowns typically result in significant expenditures, which are principally comprised of amounts paid to third parties for materials, contract services and related items. We use the expense-as-incurred method for our planned major maintenance activities that benefit periods in excess of one year or for periods that are not determinable. We use the deferral method for our annual planned major maintenance activities.
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
Restricted Cash
     Restricted cash represents amounts held by (i) a brokerage firm in connection with our commodity financial instruments portfolio and physical natural gas purchases made on the The New York Mercantile Exchange (“NYMEX”) exchange, and (ii) us for the future settlement of current liabilities we assumed in connection with our acquisition of a Canadian affiliate in October 2006.
Revenue Recognition
     See Note 5 for information regarding our revenue recognition policies.
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
Unit-Based Awards
     We account for unit-based awards in accordance with SFAS 123(R), “Share-Based Payment.” Prior to January 1, 2006, our unit-based awards were accounted for using the intrinsic value method described in Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees.” The following table discloses the pro forma effect of unit-based compensation amounts on our net income and earnings per unit for the year ended December 31, 2005 as if we had applied the provisions of SFAS 123(R) instead of APB 25. The effects of applying SFAS 123(R) in the following pro forma disclosures may not be indicative of future amounts as additional awards in future years are anticipated. No pro forma adjustments are required for restricted unit awards in 2005 since compensation expense related to these awards was based on their estimated fair values.

Reported net income	$82,209
Additional unit option-based compensation expense estimated using fair value-based method	(38)
Reduction in compensation expense related to Employee Partnership equity awards	82

Pro forma net income	82,253
Multiplied by general partner ownership interest	0.01%

General partner interest in pro forma net income	$8

Pro forma net income	$82,253
Less general partner interest in pro forma net income	(8)

Pro forma net income available to limited partners	$82,245

Basic and diluted earnings per Unit, net of general partner interest:
Historical Units outstanding	91,802

As reported	$0.90

Pro forma	$0.90

     See Note 6 for additional information regarding our unit-based awards.

Note 3. Recent Accounting Developments
     The following information summarizes recently issued accounting guidance that will or may affect our future financial statements:
SFAS 157
     SFAS 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required (or permitted) by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop such measurements, and the effect of certain of the measurements on earnings (or changes in net assets) during a period.
     Certain requirements of SFAS 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for other requirements of SFAS 157 has been deferred for one year. We adopted the provisions of SFAS 157 which are effective for fiscal years beginning after November 15, 2007 and there was no impact on our financial statements. Management is currently evaluating the impact that the deferred provisions of SFAS 157 will have on the disclosures in our financial statements in 2009.
SFAS 141(R)
     SFAS 141(R), “Business Combinations,” replaces SFAS 141, “Business Combinations.” SFAS 141(R) retains the fundamental requirements of SFAS 141 that the acquisition method of accounting (previously termed the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. This new guidance also retains guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill.
     The objective of SFAS 141(R) is to improve the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about business combinations and their effects. To accomplish this, SFAS 141(R) establishes principles and requirements for how the acquirer:
▪	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree.

▪	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer.

▪	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.
     SFAS 141(R) also requires that direct costs of an acquisition (e.g. finder’s fees, outside consultants, etc.) be expensed as incurred and not capitalized as part of the purchase price.
     As a calendar year-end entity, we will adopt SFAS 141(R) on January 1, 2009. Although we are still evaluating this new guidance, we expect that it will have an impact on the way in which we evaluate acquisitions. For example, we have made several acquisitions in the past where the fair value of assets acquired and liabilities assumed was in excess of the purchase price. In those cases, a bargain purchase would have been recognized under SFAS 141(R). Conversely, we will no longer capitalize transaction fees and other direct costs.
SFAS 160
     SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” establishes accounting and reporting standards for non-controlling interests, which have been referred to as minority interests in prior accounting literature. A noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent company. This new standard requires, among other things, that (i) ownership interests of noncontrolling interests be presented as a component of equity on the balance sheet (i.e. elimination of the mezzanine “minority interest” category); (ii) elimination of minority interest expense as a line item on the statement of income and, as a result, that net income be allocated between the parent and noncontrolling interests on the face of the statement of income; and (iii) enhanced disclosures regarding noncontrolling interests. As a calendar year-end entity, we will adopt SFAS 160 on January 1, 2009 and apply its presentation and disclosure requirements retrospectively.
Note 4. Business Segments
     Our investing activities are organized into business segments that reflect how the Chief Executive Officer of our general partner (i.e., our chief operating decision maker) routinely manages and reviews the financial performance of the Parent Company’s investments. We evaluate segment performance based on operating income. On a consolidated basis, we have three reportable business segments:
▪	Investment in Enterprise Products Partners — Reflects the consolidated operations of Enterprise Products Partners and its general partner, EPGP.

▪	Investment in TEPPCO — Reflects the consolidated operations of TEPPCO and its general partner, TEPPCO GP. This segment also includes the assets and operations of Jonah Gas Gathering Company (“Jonah”).

▪	Investment in Energy Transfer Equity — Reflects the Parent Company’s investments in Energy Transfer Equity and its general partner, LE GP. These investments were acquired in May 2007. The Parent Company accounts for these non-controlling investments using the equity method of accounting.
     Each of the respective general partners of Enterprise Products Partners, TEPPCO and Energy Transfer Equity have separate operating management and boards of directors, with each board having at least three independent directors. We control Enterprise Products Partners and TEPPCO through our ownership of their respective general partners. We do not control Energy Transfer Equity or its general partner.
     TEPPCO and Enterprise Products Partners are joint venture partners in Jonah, which owns a natural gas gathering system (the “Jonah system”) located in southwest Wyoming. Within their respective financial statements, Enterprise Products Partners and TEPPCO account for their individual ownership interests in Jonah using the equity method of accounting. As a result of common control at the Parent Company level, Jonah is a consolidated subsidiary of the Parent Company. For financial reporting purposes, management elected to classify the assets and results of operations from Jonah within our Investment in TEPPCO segment.
     Segment revenues and expenses include intersegment transactions, which are generally based on transactions made at market-related rates. Our consolidated totals reflect the elimination of intersegment transactions.

     We classify equity earnings from unconsolidated affiliates as a component of operating income. Our equity investments in Energy Transfer Equity and LE GP are a component of our business strategy to increase cash distributions to unitholders through accretive acquisitions. Such types of investments are also a component of the business strategies of Enterprise Products Partners and TEPPCO. They are a means by which Enterprise Products Partners and TEPPCO align their commercial interests with those of customers and/or suppliers who are joint owners in such entities. This method of operation enables Enterprise Products Partners and TEPPCO to achieve favorable economies of scale relative to the level of investment and business risk assumed versus what they could accomplish on a stand-alone basis. Given the interrelated nature of such entities to the operations of Enterprise Products Partners and TEPPCO, we believe the presentation of equity earnings from such unconsolidated affiliates as a component of operating income is meaningful and appropriate.
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
     The following table presents selected business segment information for the periods indicated:

	Investment		Investment
	in		in
	Enterprise	Investment	Energy	Adjustments
	Products	in	Transfer	and	Consolidated
	Partners	TEPPCO	Equity	Eliminations	Totals
Revenues from external customers:
Year ended December 31, 2007	$16,297,409	$9,831,309	$—	$—	$26,128,718
Year ended December 31, 2006	13,587,739	9,663,744	—	—	23,251,483
Year ended December 31, 2005	11,902,187	8,588,226	—	—	20,490,413
Revenues from related parties:
Year ended December 31, 2007	652,716	31,367	—	(99,032)	585,051
Year ended December 31, 2006	403,230	27,576	—	(70,143)	360,663
Year ended December 31, 2005	354,772	30,261	—	(17,206)	367,827
Total revenues:
Year ended December 31, 2007	16,950,125	9,862,676	—	(99,032)	26,713,769
Year ended December 31, 2006	13,990,969	9,691,320	—	(70,143)	23,612,146
Year ended December 31, 2005	12,256,959	8,618,487	—	(17,206)	20,858,240
Equity income:
Year ended December 31, 2007	20,301	(9,793)	3,095	—	13,603
Year ended December 31, 2006	21,327	3,886	—	—	25,213
Year ended December 31, 2005	14,548	20,093	—	—	34,641
Operating income:
Year ended December 31, 2007	873,248	332,273	3,095	(14,791)	1,193,825
Year ended December 31, 2006	857,541	270,053	—	(10,574)	1,117,020
Year ended December 31, 2005	661,549	242,959	—	(461)	904,047
Segment assets:
At December 31, 2007	16,372,652	5,801,710	1,653,463	(103,723)	23,724,102
At December 31, 2006	13,867,693	4,870,662	—	(38,464)	18,699,891
Investments in and advances to unconsolidated affiliates (see Note 12):
At December 31, 2007	622,502	263,038	1,653,463	—	2,539,003
At December 31, 2006	444,189	340,567	—	—	784,756
Intangible Assets (see Note 14):
At December 31, 2007	917,000	920,780	—	(17,581)	1,820,199
At December 31, 2006	1,003,954	952,650	—	(17,651)	1,938,953
Goodwill (see Note 14):
At December 31, 2007	591,651	215,929	—	—	807,580
At December 31, 2006	590,541	216,430	—	—	806,971

Note 5. Revenue Recognition
     In general, we recognize revenue from our customers when all of the following criteria are met: (i) persuasive evidence of an exchange arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the buyer’s price is fixed or determinable and (iv) collectibility is reasonably assured. The following information provides a general description of the underlying revenue recognition policies of Enterprise Products Partners and TEPPCO.
Enterprise Products Partners
     Enterprise Products Partners operates in four primary business lines: (i) NGL Pipelines & Services; (ii) Onshore Natural Gas Pipelines & Services; (iii) Offshore Pipelines & Services; and (iv) Petrochemical Services.
     NGL Pipelines & Services. This aspect of Enterprise Products Partners’ business generates revenues primarily from the provision of natural gas processing, NGL pipeline transportation, product storage and NGL fractionation services and the sale of NGLs. In its natural gas processing activities, Enterprise Products Partners enters into margin-band contracts, percent-of-liquids contracts, percent-of-proceeds contracts, fee-based contracts, hybrid-contracts (i.e. mixed percent-of-liquids and fee-based) and keepwhole contracts. Under margin-band and keepwhole contracts, Enterprise Products Partners takes ownership of mixed NGLs extracted from the producer’s natural gas stream and recognizes revenue when the extracted NGLs are delivered and sold to customers under NGL marketing sales contracts. In the same way, revenue is recognized under Enterprise Products Partners’ percent-of-liquids contracts except that the volume of NGLs it extracts and sells is less than the total amount of NGLs extracted from the producers’ natural gas. Under a percent-of-liquids contract, the producer retains title to the remaining percentage of mixed NGLs Enterprise Products Partners extracts. Under a percent-of-proceeds contract, Enterprise Products Partners shares in the proceeds generated from the sale of the mixed NGLs it extracts on the producer’s behalf. If a cash fee for natural gas processing services is stipulated by the contract, Enterprise Products Partners records revenue when the natural gas has been processed and delivered to the producer.
     Enterprise Products Partners’ NGL marketing activities generate revenues from the sale of NGLs obtained from either its natural gas processing activities or purchased from third parties on the open market. Revenues from these sales contracts are recognized when the NGLs are delivered to customers. In general, the sales prices referenced in these contracts are market-related and can include pricing differentials for such factors as delivery location.
     Under Enterprise Products Partners’ NGL pipeline transportation contracts and tariffs, revenue is recognized when volumes have been delivered to customers. Revenue from these contracts and tariffs is generally based upon a fixed fee per gallon of liquids transported multiplied by the volume delivered. Transportation fees charged under these arrangements are either contractual or regulated by governmental agencies such as the FERC.
     Enterprise Products Partners collects storage revenues under its NGL and related product storage contracts based on the number of days a customer has volumes in storage multiplied by a storage rate (as defined in each contract). Under these contracts, revenue is recognized ratably over the length of the storage period. With respect to capacity reservation agreements, Enterprise Products Partners collects a fee for reserving storage capacity for customers in its underground storage wells. Under these agreements, revenue is recognized ratably over the specified reservation period. Excess storage fees are collected when customers exceed their reservation amounts and are recognized in the period of occurrence.
     Revenues from product terminalling activities (applicable to Enterprise Products Partners’ import and export operations) are recorded in the period such services are provided. Customers are typically billed a fee per unit of volume loaded or unloaded. With respect to export operations, revenues may also include demand payments charged to customers who reserve the use of Enterprise Products Partners’ export facilities and later fail to use them. Demand fee revenues are recognized when the customer fails to utilize the specified export facility as required by contract.

     Enterprise Products Partners enters into fee-based arrangements and percent-of-liquids contracts for the NGL fractionation services it provides to customers. Under such fee-based arrangements, revenue is recognized in the period services are provided. Such fee-based arrangements typically include a base-processing fee (typically in cents per gallon) that is subject to adjustment for changes in certain fractionation expenses (e.g. natural gas fuel costs). Certain of Enterprise Products Partners’ NGL fractionation facilities generate revenues using percent-of-liquids contracts. Such contracts allow Enterprise Products Partners to retain a contractually determined percentage of the customer’s fractionated NGL products as payment for services rendered. Revenue is recognized from such arrangements when Enterprise Products Partners sells and delivers the retained NGLs to customers.
     Onshore Natural Gas Pipelines & Services. This aspect of Enterprise Products Partners’ business generates revenues primarily from the provision of natural gas pipeline transportation and gathering services; natural gas storage services; and from the sale of natural gas. Certain of Enterprise Products Partners’ onshore natural gas pipelines generate revenues from transportation and gathering agreements as customers are billed a fee per unit of volume multiplied by the volume delivered or gathered. Fees charged under these arrangements are either contractual or regulated by governmental agencies such as the FERC. Revenues associated with these fee-based contracts are recognized when volumes have been delivered.
     Revenues from natural gas storage contracts typically have two components: (i) a monthly demand payment, which is associated with storage capacity reservations, and (ii) a storage fee per unit of volume held at each location. Revenues from demand payments are recognized during the period the customer reserves capacity. Revenues from storage fees are recognized in the period the services are provided.
     Enterprise Products Partners’ natural gas marketing activities generate revenues from the sale of natural gas purchased from third parties on the open market. Revenues from these sales contracts are recognized when the natural gas is delivered to customers. In general, the sales prices referenced in these contracts are market-related and can include pricing differentials for such factors as delivery location.
     Offshore Pipelines & Services. This aspect of Enterprise Products Partners’ business generates revenues from the provision of offshore natural gas and crude oil pipeline transportation services and related offshore platform operations. Enterprise Products Partners’ offshore natural gas pipelines generate revenues through fee-based contracts or tariffs where revenues are equal to the product of a fee per unit of volume (typically in MMBtus) multiplied by the volume of natural gas transported. Revenues associated with these fee-based contracts and tariffs are recognized when natural gas volumes have been delivered.
     The majority of Enterprise Products Partners’ revenues from offshore crude oil pipelines are derived from purchase and sale arrangements whereby crude oil is purchased from shippers at various receipt points along the pipeline for an index-based price (less a price differential) and sold back to the shippers at various redelivery points at the same index-based price. Net revenue recognized from such arrangements is based on the price differential per unit of volume (typically in barrels) multiplied by the volume delivered. In addition, certain offshore crude oil pipelines generate revenues based upon a gathering fee per unit of volume (typically in barrels) multiplied by the volume delivered to the customer. Revenues from both arrangements are recognized when the crude oil is delivered.
     Revenues from offshore platform services generally consist of demand payments and commodity charges. Revenues from platform services are recognized in the period the services are provided. Demand fees represent charges to customers served by our offshore platforms, regardless of the volume the customer delivers to the platform. Revenues from commodity charges are based on a fixed-fee per unit of volume delivered to the platform (typically per MMcf of natural gas or per barrel of crude oil) multiplied by the total volume of each product delivered. Contracts for platform services often include both demand payments and commodity charges, but demand payments generally expire after a contractually fixed period of time and in some instances may be subject to cancellation by customers. Enterprise Products Partners’ Independence Hub and Marco Polo offshore platforms earn a significant amount of demand revenues. The Independence Hub platform will earn $55.2 million of demand revenues annually through March 2012. The Marco Polo platform will earn $25.2 million of demand revenues annually through April 2009.

     Petrochemical Services. This aspect of Enterprise Products Partners’ business generates revenues from the provision of isomerization and propylene fractionation services and the sale of certain petrochemical products. Enterprise Products Partners’ isomerization and propylene fractionation operations generate revenues through fee-based arrangements, which typically include a base-processing fee per gallon (or other unit of measurement) subject to adjustment for changes in natural gas, electricity and labor costs, which are the primary costs of propylene fractionation and isomerization operations. Revenues resulting from such agreements are recognized in the period the services are provided.
     Enterprise Products Partners’ petrochemical marketing activities generate revenues from the sale of propylene and other petrochemicals obtained from either its processing activities or purchased from third parties on the open market. Revenues from these sales contracts are recognized when the petrochemicals are delivered to customers. In general, the sales prices referenced in these contracts are market-related and can include pricing differentials for such factors as delivery location.
TEPPCO
     At December 31, 2007, TEPPCO operated in three business lines: (i) Downstream, (ii) Upstream and (iii) Midstream.
     Downstream. This aspect of TEPPCO’s business generates revenues primarily from the provision of pipeline transportation (LPGs and refined products), product storage, terminalling and marketing services. Under TEPPCO’s LPG and refined products pipeline transportation tariffs, revenue is recognized when volumes have been delivered to customers. Revenue from these tariffs is generally based upon a fixed fee per barrel of liquids transported multiplied by the volume delivered. Transportation fees charged under these arrangements are either contractual or regulated by governmental agencies such as the FERC.
     TEPPCO collects storage revenues under its refined products and LPG storage contracts based on the number of days a customer has volumes in storage multiplied by a storage rate (as defined in each contract). Under these contracts, revenue is recognized ratably over the length of the storage period. Revenues from product terminalling activities are recorded in the period such services are provided. Customers are typically billed a fee per unit of volume loaded.
     TEPPCO’s refined products marketing activities generate revenues from the sale of refined products acquired from third parties. Revenues from these sales contracts are recognized when the refined products are delivered to customers. In general, the sales prices referenced in these contracts are market-related.
     Upstream. This aspect of TEPPCO’s business generates revenues primarily from the provision of crude oil gathering, transportation, marketing and storage services and the distribution of lubrication oils and specialty chemical products. TEPPCO generates crude oil gathering, transportation and storage revenues from contractual agreements and tariffs. Revenue from crude oil gathering and transportation tariffs is generally based upon a fixed fee per barrel transported multiplied by the volume delivered. Crude oil storage revenues are recognized ratably over the length of the storage period based on the storage fees specified in each contract. Certain of TEPPCO’s crude oil pipeline transportation rates are regulated by the FERC.
     TEPPCO’s crude oil marketing activities generate revenues from the sale of crude oil acquired from third parties. Revenue from these sales contracts is recognized when the crude is delivered to customers. In general, the sales prices referenced in these contracts are market-related.
     Midstream. This aspect of TEPPCO’s business generates revenues primarily from the provision of natural gas gathering and NGL transportation and fractionation services. TEPPCO’s natural gas gathering systems generate revenues from gathering agreements where shippers are billed a fee per unit of volume gathered (typically in MMBtus or Mcf) multiplied by the volume gathered. The gathering fees charged under these arrangements are contractual. Revenues associated with these fee-based contracts are recognized when volumes are received by the customer.

     Under TEPPCO’s NGL pipeline transportation contracts and tariffs, revenue is recognized when volumes have been delivered to customers. Revenue from these contracts and tariffs is generally based upon a fixed fee per barrel of liquids transported multiplied by the volume delivered. Transportation fees charged under these arrangements are either contractual or regulated by governmental agencies such as the FERC.
     TEPPCO provides NGL fractionation services under a fee-based arrangement. Under the fee-based arrangement, revenue is recognized ratably over the contract year as products are delivered. The fee-based arrangement includes a base-processing fee (typically in cents per gallon) that is adjusted as the customer fractionates increasing volumes of NGLs.
Note 6. Accounting for Unit-Based Awards
     Since January 1, 2006, we account for unit-based awards in accordance with SFAS 123(R) (see Note 2). The following tables summarize our unit-based compensation amounts by plan during each of the periods indicated:

	For Year Ended December 31,
	2007	2006	2005

Parent Company:
EPGP Unit Appreciation Rights	$97	$23	$—
EPCO Employee Partnerships	104	26	21
EPCO 1998 Long-term Incentive Plan (“1998 Plan”)	165	149	4

Total Parent Company	366	198	25

Enterprise Products Partners:
EPCO Employee Partnerships	3,911	2,146	2,043
EPCO 1998 Plan (1)	12,168	5,720	3,776
DEP GP Unit Appreciation Rights	69	—	—

Total Enterprise Products Partners	16,148	7,866	5,819

TEPPCO:
EPCO Employee Partnerships (2)	426	—	—
EPCO 1998 Plan (2)	636	201	7
TEPPCO 1994 Long-Term Incentive Plan	—	4	7
TEPPCO 1999 Phantom Unit Retention Plan (“1999 Plan”)	865	885	4
TEPPCO 2000 Long-Term Incentive Plan (“2000 LTIP”)	397	352	1,486
TEPPCO 2002 Phantom Unit Retention Plan	—	—	873
TEPPCO 2005 Phantom Unit Plan (“2005 Phantom Unit Plan”)	976	1,152	714
EPCO 2006 TPP Long-Term Incentive Plan (“2006 LTIP”)	482	—	—

Total TEPPCO	3,782	2,594	3,091

Total consolidated expense	$20,296	$10,658	$8,935

(1)	Amounts presented for the year ended December 31, 2007 include $4.6 million associated with the resignation of a former chief executive officer of Enterprise Products Partners.

(2)	Represents amounts allocated to TEPPCO in connection with the use of shared services under the EPCO Administrative Services Agreement.
     See Note 25 for information regarding the formation of the Enterprise Products 2008 Long-Term Incentive Plan in January 2008 and Enterprise Unit L.P. in February 2008.
     SFAS 123(R) requires us to recognize compensation expense related to unit-based awards based on the fair value of the award at grant date. The fair value of restricted unit awards (i.e. time-vested units under SFAS 123(R)) is based on the market price of the underlying common units on the date of grant. The fair value of other unit-based awards is estimated using the Black-Scholes option pricing model. Under SFAS 123(R), the fair value of an equity-classified award (such as a restricted unit award) is amortized to earnings on a straight-line basis over the requisite service or vesting period. Compensation expense for liability-classified awards (such as unit appreciation rights (“UARs”)) is recognized over the requisite service or vesting period of an award based on the fair value of the award remeasured at each reporting period. Liability-type awards are cash settled upon vesting.
     As used in the context of the EPCO and TEPPCO plans, the term “restricted unit” represents a time-vested unit under SFAS 123(R). Such awards are non-vested until the required service period expires.
     Upon our adoption of SFAS 123(R), we recognized, as a benefit, a cumulative effect of a change in accounting principle of $1.5 million, of which $1.4 million was allocated to minority interest in the Partnership’s consolidated financial statements, based on the SFAS 123(R) requirement to recognize compensation expense based upon the grant date fair value of an equity award and the application of an estimated forfeiture rate to unvested awards.
     Prior to its adoption of SFAS 123(R), Enterprise Products Partners did not recognize any compensation expense related to unit options; however, compensation expense was recognized in connection with awards granted by EPE Unit L.P. (“EPE Unit I”) and the issuance of restricted units. The effects of applying SFAS 123(R) during the year ended December 31, 2006 did not have a material effect on our net income or basic and diluted earnings per unit. Since we adopted SFAS 123(R) using the modified prospective method, we have not restated the financial statements of prior periods to reflect this new standard.
     No adjustment was recorded by TEPPCO in connection with its adoption of SFAS 123(R) since TEPPCO accounted for its unit-based awards at fair value.
EPGP Unit Appreciation Rights
     The non-employee directors of EPGP have been granted unit appreciation rights (“UARs”) in the form of letter agreements. These liability awards are not part of any established long-term incentive plan of EPCO, the Parent Company or Enterprise Products Partners. The compensation expense associated with these awards is recognized by EPGP. The UARs entitle each non-employee director to receive a cash payment on the vesting date equal to the excess, if any, of the fair market value of the Parent Company’s Units (determined as of a future vesting date) over the grant date fair value. If a director resigns prior to vesting, his UAR awards are forfeited. These UARs are accounted for similar to liability awards under SFAS 123(R) since they will be settled with cash.
     As of December 31, 2007, a total of 90,000 UARs had been granted to non-employee directors of EPGP. Each of these awards cliff vest in 2011. The grant date fair value with respect to 10,000 of the UARs is based on a Unit price of $35.71. The grant date fair value with respect to the remaining 80,000 UARs is based on a Unit price of $34.10.
EPCO Employee Partnerships
     EPCO formed the Employee Partnerships to serve as an incentive arrangement for key employees of EPCO by providing them a “profits interest” in the Employee Partnerships. Certain EPCO employees who work on behalf of us and EPCO were issued Class B limited partner interests and admitted as Class B limited partners without any capital contribution. The profits interest awards (i.e., the Class B limited partner interests) in the Employee Partnerships entitles each holder to participate in the appreciation in value of the Parent Company’s Units. The Class B limited partner interests are subject to forfeiture if the participating employee’s employment with EPCO is terminated prior to vesting, with customary exceptions for death, disability and certain retirements. The risk of forfeiture will also lapse upon certain change in control events.
     Prior to our adoption of SFAS 123(R), the estimated value of these awards was accounted for in a manner similar to a stock appreciation right. Starting January 1, 2006, compensation expense attributable to these awards was based on the estimated grant date fair value of each award. A portion of the fair value of these equity-based awards is allocated to us under the EPCO administrative services agreement as a non-cash expense. We are not responsible for reimbursing EPCO for any expenses of the Employee

Partnerships, including the value of any contributions of cash or Parent Company Units made by private company affiliates of EPCO at the formation of each Employee Partnership.
     Currently, there are four Employee Partnerships. EPE Unit I was formed in August 2005 in connection with the Parent Company’s initial public offering. EPE Unit II was formed in December 2006. EPE Unit III was formed in May 2007.
     At December 31, 2007, there was an estimated $26.9 million of combined unrecognized compensation cost related to the Employee Partnerships. We will recognize our share of these costs in accordance with the EPCO administrative services agreement over a weighted-average period of 3.9 years.
     The following is a discussion of significant terms of EPE Unit I, EPE Unit II, and EPE Unit III.
     EPE Unit I. EPE Unit I was formed in connection with the Parent Company’s initial public offering in August 2005. It owns 1,821,428 Parent Company Units contributed to it by a private company affiliate of EPCO, which, in turn, was made the Class A limited partner of EPE Unit I. On the date of contribution, the fair market value of the Units contributed by the Class A limited partner was $51.0 million. Certain key employees of EPCO were issued Class B limited partner interests and admitted as Class B limited partners of EPE Unit I without any capital contribution.
     Unless agreed to by EPCO, the Class A limited partner and a majority in interest of the Class B limited partners, EPE Unit I will be liquidated upon the earlier of: (i) August 2010 or (ii) a change in control of the Parent Company or EPE Holdings. The Class B limited partners of EPE Unit I will cliff vest in the profits interest awards upon the occurrence of either of these two events. Upon liquidation of EPE Unit I, Parent Company Units having a then current fair market value equal to the Class A limited partner’s capital base of $51.0 million, plus any Class A preferred return (as defined in the partnership agreement of EPE Unit I) for the quarter in which liquidation occurs, will be distributed to the Class A limited partner. Any remaining Parent Company Units will be distributed to the Class B limited partners as a residual profits interest award in EPE Unit I.
     As adjusted for forfeitures and regrants, the grant date fair value of the Class B limited partnership interests in EPE Unit I was $12.2 million at December 31, 2007. This fair value was estimated using the Black-Scholes option pricing model, which incorporates various assumptions including (i) an expected life of the awards ranging from three to five years, (ii) risk-free interest rates ranging from 4.1% to 5.0%, (iii) an expected distribution yield on the Parent Company Units ranging from 3.0% to 4.2%, and (iv) an expected unit price volatility for the Parent Company’s Units ranging from 17.4% to 30.0%.
     EPE Unit II. EPE Unit II was formed in December 2006 as an incentive arrangement for Dr. Ralph S. Cunningham, a key employee of EPCO. EPE Unit II owns 40,725 Units of the Parent Company that it acquired in the open market using $1.5 million in cash contributed to it by a private company affiliate of EPCO. As a result of this contribution, the private company affiliate of EPCO was admitted as the Class A limited partner of EPE Unit II. Dr. Cunningham was issued the Class B limited partner interest and admitted as the Class B limited partner of EPE Unit II without any capital contribution.
     Unless agreed to by EPCO, the Class A limited partner and the Class B limited partner, EPE Unit II will be liquidated upon the earlier of: (i) December 2011 or (ii) a change in control of the Parent Company or EPE Holdings. The Class B limited partner of EPE Unit II will cliff vest in the profits interest award upon the occurrence of either of these two events. Upon liquidation of EPE Unit II, Parent Company Units having a then current fair market value equal to the Class A limited partner’s capital base of $1.5 million, plus any Class A preferred return (as defined in the partnership agreement of EPE Unit II) for the quarter in which liquidation occurs, will be distributed to the Class A limited partner. Any remaining Parent Company Units will be distributed to the Class B limited partners as a residual profits interest award in EPE Unit II.

     The grant date fair value of the Class B limited partnership interests in EPE Unit II was $0.2 million at December 31, 2007. This fair value was estimated on the date of grant using the Black-Scholes option pricing model, which incorporated various assumptions including (i) an expected life of the award of five years, (ii) risk-free interest rate of 4.4%, (iii) an expected distribution yield on the Parent Company Units of 3.8%, and (iv) an expected unit price volatility of 18.7% for the Parent Company’s Units.
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
     EPE Unit III will be liquidated upon the earlier of: (i) May 7, 2012 or (ii) a change in control of the Parent Company or EPE Holdings, unless otherwise agreed to by EPCO, the Class A limited partner and a majority in interest of the Class B limited partners of EPE Unit III. EPE Unit III has the following material terms regarding its quarterly cash distribution to partners:
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
     As adjusted for forfeitures and regrants, the grant date fair value of the Class B limited partnership interests in EPE Unit III was $23.0 million at December 31, 2007. This fair value was estimated using the Black-Scholes option pricing model, which incorporates various assumptions including (i) an expected life of the awards ranging from four to five years, (ii) risk-free interest rates ranging from 3.5% to 4.9%, (iii) an expected distribution yield on the Parent Company’s Units ranging from 4.0% to 4.3%, and (iv) an expected unit price volatility for the Parent Company’s Units ranging from 16.9% to 17.6%.

EPCO 1998 Plan
     The EPCO 1998 Plan, or Enterprise Products 1998 Long-Term Incentive Plan, provides for the issuance of up to 7,000,000 common units of Enterprise Products Partners. After giving effect to outstanding unit options at December 31, 2007 and the issuance and forfeiture of restricted units through December 31, 2007, a total of 1,282,256 additional common units of Enterprise Products Partners could be issued under the EPCO 1998 Plan.
     Enterprise Products Partners’ unit option awards. Under the EPCO 1998 Plan, non-qualified incentive options to purchase a fixed number of Enterprise Products Partners’ common units may be granted to key employees of EPCO who perform management, administrative or operational functions for us. When issued, the exercise price of each option grant is equivalent to the market price of the underlying equity on the date of grant. In general, options granted under the EPCO 1998 Plan have a cliff vesting period of four years and remain exercisable for ten years from the date of grant.
     In order to fund its obligations under the plan, EPCO may purchase common units at fair value either in the open market or directly from Enterprise Products Partners. When EPCO employees exercise their options, we reimburse EPCO for the cash difference between the strike price paid by the employee and the actual purchase price paid by EPCO for the common units issued to the employee.
     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which incorporates various assumptions, including the expected life of the options, risk-free interest rates, expected distribution yield on Enterprise Products Partners’ common units, and expected unit price volatility of Enterprise Products Partners’ common units. In general, the expected life of an option represents the period of time that the option is expected to be outstanding based on an analysis of historical option activity. Our selection of a risk-free interest rate is based on published yields for U.S. government securities with comparable terms. The expected distribution yield and unit price volatility assumptions are based on several factors, which include an analysis of Enterprise Products Partners’ historical unit price volatility and distribution yield over a period equal to the expected life of the option.

     The following table presents option activity under the EPCO 1998 Plan for the periods indicated:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
	Number of	strike price	contractual	Intrinsic
	Units	(dollars/unit)	term (in years)	Value (1)

Outstanding at January 1, 2005	2,463,000	$18.84
Granted (2)	530,000	26.49
Exercised	(826,000)	14.77
Forfeited	(85,000)	24.73

Outstanding at December 31, 2005	2,082,000	22.16
Granted (3)	590,000	24.85
Exercised	(211,000)	15.95
Forfeited	(45,000)	24.28

Outstanding at December 31, 2006	2,416,000	23.32
Granted (4)	895,000	30.63
Exercised	(256,000)	19.26
Settled or forfeited (5)	(740,000)	24.62

Outstanding at December 31, 2007 (6)	2,315,000	26.18	7.73	$3,291

Options exercisable at:
December 31, 2005	727,000	$19.19	5.54	$3,503

December 31, 2006	591,000	$20.85	5.11	$4,808

December 31, 2007 (6)	335,000	$22.06	3.96	$3,291

(1)	Aggregate intrinsic value reflects fully vested unit options at the date indicated.

(2)	The total grant date fair value of these awards was $0.7 million based on the following assumptions: (i) expected life of options of seven years; (ii) risk-free interest rate of 4.2%; (iii) expected distribution yield on Enterprise Products Partners’ units of 9.2%; and (iv) expected unit price volatility of 20.0%.

(3)	The total grant date fair value of these awards was $1.2 million based on the following assumptions: (i) expected life of options of seven years; (ii) risk-free interest rate of 5.0%; (iii) expected distribution yield on Enterprise Products Partners’ units of 8.9%; and (iv) expected unit price volatility of 23.5%.

(4)	The total grant date fair value of these awards was $2.4 million based on the following assumptions: (i) expected life of options of seven years; (ii) weighted-average risk-free interest rate of 4.80%; (iii) weighted-average expected distribution yield on Enterprise Products Partners’ common units of 8.40%; and (iv) weighted-average expected unit price volatility on Enterprise Products Partners’ common units of 23.22%.

(5)	Includes the settlement of 710,000 options in connection with the resignation of Enterprise Products Partners’ former chief executive officer.

(6)	Enterprise Products Partners was committed to issue 2,315,000 and 2,416,000 of its common units at December 31, 2007 and 2006, respectively, if all outstanding options awarded under the EPCO 1998 Plan (as of these dates) were exercised. At December 31, 2007, 335,000 of these options were exercisable. An additional 285,000, 380,000, 510,000 and 805,000 of these options are exercisable in 2008, 2009, 2010 and 2011, respectively.
     The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $3.0 million, $2.2 million, and $9.2 million, respectively. We recognized $4.4 million and $0.7 million of compensation expense associated with options during the year ended December 31, 2007 and 2006, respectively.
     At December 31, 2007, there was an estimated $2.8 million of total unrecognized compensation cost related to nonvested option awards granted under the EPCO 1998 Plan. We expect to recognize this remaining amount over a weighted-average period of 3.0 years. We will recognize our share of these costs in accordance with the EPCO administrative services agreement (see Note 17). At December 31, 2006, there was an estimated $2.3 million of total unrecognized compensation cost related to nonvested options granted under the EPCO 1998 Plan.
     During the years ended December 31, 2007, 2006 and 2005, Enterprise Products Partners received cash of $7.5 million, $5.6 million and $21.4 million, respectively, from the exercise of option awards granted under the EPCO 1998 Plan. Conversely, our option-related reimbursements to EPCO were $3.0 million, $1.8 million and $9.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

     Enterprise Products Partners’ restricted unit awards. Under the EPCO 1998 Plan, Enterprise Products Partners may also issue restricted units to key employees of EPCO and directors of EPGP. In general, the restricted unit awards allow recipients to acquire the underlying common units at no cost to the recipient once a defined cliff vesting period expires, subject to certain forfeiture provisions. The restrictions on such units generally lapse four years from the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period. Fair value of such restricted units is based on the market price of the underlying common units on the date of grant and an allowance for estimated forfeitures.
     Each recipient is also entitled to cash distributions equal to the product of the number of restricted units outstanding for the participant and the cash distribution per unit paid by Enterprise Products Partners to its unitholders. Since restricted units are issued securities of Enterprise Products Partners, such distributions are reflected as a component of cash distributions to minority interests as shown on our statements of consolidated cash flows. Enterprise Products Partners paid $2.6 million, $1.6 million and $0.9 million in cash distributions with respect to its restricted units during the years ended December 31, 2007, 2006 and 2005, respectively.
     The following table summarizes information regarding Enterprise Products Partners’ restricted unit awards for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)

Restricted units at January 1, 2005	488,525
Granted (2)	362,011	$26.43
Vested	(6,484)	$22.00
Forfeited	(92,448)	$24.03

Restricted units at December 31, 2005	751,604
Granted (3)	466,400	$25.21
Vested	(42,136)	$24.02
Forfeited	(70,631)	$22.86

Restricted units at December 31, 2006	1,105,237
Granted (4)	738,040	$25.61
Vested	(4,884)	$25.28
Forfeited	(36,800)	$23.51
Settled (5)	(113,053)	$23.24

Restricted units at December 31, 2007	1,688,540

(1)	Determined by dividing the aggregate grant date fair value of awards (including an allowance for forfeitures) by the number of awards issued.

(2)	Aggregate grant date fair value of restricted unit awards issued during 2005 was $8.8 million based on grant date market prices for Enterprise Products Partners’ common units ranging from $25.83 to $26.95 per unit and an estimated forfeiture rate of 8.2%.

(3)	Aggregate grant date fair value of restricted unit awards issued during 2006 was $10.8 million based on grant date market prices for Enterprise Products Partners’ common units ranging from $24.85 to $27.45 per unit and estimated forfeiture rates ranging from 7.8% to 9.8%.

(4)	Aggregate grant date fair value of restricted unit awards issued during the year ended of 2007 was $18.9 million based on a grant date market price for Enterprise Products Partners’ common units ranging from $28.00 to $31.83 per unit and estimated forfeiture rates ranging from 4.6% to 17.0%.

(5)	Reflects the settlement of restricted units in connection with the resignation of Enterprise Products Partners’ former chief executive officer.
     The total fair value of restricted unit awards that vested during the years ended December 31, 2007, 2006 and 2005 was $0.1 million, $1.1 million and $0.2 million, respectively.
     During the years ended December 31, 2007, 2006 and 2005, we recognized $7.7 million, $5.0 million and $3.8 million, respectively, of compensation expense in connection with restricted unit awards.
     At December 31, 2007, there was an estimated $25.5 million of total unrecognized compensation cost related to restricted unit awards granted under the EPCO 1998 Plan, which we expect to recognize over a weighted-average period of 2.4 years. We will recognize our share of such costs in accordance with the

EPCO administrative services agreement. At December 31, 2006, there was an estimated $17.5 million of total unrecognized compensation cost related to restricted unit awards granted under the EPCO 1998 Plan.
     Enterprise Products Partners’ phantom unit awards. The EPCO 1998 Plan also provides for the issuance of phantom unit awards. These liability awards are automatically redeemed for cash based on the vested portion of the fair market value of the phantom units at redemption dates in each award. The fair market value of each phantom unit award is equal to the market closing price of Enterprise Products Partners’ common units on the redemption date. Each participant is required to redeem their phantom units as they vest, which typically is four years from the date the award is granted. No phantom unit awards have been issued to date under the EPCO 1998 Plan.
     The 1998 Plan also provides for the award of distribution equivalent rights (“DERs”) in tandem with its phantom unit awards. A DER entitles the participant to cash distributions equal to the product of the number of phantom units outstanding for the participant and the cash distribution rate paid by Enterprise Product Partners to its unitholders.
DEP GP Unit Appreciation Rights
     The non-employee directors of DEP GP have been granted UARs in the form of letter agreements. These liability awards are not part of any established long-term incentive plan of EPCO, the Parent Company or Enterprise Products Partners. The compensation expense associated with these awards is recognized by DEP GP, which is a consolidated subsidiary of Enterprise Products Partners. The UARs entitle each non-employee director to receive a cash payment on the vesting date equal to the excess, if any, of the fair market value of the Parent Company’s Units (determined as of a future vesting date) over the grant date fair value. If a director resigns prior to vesting, his UAR awards are forfeited. These UARs are accounted for similar to liability awards under SFAS 123(R) since they will be settled with cash.
     As of December 31, 2007, a total of 90,000 UARs had been granted to non-employee directors of DEP GP that cliff vest in 2012. If a director resigns prior to vesting, his UAR awards are forfeited. The grant date fair value with respect to these UARs is based on a Unit price of $36.68 per unit.
TEPPCO 1999 Plan
     The Texas Eastern Products Pipeline Company, LLC 1999 Phantom Unit Retention Plan (the “TEPPCO 1999 Plan”) provides for the issuance of phantom unit awards as incentives to key employees of EPCO working on behalf of TEPPCO. These liability awards are settled in cash based on the fair market value of the vested portion of the phantom units at redemption dates in each award. The fair market value of each phantom unit award is equal to the closing price of TEPPCO’s common units on the NYSE on the redemption date. Each recipient is required to redeem their phantom unit awards as they vest. In addition, each recipient is entitled to cash distributions equal to the product of the number of phantom unit awards granted under the TEPPCO 1999 Plan and the cash distribution per unit paid by TEPPCO on its common units. Grants under the TEPPCO 1999 Plan are subject to forfeiture if the recipient’s employment with EPCO is terminated.
     There were a total of 31,600 phantom unit awards outstanding under the TEPPCO 1999 Plan at December 31, 2007 that cliff vest as follows: 13,000 in April 2008; 13,000 in April 2009; and 5,600 in January 2010. At December 31, 2007 and, 2006, TEPPCO had accrued liability balances of $1.0 million and $0.8 million, respectively, related to the TEPPCO 1999 Plan. For the year ended December 31, 2007, phantom unit holders under the TEPPCO 1999 Plan received $95 thousand in cash distributions. Since phantom units do not represent issued securities, the cash payments with respect to these phantom units are expensed by TEPPCO as paid.
TEPPCO 2000 LTIP
      The Texas Eastern Products Pipeline Company, LLC 2000 Long Term Incentive Plan (the “TEPPCO 2000 LTIP”) provides key employees of EPCO working on behalf of TEPPCO incentives to achieve improvements in TEPPCO’s financial performance. Generally, upon the close of a three-year performance period, each recipient will receive a cash payment equal to (i) the applicable “performance percentage” (as defined in the award agreement) multiplied by (ii) the number of phantom units granted under the TEPPCO 2000 LTIP multiplied by (iii) the average of the closing prices of TEPPCO common units over the ten consecutive days immediately preceding the last day of the specified performance period. In addition, during the performance period, each recipient is entitled to cash distributions equal to the product of the number of phantom units granted under the TEPPCO 2000 LTIP and the cash distribution per unit paid by TEPPCO on its common units. Grants under the TEPPCO 2000 LTIP are accounted for as liability awards and subject to forfeiture if the recipient’s employment with EPCO is terminated, with customary exceptions for death, disability or retirement.
     A participant’s “performance percentage” is based upon an improvement in Economic Value Added for TEPPCO during a given three-year performance period over the Economic Value Added for the three-year period immediately preceding the performance period. The term “Economic Value Added” means TEPPCO’s average annual EBITDA for the performance period minus the product of TEPPCO’s average asset base and its cost of capital for the performance period. In this context, EBITDA means TEPPCO’s earnings before net interest expense, other income — net, depreciation and amortization and TEPPCO’s proportional interest in the EBITDA of its joint ventures, except that the chief executive officer of TEPPCO may exclude gains or losses from extraordinary, unusual or non-recurring items. Average asset base means the quarterly average, during the performance period, of TEPPCO’s gross carrying value of property, plant and equipment, plus long-term inventory, and the gross carrying value of intangibles and equity investments. TEPPCO’s cost of capital is determined at the date each award is granted.
     There were a total of 19,700 phantom unit awards outstanding under the TEPPCO 2000 LTIP at December 31, 2007 that cliff vest as follows: 8,400 vested on December 31, 2007 and will be paid out to participants in 2008 and 11,300 will vest on December 31, 2008 and will be paid out to participants in 2009. At December 31, 2007 and 2006, TEPPCO had accrued liability balances of $0.9 million and $0.6 million, respectively, related to the TEPPCO 2000 LTIP. For the year ended December 31, 2007, phantom unit holders under the TEPPCO 2000 LTIP received $54 thousand in cash distributions.
TEPPCO 2005 Phantom Unit Plan
     The Texas Eastern Products Pipeline Company, LLC 2005 Phantom Unit Plan (the “TEPPCO 2005 Phantom Unit Plan”) provides key employees of EPCO working on behalf of TEPPCO incentives to achieve improvements in TEPPCO’s financial performance. Generally, upon the close of a three-year performance period, each recipient will receive a cash payment equal to (i) the recipient’s vested percentage (as defined in the award agreement) multiplied by (ii) the number of phantom units granted under the TEPPCO 2005 Phantom Unit Plan multiplied by (iii) the average of the closing prices of TEPPCO common units over the ten consecutive days immediately preceding the last day of the specified performance period. In addition, during the performance period, each recipient is entitled to cash distributions equal to the product of the number of phantom units granted under the TEPPCO 2005 Phantom Unit Plan and the cash distribution per unit paid by TEPPCO on its common units. Grants under the TEPPCO 2005 Phantom Unit Plan are accounted for as liability awards and subject to forfeiture if the recipient’s employment with EPCO is terminated, with customary exceptions for death and disability.
     Generally, a participant’s vested percentage is based upon an improvement in TEPPCO’s EBITDA during a given three-year performance period over EBITDA for the three-year period preceding the performance period. In this context, EBITDA means TEPPCO’s earnings before minority interest, net interest expense, other income — net, income taxes, depreciation and amortization and TEPPCO’s proportional interest in EBITDA of its joint ventures, except that the chief executive officer of TEPPCO may exclude gains or losses from extraordinary, unusual or non-recurring items.
     There were a total of 74,400 phantom unit awards outstanding under the TEPPCO 2005 Phantom Unit Plan at December 31, 2007 that cliff vest as follows: 36,200 vested on December 31, 2007 and will be paid out to participants in 2008 and 38,200 will vest on December 31, 2008 and will be paid out to participants in 2009. At December 31, 2007 and 2006, TEPPCO had accrued liability balances of $2.6 million and $1.6 million, respectively, related to the TEPPCO 2005 Phantom Unit Plan. For the year ended December 31, 2007, phantom unit holders under the TEPPCO 2005 Phantom Unit Plan received $0.2 million in cash distributions.
TEPPCO 2006 LTIP
     The EPCO, Inc. 2006 TPP Long-Term Incentive Plan (the “TEPPCO 2006 LTIP”) provides for awards of TEPPCO common units and other rights to its non-employee directors and to employees of EPCO working on behalf of TEPPCO. Awards granted under the TEPPCO 2006 LTIP may be in the form of restricted units, phantom units, options, UARs and DERs. The TEPPCO 2006 LTIP provides for the issuance of up to 5,000,000 common units of TEPPCO in connection with these awards. As of December 31, 2006, no awards had been granted under the TEPPCO 2006 LTIP. During 2007, non-employee directors of TEPPCO GP were granted 1,647 phantom units and 66,225 UARs. EPCO employees working on behalf of TEPPCO were granted 155,000 option awards, 62,900 restricted unit awards and 338,479 UARs during 2007. After giving effect to option awards outstanding at December 31, 2007 and the issuance and forfeiture of restricted unit awards through December 31, 2007, an additional 4,782,600 common units of TEPPCO could be issued under the TEPPCO 2006 LTIP. Option awards and restricted unit awards granted under the TEPPCO 2006 LTIP vest in 2011. The UARs vest in 2012.

     TEPPCO unit options. The information in the following table presents unit option activity under the TEPPCO 2006 LTIP for the periods indicated. No options were exercisable at December 31, 2007.

			Weighted-
		Weighted-	average
		average	remaining
	Number of	strike price	contractual
	Units	(dollars/unit)	term (in years)

Option award activity during 2007
Granted in May 2007 (1)	155,000	$45.35

Outstanding at December 31, 2007	155,000	$45.35	9.39

(1)	The total grant date fair value of these awards was $0.4 million based on the following assumptions: (i) expected life of option of 7 years, (ii) risk-free interest rate of 4.78%; (iii) expected distribution yield on TEPPCO’s common units of 7.92%; and (iv) expected unit price volatility on TEPPCO’s common units of 18.03%.
     At December 31, 2007, total unrecognized compensation cost related to nonvested option awards granted under the TEPPCO 2006 LTIP was an estimated $0.4 million. TEPPCO expects to recognize this cost over a weighted-average period of 3.39 years.
     TEPPCO restricted units. The following table summarizes information regarding TEPPCO’s restricted unit awards for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)

Restricted unit activity during 2007:
Granted (2)	62,900	$37.64
Forfeited	(500)	37.64

Restricted units at December 31, 2007	62,400

(1)	Determined by dividing the aggregate grant date fair value of awards (including an allowance for forfeitures) by the number of awards issued.

(2)	Aggregate grant date fair value of restricted unit awards issued during 2007 was $2.4 million based on a grant date market price of TEPPCO’s common units of $45.35 per unit and an estimated forfeiture rate of 17.0%.
     None of TEPPCO’s restricted unit awards vested during the year ended December 31, 2007. At December 31, 2007, there was an estimated $2.0 million of total unrecognized compensation cost related to restricted unit awards granted under the TEPPCO 2006 LTIP. TEPPCO expects to recognize these costs over a weighted-average period of 3.39 years.
     Each recipient of a TEPPCO restricted unit award is entitled to cash distributions equal to the product of the number of restricted units outstanding for the participant and the cash distribution per unit paid by TEPPCO to its unitholders. Since restricted units are issued securities of TEPPCO, such distributions are reflected as a component of cash distributions to minority interests as shown on our statements of consolidated cash flows. TEPPCO paid $0.1 million in cash distributions with respect to its restricted units during the year ended December 31, 2007.
     TEPPCO unit appreciation rights and phantom units. A total of 66,225 UARs were granted to non-employee directors of TEPPCO GP and 338,479 UARs were granted to employees of EPCO who work on behalf of TEPPCO during the year ended December 31, 2007. These UAR awards will cliff vest in 2012. If the non-employee director or employee resigns prior to vesting, their UAR awards are forfeited. These UAR awards are accounted for similar to liability awards under SFAS 123(R) since they will be settled with cash. There were 401,948 UARs outstanding at December 31, 2007 after taking into account forfeitures during the year.
     As of December 31, 2007, a total of 1,647 phantom unit awards had been granted to non-employee directors of TEPPCO GP. Each phantom unit will be redeemed in cash the earlier of (i) April 2011 or (ii) when the director is no longer serving on the board of TEPPCO GP. In addition, during the vesting period, each participant is entitled to cash distributions equal to the product of the number of phantom units outstanding for the participant and the cash distribution per unit paid by

TEPPCO on its common units. Phantom units awarded to non-employee directors are accounted for similar to liability awards.
      The TEPPCO 2006 LTIP provides for the award of DERs in tandem with its phantom unit and UAR awards. With respect to DERs granted in connection with phantom units, the participant is entitled to cash distributions equal to the product of the number of phantom units outstanding for the participant and the cash distribution rate paid by TEPPCO to its unitholders. With respect to DERs granted in connection with UARs, the participant is entitled to the product of the number of UARs outstanding for the participant and the difference between the current declared cash distribution rate paid by TEPPCO and the declared cash distribution rate paid by TEPPCO at the time the UAR was granted. Since phantom units and UARs do not represent issued securities, the cash payments with respect to DERs are expensed by TEPPCO as paid. For the year ended December 31, 2007, phantom unit holders under the TEPPCO 2006 LTIP received $2 thousand in cash distributions.
Note 7. Employee Benefit Plans
Dixie
     Dixie employs the personnel that operate its pipeline system and certain of these employees are eligible to participate in a defined contribution plan and pension and postretirement benefit plans. Due to the immaterial nature of Dixie’s employee benefit plans to our consolidated financial position, results of operations and cash flows, our discussion is limited to the following:
     Defined Contribution Plan. Dixie contributed $0.3 million to its company-sponsored defined contribution plan during each of the years ended December 31, 2007 and 2006.
     Pension and Postretirement Benefit Plans. Dixie’s pension plan is a noncontributory defined benefit plan that provides for the payment of benefits to retirees based on their age at retirement, years of service and average compensation. Dixie’s postretirement benefit plan also provides medical and life insurance to retired employees. The medical plan is contributory and the life insurance plan is noncontributory. Dixie employees hired after July 1, 2004 are not eligible for pension and other benefit plans after retirement.
     The following table presents Dixie’s benefit obligations, fair value of plan assets and funded status at December 31, 2007.

	Pension	Postretirement
	Plan	Plan

Projected benefit obligation	$7,250	$5,882
Accumulated benefit obligation	4,971	—
Fair value of plan assets	5,572	—
Funded status (liability)	1,678	5,882
     Projected benefit obligations and net periodic benefit costs are based on actuarial estimates and assumptions. The weighted-average actuarial assumptions used in determining the projected benefit obligation at December 31, 2007 were as follows: discount rate of 5.75%; rate of compensation increase of 4.00% and 5.00% for the pension and postretirement plans, respectively; and a medical trend rate of 8.00% for 2008 grading to an ultimate trend of 5.00% for 2010 and later years. Dixie’s net pension and postretirement benefit costs for 2007 were $1.1 million (including settlement loss of $0.6 million) and $0.4 million, respectively. Dixie’s net pension and postretirement benefit costs for 2006 were $0.7 million and $0.3 million, respectively.
     Future benefits expected to be paid from Dixie’s pension and postretirement plans are as follows for the periods indicated:

	Pension	Postretirement
	Plan	Plan

2008	$218	$389
2009	287	422
2010	324	467
2011	518	505
2012	534	497
2013 through 2017	3,779	2,353

Total	$5,660	$4,633

Terminated Plans — TEPPCO
     Prior to April 2006, TEPPCO maintained a Retirement Cash Balance Plan (the “RCBP”), which was a non-contributory, trustee-administered pension plan. In April 2006, TEPPCO received a determination letter from the Internal Revenue Service providing its approval to terminate the plan.
     In 2007 and 2006, TEPPCO recorded settlement charges of approximately $0.1 million and $3.5 million, respectively, in connection with the plan’s termination and distribution of assets to plan participants. At December 31, 2007, all benefit obligations to plan participants have been settled. Net pension benefit costs for the RCBP were $0.2 million, $4.2 million and $5.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Adoption of SFAS 158
     On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires us to recognize the funded status of our defined benefit pension and other postretirement plans as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Dixie uses a December 31 measurement date for its plans.
     The following table summarizes the incremental effects on our Consolidated Balance Sheet at December 31, 2006 of implementing SFAS 158:

	At December 31, 2006
	Prior to	Effect of
	Adopting	Adopting
Balance Sheet Line Item	SFAS 158	SFAS 158	As reported

Prepaid pension cost (included in other current assets)	$901	$(901)	$—
Other assets	150,312	834	151,146
Total assets	18,699,958	(67)	18,699,891
Liability for Dixie benefit plans	6,404	751	7,155
Deferred income taxes	14,662	(287)	14,375
Total liabilities	17,259,178	464	17,259,642
Accumulated other comprehensive income	22,097	(531)	21,566
Total partners’ equity	1,440,780	(531)	1,440,249
     Included in Accumulated Other Comprehensive Income (“AOCI”) on the Consolidated Balance Sheet at December 31, 2007 and 2006 are the following amounts that have not been recognized in net periodic pension costs (in millions):

	At December 31,
	2007	2006

Unrecognized transition obligation	$1.0	$1.2
Net of tax	0.6	0.7

Unrecognized prior service cost credit	(1.2)	(1.5)
Net of tax	(0.8)	(0.9)

Unrecognized net actuarial loss	2.8	3.2
Net of tax	1.7	2.0

Note 8. Financial Instruments
     Cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair values due to their short-term nature. The estimated fair values of our fixed rate debt are based on quoted market prices for such debt or debt of similar terms and maturities. The carrying amounts of our variable rate debt obligations reasonably approximate their fair values due to their variable interest rates. The fair values associated with our commodity, foreign currency and interest rate hedging portfolios were developed using available market information and appropriate valuation techniques.
     The following table presents the estimated fair values of our financial instruments at the dates indicated:

	At December 31, 2007		At December 31, 2006
	Carrying	Fair	Carrying	Fair
Financial Instruments	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$95,064	$95,064	$46,957	$46,957
Accounts receivable	3,365,290	3,365,290	2,204,515	2,204,515
Commodity financial instruments (1)	10,796	10,796	2,213	2,213
Foreign currency hedging financial instruments (2)	1,308	1,308	—	—
Interest rate hedging financial instruments (3)	15,093	15,093	12,596	12,596
Financial liabilities:
Accounts payable and accrued expenses	4,218,553	4,218,553	2,694,658	2,694,658
Fixed-rate debt (principal amount)	7,259,000	7,238,729	5,999,068	6,096,954
Variable-rate debt	2,572,500	2,572,500	1,065,000	1,065,000
Commodity financial instruments (1)	48,998	48,998	4,655	4,655
Foreign currency hedging financial instruments (2)	27	27	—	—
Interest rate hedging financial instruments (3)	60,870	60,870	31,689	31,689

(1)	Represent commodity financial instrument transactions that either have not settled or have settled and not been invoiced. Settled and invoiced transactions are reflected in either accounts receivable or accounts payable depending on the outcome of the transaction.

(2)	Relates to the hedging of Enterprise Products Partners’ exposure to fluctuations in the Canadian dollar.

(3)	Represent interest rate hedging financial instrument transactions that have not settled. Settled transactions are reflected in either accounts receivable or accounts payable depending on the outcome of the transaction.
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
     We routinely review our outstanding financial instruments in light of current market conditions. If market conditions warrant, some financial instruments may be closed out in advance of their contractual settlement dates thus realizing income or loss depending on the specific hedging criteria. When this occurs, we may enter into a new financial instrument to reestablish the hedge to which the closed instrument relates.

Interest Rate Risk Hedging Program
     Parent Company
     The Parent Company’s interest rate exposure results from its variable interest rate borrowings (i.e., the EPE August 2007 Revolver, Term Loan A and Term Loan B) . A portion of the Parent Company’s interest rate exposure is managed by utilizing interest rate swaps and similar arrangements, which effectively convert a portion of its variable rate debt into fixed rate debt. The Parent Company had four interest rate swap agreements outstanding at December 31, 2007 that were accounted for as cash flow hedges.

	Number	Period Covered	Termination	Variable to	Notional
Hedged Variable Rate Debt	Of Swaps	by Swap	Date of Swap	Fixed Rate (1)	Value

Parent Company variable-rate borrowings	2	Aug. 2007 to Aug. 2009	Aug. 2009	5.24% to 5.01%	$250.0 million
Parent Company variable-rate borrowings	2	Sep. 2007 to Aug. 2011	Aug. 2011	5.24% to 4.82%	$250.0 million

(1)	Amounts receivable from or payable to the swap counterparties are settled every three months (the “settlement period”).
     The Parent Company recorded $2.1 million of ineffectiveness (an expense) related to these interest rate swaps during 2007, which is a component of interest expense on our Statements of Consolidated Operations. In 2008, we expect the Parent Company to reclassify $2.7 million of its accumulated other comprehensive loss generated by these interest rate swaps as an increase to interest expense.
     At December 31, 2007, the aggregate fair value of these interest rate swaps was a liability of $12.1 million. As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded into other comprehensive income and amortized into income based on the settlement period hedged. Any ineffectiveness is recorded directly into earnings as an increase in interest expense.
     Enterprise Products Partners
     Enterprise Products Partners interest rate exposure results from variable and fixed interest rate borrowings under various debt agreements, primarily those of EPO. A portion of its interest rate exposure is managed by utilizing interest rate swaps and similar arrangements, which allows the conversion of a portion of fixed rate debt into variable rate debt or a portion of variable rate debt into fixed rate debt. See Note 15 for information regarding the debt obligations of EPO.
     Enterprise Products Partners assesses cash flow risk related to interest rates by (i) identifying and measuring changes in interest rate exposures that may impact future cash flows and (ii) evaluating hedging opportunities to manage these risks. Analytical techniques are used to measure the exposure to fluctuations in interest rates, including cash flow sensitivity analysis models to forecast the expected impact of changes in interest rates on future cash flows. EPGP oversees the strategies associated with these financial risks and approves instruments that are appropriate for Enterprise Products Partners’ requirements.
     Interest rate swaps. The following table summarizes Enterprise Products Partners’ eleven interest rate swaps outstanding at December 31, 2007 and 2006 that were designated as fair value hedges under SFAS 133. These agreements had a combined notional value of $1.05 billion and matched the maturity dates of the underlying fixed rate debt being hedged.

	Number	Period Covered	Termination	Fixed to	Notional
Hedged Fixed Rate Debt	Of Swaps	by Swap	Date of Swap	Variable Rate (1)	Value

Senior Notes B, 7.50% fixed rate, due Feb. 2011	1	Jan. 2004 to Feb. 2011	Feb. 2011	7.50% to 8.65%	$50 million
Senior Notes C, 6.375% fixed rate, due Feb. 2013	2	Jan. 2004 to Feb. 2013	Feb. 2013	6.38% to 7.19%	$200 million
Senior Notes G, 5.6% fixed rate, due Oct. 2014	6	4th Qtr. 2004 to Oct. 2014	Oct. 2014	5.60% to 6.13%	$600 million
Senior Notes K, 4.95% fixed rate, due June 2010	2	Aug. 2005 to June 2010	June 2010	4.95% to 5.33%	$200 million

(1)	The variable rate indicated was the all-in variable rate for the settlement period in effect at December 31, 2007. The variable interest rates for each swap are typically based on the 6-month London interbank offered rate (“LIBOR”) , plus an applicable margin as defined in each swap agreement. Amounts receivable from or payable to the swap counterparties are settled every six months (the “settlement period”). The settlement amount is amortized ratably to earnings as either an increase or a decrease in interest expense over the settlement period.
     These interest rate swaps were designated as fair value hedges under SFAS 133 since they mitigate changes in the fair value of the underlying fixed rate debt. As effective fair value hedges, an increase in the fair value of these interest rate swaps is equally offset by an increase in the fair value of the underlying hedged debt. The offsetting changes in fair value have no effect on current period interest expense. The aggregate fair value of these interest rate swaps at December 31, 2007 and 2006 was an asset of $14.8 million and a liability of $29.1 million, respectively. Interest expense for the years ended December 31, 2007, 2006 and 2005 reflects a $8.9 million loss, $5.2 million loss and $10.8 million benefit, respectively, from these interest rate swap agreements.

     As presented in the following table, Duncan Energy Partners had three interest rate swap agreements outstanding at December 31, 2007 that were accounted for as cash flow hedges.

	Number	Period Covered	Termination	Variable to	Notional
Hedged Variable Rate Debt	Of Swaps	by Swap	Date of Swap	Fixed Rate (1)	Value

Duncan Energy Partners’ Revolver, due Feb. 2011	3	Sep. 2007 to Sep. 2010	Sep. 2010	4.84% to 4.62%	$175.0 million

(1)	Amounts receivable from or payable to the swap counterparties are settled every three months (the “settlement period”).
     In September 2007, Duncan Energy Partners executed three floating-to-fixed interest rate swaps having a combined notional value of $175.0 million. The purpose of these financial instruments is to reduce the sensitivity of its earnings to variable interest rates charged under Duncan Energy Partners’ revolving credit facility. It recognized a $0.2 million benefit from these swaps in interest expense during 2007, which includes ineffectiveness of $0.2 million (an expense) and income of $0.4 million. In 2008, Duncan Energy Partners expects to reclassify $0.7 million of accumulated other comprehensive loss that was generated by these interest rate swaps as an increase to interest expense. At December 31, 2007, the aggregate fair value of these interest rate swaps was a liability of $3.8 million.
     Treasury locks. At times, Enterprise Products Partners may use treasury lock financial instruments to hedge the underlying U.S. treasury rates related to its anticipated issuances of debt. A treasury lock is a specialized agreement that fixes the price (or yield) on a specific treasury security for an established period of time. A treasury lock purchaser is protected from a rise in the yield of the underlying treasury security during the lock period. Each of the treasury lock transactions was designated as a cash flow hedge under SFAS 133.
     To the extent effective, gains and losses on the value of the treasury locks will be deferred until the forecasted debt is issued and will be amortized to earnings over the life of the debt. No ineffectiveness was recognized by Enterprise Products Partners for their treasury locks as of December 31, 2007. Gains or losses on the termination of such instruments are amortized to earnings using the effective interest method over the estimated term of the underlying fixed-rate debt.
     The following table summarizes changes in Enterprise Products Partners’ treasury lock portfolio since December 31, 2005 (dollars in millions):

	Notional	Cash
	Amount	Gain

Second quarter of 2006 additions to portfolio (1)	$250.0	$—
Third quarter of 2006 additions to portfolio (1)	50.0	—
Third quarter of 2006 terminations (2)	(300.0)	—
Fourth quarter of 2006 additions to portfolio (3)	562.5	—
	—
Treasury lock portfolio, December 31, 2006 (4)	562.5	—
	—
First quarter of 2007 additions to portfolio (3)	437.5	—
Second quarter of 2007 terminations (5)	(875.0)	42.3
Third quarter of 2007 additions to portfolio (6)	875.0	—
Third quarter of 2007 terminations (7)	(750.0)	6.6
Fourth quarter of 2007 additions to portfolio (8)	350.0	—

Treasury lock portfolio, December 31, 2007 (4)	$600.0	$48.9

(1)	EPO entered into these transactions related to its anticipated issuances of debt in 2006.

(2)	Terminations relate to the issuance of the Junior Notes A ($300.0 million).

(3)	EPO entered into these transactions related to its anticipated issuances of debt in 2007.

(4)	The fair value of open financial instruments at December 31, 2006 and 2007 was an asset of $11.2 million and a liability of $19.6 million, respectively.

(5)	Terminations relate to the issuance of the Junior Notes B ($500.0 million) and Senior Notes L ($375.0 million). Of the $42.3 million gain, $10.6 million relates to the Junior Notes B and the remainder to the Senior Notes L and its successor debt.

(6)	EPO entered into these transactions related to its issuance of the Senior Notes L (including its successor debt) in August 2007 ($500.0 million) and anticipated issuance of debt during the first half of 2008 ($250.0 million).

(7)	Terminations relate to the issuance of the Senior Notes L and its successor debt.

(8)	EPO entered into these transactions in connection with its anticipated issuance of debt during the first half of 2008.

     TEPPCO
     Interest rate swaps. TEPPCO also utilizes interest rate swap agreements to manage its cost of borrowing. The following table summarizes TEPPCO’s interest rate swaps outstanding at December 31, 2007.

	Number	Period Covered	Termination		Notional
Hedged Debt	Of Swaps	by Swap	Date of Swap	Rate Swap	Value
TEPPCO Revolving Credit Facility, due Dec. 2012	4	Jan. 2006 to Jan. 2008	Jan. 2008	Swapped 5.18% floating rate for fixed rates ranging from 4.67% to 4.695% (1)	$200 million

(1)	On June 30, 2007, these interest rate swap agreements were de-designated as cash flow hedges and are now accounted for using mark-to-market accounting; thus, changes in the fair value of these swaps are recognized in earnings. At December 31, 2007 and 2006, the fair values of these interest rate swaps were assets of $0.3 million and $1.4 million, respectively.
     During 2002, TEPPCO entered into interest rate swap agreements, designated as fair value hedges, to hedge its exposure to changes in the fair value of its fixed rate 7.625% Senior Notes due 2012. The swap agreements had a combined notional value of $500.0 million and were set to mature in 2012 to match the principal and maturity of the underlying debt. These swap agreements were terminated in 2002 resulting in deferred gains of $44.9 million, which are being amortized using the effective interest method as reductions to future interest expense over the remaining term of the Senior Notes. At December 31, 2007 and 2006, the unamortized balance of the deferred gain was $23.2 million and $28.0 million, respectively. Interest expense for the years ended December 31, 2007 and 2006 reflects a $0.2 million and $4.1 million benefit from TEPPCO’s interest rate swap agreements, respectively.
     Treasury locks. TEPPCO also utilizes treasury locks to hedge the underlying U.S. treasury rate related to its anticipated issuances of debt. In October 2006 and February 2007, TEPPCO entered into treasury locks, accounted for as cash flow hedges, that extended through June 2007 for a notional amount totaling $300.0 million. In May 2007, these treasury locks were terminated concurrent with the issuance of the anticipated debt. The termination of the treasury locks resulted in gains of $1.4 million, and these gains were recorded in other comprehensive income. These gains are being amortized using the effective interest method as reductions to future interest expense over the fixed term of TEPPCO’s junior subordinated notes, which is ten years.
     In 2007, TEPPCO entered into treasury locks that extend through January 2008 for a notional amount totaling $600.0 million. TEPPCO accounts for these financial instruments as cash flow hedges. At December 31, 2007, the fair value of TEPPCO’s treasury locks was a liability of $25.3 million. To the extent effective, gains and losses on the value of the treasury locks will be deferred until the forecasted debt is issued and will be amortized to earnings over the life of the debt. No ineffectiveness was recognized on TEPPCO’s treasury locks as of December 31, 2007.
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
     Enterprise Products Partners has adopted a policy to govern its use of commodity financial instruments to manage the risks of its natural gas and NGL businesses. The objective of this policy is to assist Enterprise Products Partners in achieving its profitability goals while maintaining a portfolio with an acceptable level of risk, defined as remaining within the position limits established by its general partner, EPGP. EPGP oversees the strategies associated with physical and financial risks (such as those mentioned previously), approves specific activities subject to the policy (including authorized products, instruments and markets) and establishes specific guidelines and procedures for implementing and ensuring compliance with the policy.
     At December 31, 2007 and 2006, the fair value of Enterprise Products Partners’ commodity financial instrument portfolio, which primarily consisted of cash flow hedges, was a liability of $19.3 and $3.2 million, respectively. During the years ended December 31, 2007, 2006 and 2005, Enterprise Products Partners recorded a $28.6 million loss, $10.3 million income and $1.1 million income, respectively, related to its commodity financial instruments, which is included in operating costs and expenses on our Statements of Consolidated Operations. Included in the $28.6 million loss recorded during 2007, was ineffectiveness of $0.9 million (an expense) related to Enterprise Products Partners’ commodity hedges. These contracts will terminate during 2008, and any amounts remaining in accumulated other comprehensive income will be recorded in earnings.
     TEPPCO. TEPPCO seeks to maintain a position that is substantially balanced between crude oil purchases and related sales and future delivery obligations. As part of its crude oil marketing business, TEPPCO enters into financial instruments such as swaps and other hedging instruments. The purpose of such hedging activity is to either balance TEPPCO’s inventory position or to lock in a profit margin.
     At December 31, 2007 and 2006, TEPPCO had a limited number of commodity derivatives that were accounted for as cash flow hedges. These contracts will terminate during 2008, and any amounts remaining in accumulated other comprehensive income will be recorded in net income. These financial instruments had a minimal impact on TEPPCO’s earnings. The fair value of the open positions at December 31, 2007 and 2006 was a liability of $18.9 million and an asset of $0.7 million, respectively.
Foreign Currency Hedging Program — Enterprise Products Partners
     Enterprise Products Partners is exposed to foreign currency exchange rate risk through its Canadian NGL marketing subsidiary and certain construction agreements where payments are indexed to the Canadian dollar. As a result, Enterprise Products Partners could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar. Enterprise Products Partners attempts to hedge this risk using foreign exchange purchase contracts to fix the exchange rate.
     Mark-to-market accounting is utilized for those foreign exchange contracts associated with its Canadian NGL marketing business. The duration of these contracts is typically one month. As of December 31, 2007, $4.7 million of these exchange contracts were outstanding, all of which settled in January 2008. In January 2008, Enterprise Products Partners entered into $3.7 million of such instruments.
     The foreign exchange contracts associated with construction activities are accounted for using hedge accounting. At December 31, 2007, the fair value of these contracts was $1.3 million. These contracts settle through May 2008.

Note 9. Cumulative Effect of Changes in Accounting Principles
     The following information describes the cumulative effect of changes in accounting principles we recorded during the years ended December 31, 2006 and 2005. See Note 7 regarding the balance sheet impact of adopting SFAS 158 at December 31, 2006, which had no effect on our net income.
Effect of Implementation of Staff Accounting Bulletin (“SAB”) 108
     SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” addresses how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. This SAB requires us to quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 did not have a material impact on our consolidated financial statements.
Effect of Implementation of SFAS 123(R)
     SFAS 123(R) requires us to recognize compensation expense related to our equity-classified awards based on the fair value of the award at the grant date. The fair value of an equity-classified award is estimated using the Black-Scholes option pricing model. Under SFAS 123(R), the fair value of such awards is amortized to earnings on a straight-line basis over the requisite service or vesting period. Previously recognized deferred compensation related to restricted units was reversed on January 1, 2006.
     Upon adoption of SFAS 123(R), we recognized, as a benefit, the cumulative effect of a change in accounting principle of $1.5 million, of which $1.4 million was allocated to minority interest in our consolidated financial statements. See Notes 2 and 6 for additional information regarding our accounting for unit-based awards.
Effect of Implementation of EITF 04-13
     EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” requires that two or more inventory transactions with the same party should be combined if they are entered into in contemplation of one another. This EITF also requires entities to account for exchanges of inventory in the same line of business at fair value or recorded amounts based on inventory classification.
     We adopted EITF 04-13 in April 2006. TEPPCO’s adoption of this new accounting guidance resulted in crude oil inventory purchases and sales under buy/sell transactions that had been previously recorded as gross purchases and sales, to be treated as inventory exchanges. EITF 04-13 reduced TEPPCO’s gross revenues and operating costs and expenses, but did not have a material effect on its financial position, results of operations or cash flows. The treatment of buy/sell transactions under EITF 04-13 reduced the relative amount of TEPPCO’s revenues and operating costs and expenses by approximately $1.13 billion for the period April 1, 2006 through December 31, 2006. TEPPCO’s revenues and operating costs and expenses reported on a gross basis were approximately $275.4 million and $1.41 billion for the period January 1, 2006 through March 31, 2006 and the year ended December 31, 2005, respectively.
Effect of Implementation of FIN 47
     In December 2005, we adopted FIN 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FAS 143,” which required us to record a liability for AROs in which the timing and/or amount of settlement of the obligation is uncertain. These conditional asset retirement obligations were not addressed in SFAS 143, which we adopted on January 1, 2003. We recorded a charge of $4.2 million in connection with our implementation of FIN 47, of which $4.0 million was allocated to minority interest in our consolidated financial statements. The $4.2 million charge represents the depreciation and accretion expense we would have recognized in prior periods had we recorded these conditional asset retirement obligations when incurred. See Note 11 for additional information regarding our AROs.
Pro Forma Effect of Accounting Changes
     The following table presents unaudited pro forma net income for the years ended December 31, 2006 and 2005, assuming the accounting changes affecting net income noted above were applied retroactively to January 1, 2005.

	For the Years Ended
	December 31,
	2006	2005

Pro Forma income statement amounts:
Historical net income	$133,992	$82,209
Adjustments to derive pro forma net income:
Effect of implementation of SFAS 123(R):
Remove cumulative effect of change in accounting principle recorded in January 2006	93	—
Additional compensation expense that would have been recorded for unit options	—	(38)
Remove compensation expense related to awards of profits interests in EPE Unit I	—	82
Effect of implementation of FIN 47:
Remove cumulative effect of change in accounting principle recorded in December 2005	—	227
Record depreciation and accretion expense associated with conditional asset retirement obligations	—	(735)
Effect of changes on minority interest of the Company	(91)	720

Pro forma net income	133,994	82,465
General partner interest	(13)	(8)

Pro forma net income available to limited partners	$133,981	$82,457

Pro forma per unit data (basic and diluted):
Historical units outstanding	103,057	91,802
Per unit data:
As reported	$1.30	$0.90

Pro forma	$1.30	$0.90

Note 10. Inventories
     Our inventory amounts by business segment were as follows at the dates indicated:

	December 31,
	2007	2006

Investment in Enterprise Products Partners:
Working inventory (1)	$342,589	$387,973
Forward-sales inventory (2)	11,693	35,871

Subtotal	354,282	423,844
Investment in TEPPCO:
Working inventory (3)	56,574	21,203
Forward-sales inventory (4)	16,547	43,960

Subtotal	73,121	65,163

Eliminations	(1,717)	—

Total inventory	$425,686	$489,007

(1)	Working inventory is comprised of inventories of natural gas, NGLs and certain petrochemical products that are either available-for-sale or used in the provision for services.

(2)	Forward sales inventory consists of segregated NGL and natural gas volumes dedicated to the fulfillment of forward-sales contracts.

(3)	Working inventory is comprised of inventories of crude oil, refined products, LPGs, lubrication oils, and specialty chemicals that are either available-for-sale or used in the provision for services.

(4)	Forward sales inventory primarily consists of segregated crude oil volumes dedicated to the fulfillment of forward-sales contracts.
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

     Our cost of sales amounts are a component of “Operating costs and expenses” as presented in our Consolidated Statements of Operations. Due to fluctuating commodity prices, we recognize lower of cost or market (“LCM”) adjustments when the carrying value of inventories exceed their net realizable value. These non-cash charges are a component of cost of sales. To the extent our commodity hedging strategies address inventory-related risks and are successful, these inventory valuation adjustments are mitigated or offset. See Note 8 for a description of our commodity hedging activities. The following table presents cost of sales amounts by segment for the periods noted:

	For the Years Ended December 31,
	2007	2006	2005

Investment in Enterprise Products Partners (1)	$14,509,220	$11,778,928	$10,325,939
Investment in TEPPCO (2)	9,074,297	8,999,670	7,995,434
Eliminations	(89,538)	(65,412)	(17,206)

Total cost of sales	$23,493,979	$20,713,186	$18,304,167

(1)	Includes LCM adjustments of $13.3 million, $18.6 million and $21.9 million recognized during the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	Includes LCM adjustments of $0.8 million, $1.7 million and $7 thousand for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 11. Property, Plant and Equipment
     Our property, plant and equipment amounts by business segment were as follows at the dates indicated:

	Estimated
	Useful Life		December 31,
	In Years		2007	2006

Investment in Enterprise Products Partners:
Plants, pipelines, buildings and related assets (1)	3-35	(5)	$10,873,422	$8,769,392
Storage facilities (2)	5-35	(6)	720,795	596,649
Offshore platforms and related facilities (3)	20-31		637,812	161,839
Transportation equipment (4)	3-10		32,627	27,008
Land			48,172	40,010
Construction in progress			1,173,988	1,734,083

Total historical cost			13,486,816	11,328,981
Less accumulated depreciation			1,910,848	1,501,725

Total carrying value, net			$11,575,968	$9,827,256

Investment in TEPPCO:
Plants, pipelines, buildings and related assets (1)	5-40	(5)	$2,511,714	$1,998,374
Storage facilities (2)	5-40	(6)	260,860	202,336
Transportation equipment (4)	5-10		8,370	8,204
Land			172,348	149,706
Construction in progress			414,265	479,676

Total historical cost			3,367,557	2,838,296
Less accumulated depreciation			644,129	552,579

Total carrying value, net			$2,723,428	$2,285,717

Total property, plant and equipment, net			$14,299,396	$12,112,973

(1)	Includes processing plants; NGL, crude oil, natural gas and other pipelines; terminal loading and unloading facilities; buildings; office furniture and equipment; laboratory and shop equipment; and related assets.

(2)	Includes underground product storage caverns, above ground storage tanks, water wells and related assets.

(3)	Includes offshore platforms and related facilities and assets.

(4)	Includes vehicles and similar assets used in our operations.

(5)	In general, the estimated useful lives of major components of this category approximate the following: processing plants, 20-35 years; pipelines and related equipment, 5-40 years; terminal facilities, 10-35 years; delivery facilities, 20-40 years; buildings, 20-40 years; office furniture and equipment, 3-20 years; and laboratory and shop equipment, 5-35 years.

(6)	In general, the estimated useful lives of major components of this category approximate the following: underground storage facilities, 5-35 years; storage tanks 10-40 years; and water wells, 5-35 years.
     The following table summarizes our depreciation expense and capitalized interest amounts by segment for the periods noted:

	For the Years Ended December 31,
	2007	2006	2005

Investment in Enterprise Products Partners:
Depreciation expense (1)	$414,800	$352,227	$328,736
Capitalized interest (2)	75,476	55,660	22,046
Investment in TEPPCO:
Depreciation expense (1)	100,591	82,404	80,815
Capitalized interest (2)	11,030	10,681	6,759

(1)	Depreciation expense is a component of operating costs and expenses as presented in our Statements of Consolidated Operations.

(2)	Capitalized interest increases the carrying value of the associated asset and reduces interest expense during the period it is recorded.

Asset retirement obligations
     An ARO is a legal obligation associated with the retirement of a tangible long-lived asset that results from either its acquisition, construction, development or normal operation or a combination of these factors. We record a liability for AROs when incurred and capitalize a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over its useful life. We will either settle our ARO obligations at the recorded amount or incur a gain or loss upon settlement. None of our assets are legally restricted for purposes of settling AROs.
     On a consolidated basis, our property, plant and equipment at December 31, 2007 and 2006 includes $11.3 million and $3.6 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset. Also, as of December 31, 2007, we estimate that accretion expense will approximate $2.1 million for 2008, $2.1 million for 2009, $2.3 million for 2010, $2.5 million for 2011, and $2.8 million for 2012.
     The following table summarizes amounts recognized in connection with AROs by segment since December 2005:

	Investment in
	Enterprise
	Products	Investment in
	Partners	TEPPCO	Total

ARO liability balance, December 31, 2005	$16,795	$—	$16,795
Liabilities incurred	1,977	1,375	3,352
Liabilities settled	(1,348)	—	(1,348)
Revisions in estimated cash flows	5,650	—	5,650
Accretion expense	1,329	44	1,373

ARO liability balance, December 31, 2006	24,403	1,419	25,822
Liabilities incurred	1,673	48	1,721
Liabilities settled	(5,069)	—	(5,069)
Revisions in estimated cash flows	15,645	—	15,645
Accretion expense	3,962	143	4,105

ARO liability balance, December 31, 2007	$40,614	$1,610	$42,224

     Enterprise Products Partners. The liabilities associated with Enterprise Products Partners’ AROs primarily relate to (i) right-of-way agreements for its pipeline operations, (ii) leases of plant sites and (iii) regulatory requirements triggered by the abandonment or retirement of certain underground storage assets and offshore facilities. In addition, Enterprise Products Partners’ AROs result from government regulations associated with the renovation or demolition of certain assets containing hazardous substances such as asbestos.
     TEPPCO. In general, the liabilities associated with TEPPCO’s AROs primarily relate to (i) right-of-way agreements for its pipeline operations and (ii) leases of plant sites and office space.

Note 12. Investments In and Advances To Unconsolidated Affiliates
     We own interests in a number of related businesses that are accounted for using the equity method of accounting. The following table presents our investments in and advances to unconsolidated affiliates by segment at the dates indicated:

	Ownership
	Percentage at
	December 31,	December 31,
	2007	2007	2006

Investment in Enterprise Products Partners:
VESCO	13.1%	$40,129	$39,618
K/D/S Promix, L.L.C. (“Promix”)	50%	51,537	46,140
Baton Rouge Fractionators LLC (“BRF”)	32.3%	25,423	25,471
Evangeline (1)	49.5%	3,490	4,221
Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”)	36%	58,423	62,324
Cameron Highway Oil Pipeline Company (“Cameron Highway”) (2)	50%	256,588	60,216
Deepwater Gateway, L.L.C. (“Deepwater Gateway”)	50%	111,221	117,646
Neptune (3)	25.7%	55,468	58,789
Nemo Gathering Company, LLC (“Nemo”) (4)	33.9%	2,888	11,161
Baton Rouge Propylene Concentrator, LLC (“BRPC”)	30%	13,282	13,912
Other		4,053	4,691

Total Investment in Enterprise Products Partners		622,502	444,189

Investment in TEPPCO:
Seaway Crude Pipeline Company (“Seaway”)	50%	184,757	194,587
Centennial Pipeline LLC (“Centennial”)	50%	77,919	62,321
MB Storage (5)	—	—	83,290
Other	25%	362	369

Total Investment in TEPPCO		263,038	340,567

Investment in Energy Transfer Equity: (6)
Energy Transfer Equity	17.6%	1,641,363	—
LE GP	34.9%	12,100	—

Total Investment in Energy Transfer Equity		1,653,463	—

Total consolidated		$2,539,003	$784,756

(1)	Refers to our ownership interests in Evangeline Gas Pipeline Company, L.P. and Evangeline Gas Corp., collectively.

(2)	During the year ended Decembe 31, 2007, Enterprise Products Partners contributed $216.5 million to Cameron Highway to fund its portion of the repayment of Cameron Highway’s debt.

(3)	In 2006, we recorded a $7.4 million non-cash impairment charge attributable to our investment in Neptune.

(4)	In 2007, we recorded a $7.0 million non-cash impairment charge attributable to our investment in Nemo.

(5)	Refers to ownership interests in Mont Belvieu Storage Partners, L.P. and Mont Belvieu Venture, LLC, collectively. TEPPCO disposed of this investment on March 1, 2007.

(6)	See Note 4 for information regarding the business of Energy Transfer Equity.
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

     The following table summarizes our excess cost information at the dates indicated by the business segment:

	Investment in		Investment in
	Enterprise		Energy
	Products	Investment in	Transfer
	Partners	TEPPCO	Equity	Total

Initial excess cost amounts attributable to:
Fixed Assets	$52,233	$30,277	$572,588	$655,098
Goodwill	—	—	294,640	294,640
Intangibles — finite life	—	30,021	289,851	319,872
Intangibles — indefinite life	—	—	513,508	513,508

Total	$52,233	$60,298	$1,670,587	$1,783,118

Excess cost amounts, net of amortization at:
December 31, 2007	$36,156	$33,302	$1,643,890	$1,713,348
December 31, 2006	$38,655	$39,269	$—	$77,924
     The Parent Company’s investments in Energy Transfer Equity and LE GP exceed its share of the historical cost of the underlying net assets of such entities. At December 31, 2007, the Parent Company’s investments in Energy Transfer Equity and LE GP reflect preliminary fair value allocations (net of related amortization) of the $1.64 billion basis differential consisting of $557.1 million attributed to fixed assets, $513.5 million attributable to ETP IDRs (an indefinite-life intangible asset), $294.6 million of goodwill and $278.7 million attributed to amortizable intangible assets. The amounts attributed to fixed assets and amortizable intangible assets represent the pro rata excess of the preliminary fair values determined for such assets over the entity’s historical carrying values for such assets at the acquisition date. These excess cost amounts are amortized over the estimated useful life of the underlying assets as a reduction in equity earnings from Energy Transfer Equity and LE GP.
     The $513.5 million of excess cost attributed to ETP IDRs represents the pro rata fair value of the incentive distributions of ETP, which Energy Transfer Equity receives through its 100% ownership interest in the general partner of ETP. The $294.6 million of goodwill is associated with our view of the future results from Energy Transfer Equity and LE GP based upon their underlying assets and industry relationships. Excess cost amounts attributed to IDRs and goodwill are not amortized. However, the excess cost associated with our investments in Energy Transfer Equity and LE GP, including that portion attributed to ETP IDRs and goodwill, is evaluated for impairment whenever events or circumstances indicate that there is a significant decline in value of the investment that is other than temporary.
     Non-cash amortization of excess cost amounts associated with the Parent Company’s investments in Energy Transfer Equity and LE GP is forecast at $40 million for each of the years 2008 through 2012.
     Amortization of excess cost amounts are recorded as a reduction in equity earnings. The following table summarizes our excess cost amortization by segment for the periods indicated:

	For Year Ended December 31,
	2007	2006	2005

Investment in Enterprise Products Partners	$2,499	$2,052	$2,264
Investment in TEPPCO	5,967	4,318	4,763
Investment in Energy Transfer Equity	26,697	—	—

Total excess cost amortization (1)	$35,163	$6,370	$7,027

(1)	As of December 31, 2007, we expect that our total annual excess cost amortization will be as follows: $46.8 million in 2008; $45.2 million in 2009; $44.9 million in 2010; $42.7 million in 2011 and $42.5 million in 2012.
     Equity earnings from our Investment in Energy Transfer Equity segment for the year ended December 31, 2007, included $26.7 million of amortization of excess cost amounts.

     The following table presents our equity earnings from unconsolidated affiliates for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005

Investment in Enterprise Products Partners:
VESCO	$3,507	$1,719	$1,412
Promix	514	1,353	1,876
BRF	2,010	2,643	1,313
Evangeline	183	958	331
Poseidon	10,020	11,310	7,279
Cameron Highway (1)	(11,200)	(11,000)	(15,872)
Deepwater Gateway	20,606	18,392	10,612
Neptune (2)	(821)	(8,294)	2,019
Nemo (3)	(5,977)	1,501	1,774
BRPC	2,266	1,864	1,224
Other	(807)	881	2,580

Subtotal equity earnings	20,301	21,327	14,548

Investment in TEPPCO:
Seaway	2,602	11,905	23,078
Centennial (4)	(13,528)	(17,101)	(10,727)
MB Storage	1,090	9,082	7,715
Other	43	—	27

Subtotal equity earnings (loss)	(9,793)	3,886	20,093

Investment in Energy Transfer Equity:
Energy Transfer Equity	3,109	—	—
LE GP	(14)	—	—

Subtotal equity earnings	3,095	—	—

Total equity earnings	$13,603	$25,213	$34,641

(1)	Equity earnings from Cameron Highway for the year ended December 31, 2005 were reduced by a charge of $11.5 million for costs associated with the refinancing of Cameron Highway’s project debt .

(2)	Equity earnings from Neptune for 2006 include a $7.4 million non-cash impairment charge.

(3)	Equity earnings from Nemo for 2007 include a $7.0 million non-cash impairment charge.

(4)	Equity earnings from Centennial reflect significant intercompany eliminations due to transactions between TEPPCO and Centennial. See “Investment in TEPPCO — Centennial” within this Note 12 for additional information regarding these amounts.

Investment in Enterprise Products Partners
     The combined balance sheet information and results of operations data of this segment’s current unconsolidated affiliates are summarized below.

	December 31,
	2007	2006

Balance Sheet Data:
Current assets	$187,790	$152,661
Property, plant and equipment, net	1,404,708	1,478,235
Other assets	37,209	47,192

Total assets	$1,629,707	$1,678,088

Current liabilities	$116,682	$78,128
Other liabilities	130,626	547,503
Combined equity	1,382,399	1,052,457

Total liabilities and combined equity	$1,629,707	$1,678,088

	For the Years Ended December 31,
	2007	2006	2005

Income Statement Data:
Revenues	$669,936	$650,605	$719,282
Operating income	138,995	57,760	90,892
Net income	86,496	23,882	38,771
     At December 31, 2007, our Investment in Enterprise Products Partners segment included the following unconsolidated affiliates accounted for using the equity method:
     VESCO. Enterprise Products Partners owns a 13.1% interest in VESCO, which owns a natural gas processing facility and related assets located in south Louisiana.
     Promix. Enterprise Products Partners owns a 50.0% interest in Promix, which owns an NGL fractionation facility and related storage and pipeline assets located in south Louisiana.
     BRF. Enterprise Products Partners owns an approximate 32.3% interest in BRF, which owns an NGL fractionation facility located in south Louisiana.
     Evangeline. Duncan Energy Partners owns an approximate 49.5% aggregate interest in Evangeline, which owns a natural gas pipeline located in south Louisiana. See Note 15 for information regarding the debt obligations of this unconsolidated affiliate.
     Poseidon. Enterprise Products Partners owns a 36.0% interest in Poseidon, which owns a crude oil pipeline that gathers production from the outer continental shelf and deepwater areas of the Gulf of Mexico for delivery to onshore locations in south Louisiana. See Note 15 for information regarding the debt obligations of this unconsolidated affiliate.
     Cameron Highway. Enterprise Products Partners owns a 50.0% interest in Cameron Highway, which owns a crude oil pipeline that gathers production from deepwater areas of the Gulf of Mexico, primarily the South Green Canyon area, for delivery to refineries and terminals in southeast Texas. The Cameron Highway Oil Pipeline commenced operations during the first quarter of 2005.
     Cameron Highway repaid its $365.0 million Series A notes and $50.0 million Series B notes in 2007 using cash contributions from its partners. We funded our 50% share of the capital contributions using borrowings under EPO’s Multi-Year Revolving Credit Facility. Cameron Highway incurred a $14.1 million make-whole premium in connection with the repayment of its Series A notes.

     Deepwater Gateway. Enterprise Products Partners owns a 50.0% interest in Deepwater Gateway, which owns the Marco Polo platform located in the Gulf of Mexico. The Marco Polo platform processes crude oil and natural gas production from the Marco Polo, K2, K2 North and Ghengis Khan fields located in the South Green Canyon area of the Gulf of Mexico.
     Neptune. Enterprise Products Partners owns a 25.7% interest in Neptune, which owns the Manta Ray Offshore Gathering and Nautilus Systems, which are natural gas pipelines located in the Gulf of Mexico. Neptune owns the Manta Ray Offshore Gathering System (“Manta Ray”) and Nautilus Pipeline System (“Nautilus”). Manta Ray gathers natural gas originating from producing fields located in the Green Canyon, Southern Green Canyon, Ship Shoal, South Timbalier and Ewing Bank areas of the Gulf of Mexico to numerous downstream pipelines, including the Nautilus pipeline. Nautilus connects our Manta Ray pipeline to our Neptune natural gas processing plant located in south Louisiana.
     Due to a decrease in throughput volumes on the Manta Ray and Nautilus pipelines, Enterprise Products Partners evaluated its 25.7% investment in Neptune for impairment in 2006. The decrease in throughput volumes was attributable to underperformance of certain fields, natural depletion and hurricane-related delays in starting new production. These factors contributed to significant delays in throughput volumes Neptune expects to receive. As a result, Neptune experienced operating losses. Enterprise Products Partners’ review of Neptune’s estimated cash flows indicated that the carrying value of its investment exceeded its fair value, which resulted in a non-cash impairment charge of $7.4 million. This loss is recorded as a component of “Equity earnings” in our Statement of Consolidated Operations for the year ended December 31, 2006.
     Nemo. Enterprise Products Partners owns a 33.9% interest in Nemo, which owns the Nemo Gathering System, which is a natural gas pipeline located in the Gulf of Mexico. The Nemo Gathering System gathers natural gas from certain developments in the Green Canyon area of the Gulf of Mexico to a pipeline interconnect with the Manta Ray Gathering System. Due to a decrease in throughput volumes on the Nemo Gathering System, Enterprise Products Partners evaluated its investment in Nemo for impairment in 2007. The decrease in throughput volumes was primarily due to underperformance of certain fields and natural depletion. Enterprise Products Partners’ review of Nemo’s estimated future cash flows in 2007 indicated that the carrying value of its investment exceeded its fair value, which resulted in a non-cash impairment charge of $7.0 million. This loss is recorded as a component of “Equity earnings” in our Statements of Consolidated Operations for the year ended December 31, 2007.
     Enterprise Products Partners’ investments in Neptune and Nemo were written down to their respective fair values, which management estimated using recognized business valuation techniques. If the assumptions underlying such fair values change and expected cash flows are reduced, additional impairment charges for these investments may result in the future.
     BRPC. Enterprise Products Partners owns a 30.0% interest in BRPC, which owns a propylene fractionation facility located in south Louisiana.

Investment in TEPPCO
     The combined balance sheet information and results of operations data of this segment’s current unconsolidated affiliates (i.e. Seaway and Centennial) are summarized below.

	December 31,
	2007	2006

Balance Sheet Data:
Current assets	$37,293	$38,984
Property, plant and equipment, net	500,530	514,728
Other assets	1	112

Total assets	$537,824	$553,824

Current liabilities	$30,271	$35,547
Other liabilities	130,303	156,055
Combined equity	377,250	362,222

Total liabilities and combined equity	$537,824	$553,824

	For the Years Ended December 31,
	2007	2006	2005

Income Statement Data:
Revenues	$124,153	$125,586	$132,331
Operating income	34,422	29,986	51,967
Net income	23,954	18,928	40,819
     At December 31, 2007, our Investment in TEPPCO segment included the following unconsolidated affiliates accounted for using the equity method:
     Seaway. TEPPCO owns a 50% interest in Seaway, which owns a pipeline that transports crude oil from a marine terminal located at Freeport, Texas, to Cushing, Oklahoma, and from a marine terminal located at Texas City, Texas, to refineries in the Texas City and Houston, Texas areas.
     Centennial. TEPPCO owns a 50% interest in Centennial, which owns an interstate refined petroleum products pipeline extending from the upper Texas Gulf Coast to central Illinois. Prior to April 2002, TEPPCO’s mainline pipeline was bottlenecked between Beaumont, Texas and El Dorado, Arkansas, which limited TEPPCO’s ability to transport refined products and LPGs during peak periods. When the Centennial pipeline commenced operations in 2002, it effectively looped TEPPCO’s mainline, thus providing TEPPCO incremental transportation capacity into Mid-continent markets. Centennial is a key investment of TEPPCO.
     Since TEPPCO utilizes the Centennial pipeline in its mainline operations, TEPPCO’s equity earnings from Centennial reflect the elimination of profits and losses attributable to intercompany transactions. Such eliminations reduced equity earnings as follows for the periods noted: $9.6 million for the year ended December 31, 2007; $5.6 million for the year ended December 31, 2006; and $5.9 million for the year ended December 31, 2005. Additionally, TEPPCO amortizes its excess cost in Centennial, which reduced equity earnings by $5.4 million, $3.6 million and $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     MB Storage. On March 1, 2007, TEPPCO sold its 49.5% ownership interest in Mont Belvieu Storage Partners, L.P. (“MB Storage”) and its 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) to Louis Dreyfus Energy Services L.P. for approximately $155.8 million in cash. TEPPCO recognized a gain of approximately $59.6 million related to its sale of these equity interests, which is included in other income for the year ended December 31, 2007. The sale of MB Storage was required by the U.S. Federal Trade Commission (“FTC”) in connection with ending its investigation into the acquisition of TEPPCO GP by private company affiliates of EPCO in February 2005.

Investment in Energy Transfer Equity
     This segment reflects the Parent Company’s non-controlling ownership interests in Energy Transfer Equity and its general partner, LE GP, both of which are accounted for using the equity method. In May 2007, the Parent Company paid $1.65 billion to acquire approximately 17.6% of the common units of Energy Transfer Equity, or 38,976,090 units, and approximately 34.9% of the membership interests of LE GP. The following table summarizes the values recorded by the Parent Company in connection with its purchase of these equity interests.

Energy Transfer Equity (38,976,090 common units)	$1,636,996
LE GP (approximately 34.9% membership interest)	12,338

Total invested by the Parent Company	$1,649,334

     LE GP. The business purpose of LE GP is to manage the affairs and operations of Energy Transfer Equity. LE GP has no separate business activities outside of those conducted by Energy Transfer Equity. The commercial management of Energy Transfer Equity does not overlap with that of Enterprise Products Partners or TEPPCO. LE GP owns a 0.01% general partner interest in Energy Transfer Equity and has no IDR’s in the quarterly cash distributions of Energy Transfer Equity.
     Energy Transfer Equity. Energy Transfer Equity currently has no separate operating activities apart from those of ETP. Energy Transfer Equity’s principal sources of distributable cash flow are its investments in the limited and general partner interests of ETP as follows:
▪	Direct ownership of 62,500,797 ETP limited partner units representing approximately 46% of the total outstanding ETP units.

▪	Indirect ownership of the 2% general partner interest of ETP and all associated IDRs held by ETP’s general partner, of which Energy Transfer Equity owns 100% of the membership interests. Currently, the quarterly general partner and associated IDR thresholds of ETP’s general partner are as follows:
▪	2% of quarterly cash distributions up to $0.275 per unit paid by ETP;

▪	15% of quarterly cash distributions from $0.275 per unit up to $0.3175 per unit paid by ETP;

▪	25% of quarterly cash distributions from $0.3175 per unit up to $0.4125 per unit paid by ETP; and

▪	50% of quarterly cash distributions that exceed $0.4125 per unit paid by ETP.
     ETP’s partnership agreement requires that it distribute all of its Available Cash (as defined in such agreement) within 45 days following the end of each fiscal quarter.
     ETP is a publicly traded partnership owning and operating a diversified portfolio of energy assets. ETP has pipeline operations in Arizona, Colorado, Louisiana, New Mexico and Utah, and owns the largest intrastate pipeline system in Texas. ETP’s natural gas operations include intrastate natural gas gathering and transportation pipelines, natural gas treating and processing assets and three natural gas storage facilities located in Texas. ETP is also one of the three largest retail marketers of propane in the United States, serving more than one million customers across the country.
     For the year ended August 31, 2007, Energy Transfer Equity’s consolidated revenues were $6.79 billion. Operating income for the year ended August 31, 2007 was $809.3 million. Net income for Energy Transfer Equity was $319.4 million for the year ended August 31, 2007. Energy Transfer Equity’s consolidated revenues, operating income, and net income were $2.35 billion, $316.6 million and $92.7 million, respectively, for the four months ended December 31, 2007 as reported in its transitional Form 10-Q filed on February 11, 2008.

     As disclosed in the Form 10-K of Energy Transfer Equity for the year ended August 31, 2007, the total amount of cash distributions Energy Transfer Equity received from ETP with respect to this twelve-month period was $370.7 million, which consisted of $175.0 million from limited partner interests; $12.7 million from general partner interests and $183.0 million from the ETP IDRs. ETP paid $622.5 million in distributions to its partners, including Energy Transfer Equity, with respect to this twelve month period. Energy Transfer Equity, in turn, paid $277.0 million in distributions to its partners with respect to this same annual period.
     As disclosed in the transitional Form 10-Q of Energy Transfer Equity for the four months ended December 31, 2007, the total amount of cash distributions Energy Transfer Equity received from ETP with respect to this four-month period was $114.5 million, which consisted of $51.6 million from limited partner interests; $3.6 million from general partner interests and $59.3 million from the ETP IDRs. ETP paid $176.0 million in distributions to its partners, including Energy Transfer Equity, with respect to this four month period. Energy Transfer Equity, in turn, paid $87.2 million in distributions to its partners with respect to this same transitional period. Instead of making a cash distribution for the three month period ended November 30, 2007, Energy Transfer Equity made a cash distribution for the four-month period ended December 31, 2007 on February 19, 2008 in the amount of $0.55 per common unit to unitholders of record on February 1, 2007. Of the $0.55 per unit distribution, $0.14 per unit was attributable to the extra month.
     The following table presents summarized balance sheet data for Energy Transfer Equity as of December 31, 2007.

December 31,
2007
Current assets	$1,403,796
Property, plant and equipment, net	6,852,458
Other assets	1,205,840

Total assets	$9,462,094

Current liabilities	$1,241,433
Other liabilities	8,236,324
Partners’ equity	(15,663)

Total liabilities and partners’ equity	$9,462,094

     At December 31, 2007, the market value of the 38,976,090 common units of Energy Transfer Equity was approximately $1.37 billion. We evaluated the near and long-term prospects of our investment in Energy Transfer Equity common units and concluded that this investment was not impaired at December 31, 2007. Our management believes that Energy Transfer Equity has significant growth prospects in the future that will enable the Parent Company to more than fully recover its investment. The Parent Company has the intent and ability to hold this investment for the long-term.

Note 13. Business Combinations
     The following table presents our cash used for business combinations by segment for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005

Investment in Enterprise Products Partners:
South Monco	$35,000	$—	$—
Encinal acquisition	114	145,197	—
Piceance Creek acquisition	368	100,000	—
NGL underground storage and terminalling assets purchased from Ferrellgas	—	—	145,522
Interests in the Indian Springs natural gas gathering and processing assets	—	—	74,854
Additional ownership interests in Dixie	—	12,913	68,608
Additional ownership interests in Mid-America and Seminole pipeline systems	—	—	25,000
Other business combinations	311	18,390	12,618

Subtotal	35,793	276,500	326,602
Investment in TEPPCO:
Terminal assets purchased from New York LP Gas Storage, Inc.	—	9,931	—
Refined products terminal purchased from Mississippi Terminal and Marketing Inc.	—	5,771	—

Subtotal	—	15,702	—

Total	$35,793	$292,202	$326,602

     See Note 25 for information regarding TEPPCO’s acquisition of a marine transportation business in February 2008. The following information highlights aspects of certain transactions noted in the preceding table:
Transactions Completed during the Year Ended December 31, 2007
     Our expenditures for business combinations during the year ended December 31, 2007 were $35.8 million, which primarily reflect the $35.0 million we spent to acquire the South Monco natural gas pipeline business (“South Monco”) in December 2007. This business includes approximately 128 miles of natural gas pipelines located in southeast Texas. The remaining business combination-related amounts for 2007 consist of purchase price adjustments to prior period transactions.
     On a pro forma consolidated basis, our revenues, costs and expenses, operating income, net income and earnings per unit amounts would not have differed materially from those we actually reported for 2007 and 2006 due to immaterial nature of our 2007 business combination transactions.

     We accounted for our 2007 business combinations using the purchase method of accounting and, accordingly, such costs have been allocated to assets acquired and liabilities assumed based on estimated preliminary fair values. Such preliminary values have been developed using recognized business valuation techniques and are subject to change pending a final valuation analysis. We expect to finalize the purchase price allocations for these transactions during 2008.

	South Monco
	Acquisition	Other	Total

Assets acquired in business combination:
Property, plant and equipment, net	$36,000	$8,386	$44,386
Intangible assets	—	(8,460)	(8,460)

Total assets acquired	36,000	(74)	35,926

Liabilities assumed in business combination:
Other long-term liabilities	(1,000)	(244)	(1,244)

Total liabilities assumed	(1,000)	(244)	(1,244)

Total assets acquired less liabilities assumed	35,000	(318)	34,682
Total cash used for business combinations	35,000	793	35,793

Goodwill	$—	$1,111	$1,111

Transactions Completed during the Year Ended December 31, 2006
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
     The Encinal and Canales gathering systems are located in South Texas and are connected to over 1,450 natural gas wells producing from the Olmos and Wilcox formations. The Encinal system consists of 449 miles of pipeline, which is comprised of 277 miles of pipeline we acquired from Lewis in this transaction and 172 miles of pipeline that we own and had previously leased to Lewis. The Canales gathering system is comprised of 32 miles of pipeline. Currently, natural gas volumes gathered by the Encinal and Canales systems are transported by our existing Texas Intrastate System and are processed by our South Texas natural gas processing plants.
     The Encinal and Canales gathering systems are supported by a life of reserves gathering and processing dedication by Lewis related to its natural gas production from the Olmos formation. In addition, we entered into a 10-year agreement with Lewis for the transportation of natural gas treated at its proposed Big Reef facility. The Big Reef facility will treat natural gas from the southern portion of the Edwards Trend in South Texas. We also entered into a 10-year agreement with Lewis for the gathering and processing of rich gas it produces from below the Olmos formation.
     In accordance with purchase accounting, the value of Enterprise Products Partners’ common units issued to Lewis was based on the average closing price of such units immediately prior to and after the transaction was announced on July 12, 2006. For purposes of this calculation, the average closing price was $25.45 per unit.
     Since the closing date of the Encinal acquisition was July 1, 2006, our Statements of Consolidated Operations do not include any earnings from these assets prior to this date. Given the relative size of the Encinal acquisition to our other business combination transactions during 2006, the following table presents selected pro forma earnings information for the years ended December 31, 2006 and 2005 as if the Encinal acquisition had been completed on January 1, 2006 or 2005, respectively, instead of July 1, 2006. This information was prepared based on financial data available to us and reflects certain estimates and assumptions made by our management. Our pro forma financial information is not necessarily indicative of what our consolidated financial results would have been had the Encinal acquisition actually occurred on January 1, 2005 or 2006.

     The amounts shown in the following table are in millions, except per unit amounts.

	For the Years Ended
	December 31,
	2006	2005

Pro forma earnings data:
Revenues	$23,685.9	$21,009.4

Costs and expenses	$22,595.6	$20,138.8

Operating income	$1,115.6	$905.3

Net income	$99.9	$55.8

Basic earnings per unit (“EPU”):
Units outstanding, as reported	103.1	91.8

Units outstanding, pro forma	103.1	91.8

Basic EPU, as reported	$1.30	$0.90

Basic EPU, pro forma	$0.97	$0.61

Diluted EPU:
Units outstanding, as reported	103.1	91.8

Units outstanding , pro forma	103.1	91.8

Diluted EPU, as reported	$1.30	$0.90

Diluted EPU, pro forma	$0.97	$0.61

     Piceance Creek Acquisition. In December 2006, one of our affiliates, Enterprise Gas Processing, LLC, purchased a 100% interest in Piceance Creek Pipeline, LLC (“Piceance Creek”), for cash consideration of $100.0 million. Piceance Creek was wholly owned by EnCana Oil & Gas (“EnCana”).
     The assets of Piceance Creek consisted of a recently constructed 48-mile, natural gas gathering pipeline, the Piceance Creek Gathering System, located in the Piceance Basin of northwestern Colorado. The Piceance Creek Gathering System has a transportation capacity of 1.6 billion cubic feet per day (“Bcf/d”) of natural gas and extends from a connection with EnCana’s Great Divide Gathering System located near Parachute, Colorado, northward through the heart of the Piceance Basin to our 1.5 Bcf/d Meeker natural gas treating and processing complex. Connectivity to EnCana’s Great Divide Gathering System will provide the Piceance Creek Gathering System with access to production from the southern portion of the Piceance basin, including production from EnCana’s Mamm Creek field. The Piceance Creek Gathering System was placed in service in January 2007 and began transporting initial volumes of approximately 300 million cubic feet per day (“MMcf/d”) of natural gas. Currently, we transport approximately 520 MMcf/d of natural gas volumes, with a significant portion of these volumes being produced by EnCana, one of the largest natural gas producers in the region. In conjunction with our acquisition of Piceance Creek, EnCana signed a long-term, fixed fee gathering agreement with us and dedicated significant production to the Piceance Creek Gathering System for the life of the associated lease holdings.
Transactions Completed during the Year Ended December 31, 2005
     Our most significant business combination transaction in 2005 was the acquisition of a storage business consisting of three underground NGL storage facilities and four propane terminals for $145.5 million in cash. In addition, we paid $74.9 million to acquire indirect ownership interests in an East Texas natural gas gathering system and related processing plant and $68.6 million to acquire an additional ownership interest in Dixie. Due to the immaterial nature of our 2005 business combinations, our pro forma basic and diluted earnings per unit amounts for 2005 are practically the same as our actual basic and diluted earnings per unit amounts for 2005.

Note 14. Intangible Assets and Goodwill
Identifiable Intangible Assets
     The following tables summarize our intangible assets at the dates indicated:

	December 31, 2007
	Gross	Accum.	Carrying
	Value	Amort.	Value

Investment in Enterprise Products Partners:
Customer relationship intangibles	$845,607	$(213,215)	$632,392
Contract-based intangibles	395,235	(128,209)	267,026

Subtotal	1,240,842	(341,424)	899,418
Investment in TEPPCO:
Incentive distribution rights	606,926	—	606,926
Customer relationships	501	(111)	390
Gas gathering agreements	464,337	(182,065)	282,272
Other contract-based intangibles	53,238	(22,045)	31,193

Subtotal	1,125,002	(204,221)	920,781

Total	$2,365,844	$(545,645)	$1,820,199

	December 31, 2006
	Gross	Accum.	Carrying
	Value	Amort.	Value

Investment in Enterprise Products Partners:
Customer relationship intangibles	$854,175	$(150,065)	$704,110
Contract-based intangibles	384,003	(101,811)	282,192

Subtotal	1,238,178	(251,876)	986,302
Investment in TEPPCO:
Incentive distribution rights	606,926	—	606,926
Gas gathering agreements	462,449	(149,024)	313,425
Other contract-based intangibles	52,200	(19,900)	32,300

Subtotal	1,121,575	(168,924)	952,651

Total	$2,359,753	$(420,800)	$1,938,953

     The following table presents the amortization expense of our intangible assets by segment for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005

Investment in Enterprise Products Partners	$89,727	$88,755	$88,938
Investment in TEPPCO	35,584	33,269	30,524

Total	$125,311	$122,024	$119,462

     We estimate that amortization expense associated with our portfolio of intangible assets at December 31, 2007 will approximate $122.1 million for 2008, $115.9 million for 2009, $110.6 million for 2010, $103.5 million for 2011 and $92.0 million for 2012.
     In general, our amortizable intangible assets fall within two categories — contract-based intangible assets and customer relationships. The values assigned to such intangible assets are amortized to earnings using either (i) a straight-line approach or (ii) other methods that closely resemble the pattern in which the economic benefits of associated resource bases are estimated to be consumed or otherwise used, as appropriate.

     Customer relationship intangible assets. Customer relationship intangible assets represent the estimated economic value assigned to certain relationships acquired in connection with business combinations and asset purchases whereby (i) we acquired information about or access to customers and now have regular contact with them and (ii) the customers now have the ability to make direct contact with us. Customer relationships may arise from contractual arrangements (such as supplier contracts and service contracts) and through means other than contracts, such as through regular contact by sales or service representatives.
     At December 31, 2007, the carrying value of Enterprise Products Partners’ customer relationship intangible assets was $632.4 million. The carrying value of TEPPCO’s customer relationship intangible assets was $0.4 million. The following information summarizes the significant components of this category of intangible assets:
▪	San Juan Gathering System customer relationships — Enterprise Products Partners acquired these customer relationships in connection with the GulfTerra Merger, which was completed on September 30, 2004. At December 31, 2007, the carrying value of this group of intangible assets was $258.2 million. These intangible assets are being amortized to earnings over their estimated economic life of 35 years through 2039. Amortization expense is recorded using a method that closely resembles the pattern in which the economic benefits of the underlying natural gas resource bases are expected to be consumed or otherwise used.

▪	Offshore Pipeline & Platform customer relationships — Enterprise Products Partners acquired these customer relationships in connection with the GulfTerra Merger. At December 31, 2007, the carrying value of this group of intangible assets was $131.9 million. These intangible assets are being amortized to earnings over their estimated economic life of 33 years through 2037. Amortization expense is recorded using a method that closely resembles the pattern in which the economic benefits of the underlying crude oil and natural gas resource bases are expected to be consumed or otherwise used.

▪	Encinal natural gas processing customer relationship — Enterprise Products Partners acquired this customer relationship in connection with its Encinal acquisition in 2006. At December 31, 2007, the carrying value of this intangible asset was $109.6 million. This intangible asset is being amortized to earnings over its estimated economic life of 20 years through 2026. Amortization expense is recorded using a method that closely resembles the pattern in which the economic benefit of the underlying natural gas resource bases are expected to be consumed or otherwise used.
     Contract-based intangible assets. Contract-based intangible assets represent specific commercial rights we acquired in connection with business combinations or asset purchases. At December 31, 2007, the carrying value of Enterprise Products Partners’ contract-based intangible assets was $267.0 million. The carrying value of TEPPCO’s contract-based intangible assets was $313.5 million. The following information summarizes the significant components of this category of intangible assets:
▪	Jonah natural gas gathering agreements — These intangible assets represent the value attributed to certain of Jonah’s natural gas gathering contracts that existed at February 24, 2005, which was the date that private company affiliates of EPCO first acquired their ownership interests in TEPPCO and TEPPCO GP. At December 31, 2007, the carrying value of this group of intangible assets was $148.8 million. These intangible assets are being amortized to earnings using a units-of-production method based on throughput volumes on the Jonah system.

▪	Val Verde natural gas gathering agreements — These intangible assets represent the value attributed to certain natural gas gathering agreements associated with TEPPCO’s Val Verde Gathering System that existed at February 24, 2005, which was the date that private company affiliates of EPCO first acquired their ownership interests in TEPPCO and TEPPCO GP. At December 31, 2007, the carrying value of these intangible assets was $132.3 million. These intangible assets are being amortized to earnings using a units-of-production method based on throughput volumes on the Val Verde Gathering System.

▪	Shell Processing Agreement — This margin-band/keepwhole processing agreement grants Enterprise Products Partners the right to process Shell Oil Company’s (or its assignee’s) current and future natural gas production of within the state and federal waters of the Gulf of Mexico. Enterprise Products Partners acquired the Shell Processing Agreement in connection with its 1999 purchase of certain of Shell’s midstream energy assets located along the U.S. Gulf Coast. At December 31, 2007, the carrying value of this intangible asset was $128.0 million. This intangible asset is being amortized to earnings on a straight-line basis over its estimated economic life of 20 years through 2019.

▪	Mississippi natural gas storage contracts — These intangible assets represent the value assigned by Enterprise Products Partners to certain natural gas storage contracts associated with its Petal and Hattiesburg, Mississippi storage facilities. These facilities were acquired in connection with the GulfTerra Merger. At December 31, 2007, the carrying value of these intangible assets was $72.6 million. These intangible assets are being amortized to earnings on a straight-line basis over the remainder of their respective contract terms, which range from eight to 18 years (i.e. 2012 through 2022).
     Incentive distribution rights. The Parent Company recorded an indefinite-life intangible asset valued at $606.9 million in connection with the contribution of the TEPPCO GP IDRs to it by DFIGP on May 7, 2007 (see Note 24). This amount represents DFIGP’s historical carrying value and characterization of such asset.
     The IDRs represent contractual rights to the incentive cash distributions paid by TEPPCO. Such rights were granted to TEPPCO GP under the terms of TEPPCO’s partnership agreement. In accordance with TEPPCO’s partnership agreement, TEPPCO GP may separate and sell the IDRs independent of its other residual general partner and limited partner interests in TEPPCO. TEPPCO GP is entitled to 2% of the cash distributions paid by TEPPCO as well as the associated IDRs of TEPPCO. TEPPCO GP is the sole general partner of, and thereby controls, TEPPCO. As an incentive, TEPPCO GP’s percentage interest in TEPPCO’s quarterly cash distributions is increased after certain specified target levels of distribution rates are met by TEPPCO. See Note 1 for additional information regarding TEPPCO GP’s quarterly incentive distribution thresholds.
     We consider the IDRs to be an indefinite-life intangible asset. Our determination of an indefinite-life is based upon our expectation that TEPPCO will continue to pay incentive distributions under the terms of its partnership agreement to TEPPCO GP indefinitely. TEPPCO’s partnership agreement contains renewal provisions that provide for TEPPCO to continue as a going concern beyond the initial term of its partnership agreement, which ends in December 2084.
     We test the carrying value of the IDRs for impairment annually, or more frequently if circumstances indicate that it is more likely than not that the fair value of the asset is less than its carrying value. This test is performed during the fourth quarter of each fiscal year. If the estimated fair value of this intangible asset is less its carrying value, a charge to earnings is required to reduce the asset’s carrying value to its implied fair value. In addition, we review this asset annually to determine whether events or circumstances continue to support an indefinite life.

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

	December 31,
	2007	2006

Investment in Enterprise Products Partners:
GulfTerra Merger	$385,945	$385,945
Encinal acquisition	95,280	95,166
Other	110,427	109,430
Investment in TEPPCO:
TEPPCO acquisition	197,645	198,147
Other	18,283	18,283

Total	$807,580	$806,971

     Our Investment in Enterprise Products Partners business segment includes goodwill amounts recorded in connection with the GulfTerra Merger. The value associated with such goodwill amounts can be attributed to our belief (at the time the merger was consummated) that the combined partnerships would benefit from the strategic asset locations and industry relationships that each partnership possessed. In addition, we expected that various operating synergies could develop (such as reduced general and administrative costs and interest savings) that would result in improved financial results for the merged entity.
     Management attributes goodwill amounts recorded in connection with the Encinal acquisition to potential future benefits Enterprise Products Partners may realize from its other south Texas natural gas processing and NGL businesses. Specifically, Enterprise Products Partners’ acquisition of long-term dedication rights associated with the Encinal business is expected to add value to its south Texas processing facilities and related NGL businesses due to increased volumes.
     Our Investment in TEPPCO business segment includes goodwill amounts recorded in connection with DFIGP’s contribution of ownership interests in TEPPCO and TEPPCO GP to the Parent Company on May 7, 2007. At December 31, 2007 and 2006, the TEPPCO business segment included $197.6 million and $198.1 million of such goodwill amounts, respectively.
     Goodwill associated with DFIGP’s contribution of ownership interests in TEPPCO and TEPPCO GP to the Parent Company represents DFIGP’s historical carrying value and characterization of such asset. Management attributes this goodwill to the future benefits we may realize from our investments in TEPPCO and TEPPCO GP. Specifically, we will benefit from the cash distributions paid by TEPPCO with respect to TEPPCO GP’s 2% general partner interest in TEPPCO and ownership of 4,400,000 of its common units.

Note 15. Debt Obligations
     The following table presents our consolidated debt obligations at the dates indicated.

	December 31,
	2007	2006

Debt obligations of the Parent Company:
EPE August 2007 Revolver, variable rate, due September 2012	$115,000	$—
Term Loan A, variable rate, due September 2012	125,000	—
Term Loan B, variable rate, due November 2014	850,000	—
EPE Revolver, variable rate, repaid May 2007	—	155,000

Total debt obligations of the Parent Company	1,090,000	155,000

Senior debt obligations of Enterprise Products Partners:
EPO Revolver, variable rate, due November 2012	725,000	410,000
EPO Senior Notes B, 7.50% fixed-rate, due February 2011	450,000	450,000
EPO Senior Notes C, 6.375% fixed-rate, due February 2013	350,000	350,000
EPO Senior Notes D, 6.875% fixed-rate, due March 2033	500,000	500,000
EPO Senior Notes E, 4.00% fixed-rate, repaid October 2007	—	500,000
EPO Senior Notes F, 4.625% fixed-rate, due October 2009	500,000	500,000
EPO Senior Notes G, 5.60% fixed-rate, due October 2014	650,000	650,000
EPO Senior Notes H, 6.65% fixed-rate, due October 2034	350,000	350,000
EPO Senior Notes I, 5.00% fixed-rate, due March 2015	250,000	250,000
EPO Senior Notes J, 5.75% fixed-rate, due March 2035	250,000	250,000
EPO Senior Notes K, 4.950% fixed-rate, due June 2010	500,000	500,000
EPO Senior Notes L, 6.30%, fixed-rate, due September 2017	800,000	—
Petal GO Zone Bonds, variable rate, due August 2034	57,500	—
Pascagoula MBFC Loan, 8.70% fixed-rate, due March 2010	54,000	54,000
Dixie Revolver, variable rate, due June 2010	10,000	10,000
Duncan Energy Partners’ Revolver, variable rate, due February 2011	200,000	—
Other senior subordinated notes, 8.75% fixed-rate, redeemed in November 2007	—	5,068

Total senior debt obligations of Enterprise Products Partners	5,646,500	4,779,068

Senior debt obligations of TEPPCO:
TEPPCO Revolver, variable rate, due December 2012	490,000	490,000
TEPPCO Senior Notes, 7.625% fixed rate, due February 2012	500,000	500,000
TEPPCO Senior Notes, 6.125% fixed rate, due February 2013	200,000	200,000
TE Products Senior Notes, 6.45% fixed-rate, due January 2008	180,000	180,000
TE Products Senior Notes, 7.51% fixed-rate, due January 2028	175,000	210,000

Total senior debt obligations of TEPPCO	1,545,000	1,580,000

Total principal amount of senior debt obligations	8,281,500	6,514,068

Subordinated debt obligations of Enterprise Products Partners:
EPO Junior Notes A, fixed/variable rates, due August 2066	550,000	550,000
EPO Junior Notes B, fixed/variable rates, due January 2068	700,000	—

Total subordinated debt obligations of Enterprise Products Partners	1,250,000	550,000

Subordinated debt obligations of TEPPCO:
TEPPCO Junior Subordinated Notes, fixed/variable rates, due June 2067	300,000	—

Total principal amount of senior and subordinated debt obligations	9,831,500	7,064,068

Other, non-principal amounts:
Changes in fair value of debt-related financial instruments (See Note 8)	22,851	(22,852)
Unamortized discounts, net of premiums	(15,309)	(15,291)
Unamortized deferred net gains related to terminated interest rate swap	22,163	27,952

Total other, non-principal amounts	29,705	(10,191)

Long-term debt	9,861,205	7,053,877

Current maturities of long-term debt	(353,976)	—

Total consolidated debt obligations	$9,507,229	$7,053,877

Standby letters of credit outstanding	$24,594	$58,858

     In November 2007, EPO executed an amended and restated revolving credit agreement governing EPO’s Revolver. This new credit agreement increased the capacity from $1.25 billion to $1.75 billion and extended the maturity date of amounts borrowed under EPO’s Revolver from October 2011 to November 2012.

     In accordance with SFAS 6, “Classification of Short-Term Obligations Expected to be Refinanced,” long-term and current maturities of debt reflects the classification of such obligations at December 31, 2007 and 2006. With respect to Senior Notes E, EPO repaid this note in October 2007, using cash and available credit capacity under its then $1.25 billion revolver.
Guarantor Relationships
     Enterprise Products Partners acts as guarantor of certain of EPO’s consolidated debt obligations through unsecured guarantees. If EPO were to default on any debt that Enterprise Products Partners guarantees, Enterprise Products Partners would be responsible for full repayment of that obligation. EPO’s debt obligations are non-recourse to the Parent Company and EPGP.
     TE Products Pipeline Company, LLC (“TE Products”), TCTM, L.P., TEPPCO Midstream Companies, LLC, and Val Verde Gas Gathering Company, L.P. (collectively, the “Subsidiary Guarantors”) have issued full, unconditional, joint and several guarantees of TEPPCO’s Senior Notes, Junior Subordinated Notes and its Revolver. TEPPCO’s debt obligations are non-recourse to the Parent Company and TEPPCO GP.
Debt Obligations of the Parent Company
     The Parent Company consolidates the debt obligations of both Enterprise Products Partners and TEPPCO; however, the Parent Company does not have the obligation to make interest or debt payments with respect to the consolidated debt obligations of either Enterprise Product Partners or TEPPCO.
     EPE Revolver. In January 2006, the Parent Company amended and restated its original $525.0 million credit facility to reflect a new borrowing capacity of $200.0 million, which included a sublimit of $25.0 million for letters of credit. Amounts borrowed under the $200.0 million credit facility (the “EPE Revolver”) were due in January 2009. The Parent Company secured borrowings under this credit facility with a pledge of its limited and general partner ownership interests in Enterprise Products Partners. This facility was amended and restated in May 2007 as the EPE Interim Credit Facility.
     EPE Interim Credit Facility. In May 2007, the Parent Company executed a $1.9 billion interim credit facility (the “EPE Interim Credit Facility”) in connection with its acquisition of equity interests in Energy Transfer Equity and LE GP. The EPE Interim Credit Facility, which amended and restated the terms of its then existing credit facility (the “EPE Revolver”), provided for a $200.0 million revolving credit facility (the “EPE Bridge Revolving Credit Facility”) and $1.7 billion of term loans. The term loans were segregated into two tranches: a $500.0 million EPE Term Loan (Equity Bridge) and a $1.2 billion EPE Term Loan (Debt Bridge).
     On May 7, 2007, the Parent Company made initial borrowings of $1.8 billion under this credit facility as follows:
▪	$155.0 million to repay principal outstanding under the EPE Revolver; and

▪	$1.2 billion under the EPE Term Loan (Debt Bridge) and $500.0 million under the EPE Term Loan (Equity Bridge) to fund the $1.65 billion cash purchase price for the acquisition of membership interests in LE GP and common units of Energy Transfer Equity.
     In July 2007, the Parent Company used net proceeds from its private placement of Units (see Note 16) to repay the $500.0 million in principal outstanding under the EPE Term Loan (Equity Bridge), $238.0 million to reduce principal outstanding under the EPE Term Loan (Debt Bridge) and $2.0 million of related accrued interest. The remaining balances due under the EPE Bridge Revolving Credit Facility and EPE Term Loan (Debt Bridge) were to mature in May 2008.
     In August 2007, the Parent Company refinanced the $1.2 billion then outstanding under the EPE Interim Credit Facility using proceeds from its EPE August 2007 Credit Agreement.

     EPE August 2007 Credit Agreement. The $1.2 billion EPE August 2007 Credit Agreement provided for a $200.0 million revolving credit facility (the “August 2007 Revolver”), a $125.0 million term loan (“Term Loan A”), and an $850.0 million term loan (the “Term Loan A-2”). The August 2007 Revolver replaced the $200.0 million EPE Bridge Revolving Credit Facility. Amounts borrowed under the August 2007 Revolver mature in September 2012. Term Loan A and Term Loan A-2 refinanced amounts then outstanding under the Term Loan (Debt Bridge). Amounts borrowed under Term Loan A mature in September 2012. Amounts borrowed under Term Loan A-2 were refinanced in November 2007 with proceeds from a term loan due November 2014.
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
     ABR Loans bear interest at an alternative base rate (the “Alternative Base Rate”) plus an applicable rate (the “Applicable Rate”). The Alternative Base Rate is a rate per annum equal to the greater of: (i) the annual interest rate publicly announced by Citibank, N.A. as its base rate in effect at its principal office in New York, New York (the “Prime Rate”) in effect on such day and (ii) the federal funds effective rate in effect on such day plus 0.50%. The Applicable Rate for ABR Loans will be increased by an applicable margin ranging from 0% to 1.0% per annum. The Eurodollar Loans bear interest at a “LIBOR rate” (as defined in the August 2007 Credit Agreement) plus the Applicable Rate. The Applicable Rate for Eurodollar Loans will be increased by an applicable margin ranging from 1.00% to 2.50% per annum.
     All borrowings outstanding under Term Loan A will, at the Parent Company’s option, be made and maintained as ABR Loans or Eurodollar Loans, or a combination thereof. Prior to being refinanced in November 2007, borrowings outstanding under Term Loan A-2 were charged interest at the LIBOR rate plus 1.75%. Any amount repaid under the Term Loan A may not be reborrowed.
     In November 2007, the Parent Company executed a seven-year, $850 million senior secured term loan (“Term Loan B”) in the institutional leveraged loan market. Proceeds from the Term Loan B were used to permanently refinance borrowings outstanding under the partnership’s $850 million Term Loan A-2 that had a maturity date in May 2008. The Term Loan B, which was priced at a discount of 1.0 percent, generally bears interest at LIBOR plus 2.25 percent and is scheduled to mature on November 8, 2014. The Term Loan B is callable for up to one year by the partnership at 101 percent of the principal, and at par thereafter.
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
Consolidated Debt Obligations of Enterprise Products Partners
     EPO Revolver. This unsecured revolving credit facility currently has a borrowing capacity of $1.75 billion, which replaced an existing $1.25 billion unsecured revolving credit agreement. Amounts borrowed under the amended and restated credit agreement mature in November 2012, although EPO is permitted, on the maturity date, to convert the principal balance of the revolving loans then outstanding into a non-revolving, one-year term loan (the “term-out option”). There is no limit on the amount of standby letters of credit that can be outstanding under the amended facility.

     As defined by the credit agreement, variable interest rates charged under this facility bear interest at a Eurodollar rate plus an applicable margin. In addition, EPO is required to pay a quarterly facility fee on each lender’s commitment irrespective of commitment usage.
     EPO may increase the amount that may be borrowed under the facility, without the consent of the lenders, by an amount not exceeding $500.0 million by adding to the facility one or more new lenders and/or requesting that the commitments of existing lenders be increased, although none of the existing lenders has agreed to or is obligated to increase its existing commitment. EPO may request unlimited one-year extensions of the maturity date by delivering a written request to the administrative agent, but any such extension shall be effective only if consented to by the required lenders in their sole discretion.
     The revolving credit agreement contains various covenants related to EPO’s ability to incur certain indebtedness; grant certain liens; enter into certain merger or consolidation transactions; and make certain investments. The loan agreement also requires EPO to satisfy certain financial covenants at the end of each fiscal quarter. The credit agreement also restricts EPO’s ability to pay cash distributions to Enterprise Products Partners if a default or an event of default (as defined in the credit agreement) has occurred and is continuing at the time such distribution is scheduled to be paid.
     EPO Senior Notes B through L. These fixed-rate notes are unsecured obligations of EPO and rank equally with its existing and future unsecured and unsubordinated indebtedness. They are senior to any future subordinated indebtedness. EPO’s borrowings under these notes are non-recourse to EPGP. Enterprise Products Partners has guaranteed repayment of amounts due under these notes through an unsecured and unsubordinated guarantee. The Senior Notes are subject to make-whole redemption rights and were issued under indentures containing certain covenants, which generally restrict EPO’s ability, with certain exceptions, to incur debt secured by liens and engage in sale and leaseback transactions.
     EPO used net proceeds from its issuance of Senior Notes L to temporarily reduce indebtedness outstanding under its revolving credit facility and for general partnership purposes. In October 2007, EPO used borrowing capacity under its revolving credit facility to repay its $500.0 million Senior Notes E.
     Pascagoula MBFC Loan. In connection with the construction of a natural gas processing plant located in Mississippi in 2000, EPO entered into a ten-year fixed-rate loan with the MBFC. This loan is subject to a make-whole redemption right. The Pascagoula MBFC Loan contains certain covenants including the maintenance of appropriate levels of insurance on the processing plant.
     The indenture agreement for this loan contains an acceleration clause whereby if EPO’s credit rating by Moody’s declines below Baa3 in combination with Enterprise Products Partners’ credit rating at Standard & Poor’s declining below BBB-, the $54.0 million principal balance of this loan, together with all accrued and unpaid interest, would become immediately due and payable 120 days following such event. If such an event occurred, EPO would have to either redeem the Pascagoula MBFC Loan or provide an alternative credit agreement to support its obligation under this loan.
     Dixie Revolver. The debt obligations of Dixie consist of a senior unsecured revolving credit facility having a borrowing capacity of $28.0 million. The maturity date of this facility is June 2010. EPO consolidates the debt of Dixie; however, EPO does not have the obligation to make interest or debt payments with respect to Dixie’s debt. Variable interest rates charged under this facility generally bear interest, at Dixie’s election at the time of each borrowing, at either (i) a Eurodollar rate plus an applicable margin or (ii) the greater of (a) the prime rate or (b) the Federal Funds Effective Rate plus 1/2%.
     This credit agreement contains covenants related to Dixie’s ability to, among other things, incur certain indebtedness; grant certain liens; enter into merger transactions; pay distributions if a default or an event of default (as defined in the credit agreement) has occurred and is continuing; and make certain investments. The loan agreement also requires Dixie to satisfy a minimum net worth financial covenant.

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
     Variable interest rates charged under this facility generally bear interest, at Duncan Energy Partners’ election at the time of each borrowing, at either (i) a LIBOR, plus an applicable margin (as defined in the credit agreement) or (ii) the greater of (a) the lender’s base rate as defined in the agreement or (b) the Federal Funds Effective Rate plus 1/2%.
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
     EPO Junior Notes A. In the third quarter of 2006, EPO issued $550.0 million in principal amount of fixed/floating subordinated notes due August 2066 (“EPO Junior Notes A”). Proceeds from this debt offering were used to temporarily reduce principal outstanding under the EPO Revolver and for general partnership purposes. These notes are unsecured obligations of EPO and are subordinated to its existing and future unsubordinated indebtedness. EPO’s payment obligations under the Junior Notes are subordinated to all of its current and future senior indebtedness (as defined in the related indenture agreement).
     The indenture agreement governing the Junior Notes allows EPO to defer interest payments on one or more occasions for up to ten consecutive years, subject to certain conditions. The indenture agreement also provides that, unless (i) all deferred interest on the Junior Notes has been paid in full as of the most recent applicable interest payment dates, (ii) no event of default under the indenture agreement has occurred and is continuing and (iii) Enterprise Products Partners is not in default of its obligations under related guarantee agreements, neither Enterprise Products Partners nor EPO may declare or make any distributions to any of their respective equity security holders or make any payments on indebtedness or other obligations that rank pari passu with or are subordinated to the Junior Notes.
     In connection with its issuance of Junior Notes, EPO entered into a Replacement Capital Covenant in favor of the covered debt holders (as defined in the underlying documents) pursuant to which EPO agreed for the benefit of such debt holders that it would not redeem or repurchase the Junior Notes unless such redemption or repurchase is made using proceeds from the of issuance of certain securities.
     The EPO Junior Notes A bear interest at a fixed annual rate of 8.375% from July 2006 to August 2016, payable semi-annually commencing in February 2007. After August 2016, the notes will bear variable rate interest based on the 3-month LIBOR for the related interest period plus 3.708%, payable quarterly commencing in November 2016. Interest payments may be deferred on a cumulative basis for up to ten consecutive years, subject to the certain provisions. The EPO Junior Notes A mature in August 2066 and are not redeemable by EPO prior to August 2016 without payment of a make-whole premium.

     EPO Junior Notes B. EPO sold $700.0 million in principal amount of fixed/floating, unsecured, long-term subordinated notes due January 2068 (“EPO Junior Notes B”) during the second quarter of 2007. EPO used the proceeds from this subordinated debt to temporarily reduce borrowings outstanding under its Revolver and for general partnership purposes. EPO’s payment obligations under EPO Junior Notes B are subordinated to all of its current and future senior indebtedness (as defined in the Indenture Agreement). Enterprise Products Partners has guaranteed repayment of amounts due under EPO Junior Notes B through an unsecured and subordinated guarantee.
     The indenture agreement governing EPO Junior Notes B allows EPO to defer interest payments on one or more occasions for up to ten consecutive years subject to certain conditions. During any period in which interest payments are deferred and subject to certain exceptions, neither Enterprise Products Partners nor EPO can declare or make any distributions to any of its respective equity securities or make any payments on indebtedness or other obligations that rank pari passu with or are subordinated to the EPO Junior Notes B. EPO Junior Notes B rank pari passu with the Junior Subordinated Notes A due August 2066.
     The EPO Junior Notes B will bear interest at a fixed annual rate of 7.034% from May 2007 to January 2018, payable semi-annually in arrears in January and July of each year, commencing in January 2008. After January 2018, the EPO Junior Notes B will bear variable rate interest at the greater of (1) the sum of the 3-month LIBOR for the related interest period plus a spread of 268 basis points or (2) 7.034% per annum, payable quarterly in arrears in January, April, July and October of each year commencing in April 2018. Interest payments may be deferred on a cumulative basis for up to ten consecutive years, subject to certain provisions. The EPO Junior Notes B mature in January 2068 and are not redeemable by EPO prior to January 2018 without payment of a make-whole premium.
     In connection with the issuance of EPO Junior Notes B, EPO entered into a Replacement Capital Covenant in favor of the covered debt holders (as named therein) pursuant to which EPO agreed for the benefit of such debt holders that it would not redeem or repurchase such junior notes on or before January 15, 2038 unless such redemption or repurchase is made from the proceeds of issuance of certain securities.
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
     Borrowings may be made in Canadian or U.S. dollars. Canadian denominated borrowings may be comprised of Canadian Prime Rate (“CPR”) loans or Bankers’ Acceptances and U.S. denominated borrowings may be comprised of Alternative Base Rate (“ABR”) or Eurodollar loans, each having different interest rate requirements. CPR loans bear interest at a rate determined by reference to the Canadian Prime Rate. ABR loans bear interest at a rate determined by reference to an alternative base rate as defined in the credit agreement. Eurodollar loans bear interest at a rate determined by the LIBOR plus an applicable rate as defined in the credit agreement. Bankers’ Acceptances carry interest at the rate for Canadian bankers’ acceptances plus an applicable rate as defined in the credit agreement.
     The Canadian Revolver contains customary covenants and events of default. The restrictive covenants limit Canadian Enterprise from materially changing the nature of its business or operations, dissolving, or completing mergers. A continuing event of default would accelerate the maturity of amounts borrowed under the credit facility. The obligations under the credit facility are guaranteed by EPO. As of December 31, 2007, there were no borrowings outstanding under this credit facility.
     Petal MBFC Loan. In August 2007, Petal Gas Storage L.L.C. (“Petal”), a wholly owned subsidiary of EPO, entered into a loan agreement and a promissory note with the MBFC under which Petal may borrow up to $29.5 million. On the same date, the MBFC issued taxable bonds to EPO in the maximum amount of $29.5 million. As of December 31, 2007, there was $8.9 million outstanding under the loan and the bonds. EPO will make advances on the bonds to the MBFC and the MBFC will in turn make identical advances to Petal under the promissory note. The promissory note and the taxable bonds have identical terms including fixed interest rates of 5.90% and maturities of fifteen years. The bonds and the associated tax incentives are authorized under the Mississippi Business Finance Act. Petal may prepay on the promissory note without penalty, and thus cause the bonds to be redeemed, any time after one year from their date of issue. The loan and bonds are netted in preparing our Consolidated Balance Sheet. The interest income and expenses are netted in preparing our Statements of Consolidated Operations.
     Petal GO Zone Bonds. In August 2007, Petal borrowed $57.5 million from the MBFC pursuant to a loan agreement and promissory note between Petal and the MBFC to pay a portion of the costs of certain natural gas storage facilities located in Petal, Mississippi. The promissory note between Petal and MBFC is guaranteed by EPO and supported by a letter of credit issued under the EPO Revolver. On the same date, the MBFC issued $57.5 million in Gulf Opportunity Zone Tax-Exempt (“GO Zone”) bonds to various third parties. A portion of the GO Zone bond proceeds are being held by a third party trustee and reflected as a component of other assets on our balance sheet. The remaining proceeds held by the trustee will be released to us as we spend capital to complete the construction of the natural gas storage facilities. At December 31, 2007, $17.9 million of the GO Zone bond proceeds remained held by the third party trustee. The promissory note and the GO Zone bonds have identical terms including floating interest rates and maturities of twenty-seven years. The bonds and the associated tax incentives are authorized under the Mississippi Business Finance Act and the Gulf Opportunity Zone Act of 2005.
Consolidated Debt Obligations of TEPPCO
     TEPPCO Revolver. This unsecured revolving credit facility, which was amended in December 2007, has a borrowing capacity of $700.0 million, which may be increased to $1.0 billion under certain conditions. This credit facility matures in December 2012, but TEPPCO may request unlimited extensions of the maturity date subject to certain conditions. There is no limit on the total amount of standby letters of credit that can be outstanding under this credit facility.
     Variable interest rates charged under this facility generally bear interest, at TEPPCO’s election at the time of each borrowing, at either (i) a LIBOR plus an applicable margin (as defined in the credit agreement) or (ii) the lender’s base rate as defined in the agreement.
     The revolving credit agreement contains various covenants related to TEPPCO’s ability to, among other things, incur certain indebtedness; grant certain liens; make certain distributions; engage in specified transactions with affiliates; and enter into certain merger or consolidation transactions. TEPPCO must also satisfy certain financial covenants at the end of each fiscal quarter.
     TEPPCO Short-Term Credit Facility. On December 21, 2007, TEPPCO entered into an unsecured term credit agreement with a borrowing capacity of $1.0 billion which matures on December 19, 2008. Term loans may be drawn in up to five separate drawings, each in a minimum amount of $75.0 million. Amounts repaid may not be re-borrowed, and the principal amount of all term loans are due and payable in full on the maturity date. At December 31, 2007, no amounts were outstanding under the agreement.
     TEPPCO Senior Notes. In February 2002 and January 2003, TEPPCO issued its 7.625% Senior Notes and 6.125% Senior Notes, respectively. The TEPPCO Senior Notes are subject to make-whole redemption rights and are redeemable at any time at TEPPCO’s option. The indenture agreements governing these notes contain covenants that, among other things, limit the creation of liens securing indebtedness and TEPPCO’s ability to enter into sale and leaseback transactions.
     TE Products Senior Notes. In January 1998, TE Products issued its 6.45% Senior Notes due January 2008 and 7.51% Senior Notes due January 2028. The 6.45% Senior Notes could not be redeemed prior to their scheduled maturity. In October 2007 a portion of the 7.51% Senior Notes was redeemed and in January 2008 the remaining $175.0 million was redeemed. Under the terms of these notes, the call premium to be paid was 103.755% of the principal amount redeemed, plus any accrued interest due on the notes at the date of redemption.

     The TE Products senior notes were unsecured obligations of TE Products and ranked pari passu with all future unsecured and unsubordinated indebtedness of TE Products. The indenture agreements governing these notes contained covenants that, among other things, limited the creation of liens securing indebtedness and TEPPCO’s ability to enter into sale and leaseback transactions.
     See Note 25 for further information regarding the repayment of TE Products Senior Notes.
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
     The TEPPCO Junior Subordinated Notes bear interest at a fixed annual rate of 7.0% from May 2007 to June 1, 2017, payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2007. After June 1, 2017, the TEPPCO Junior Subordinated Notes will bear interest at a variable annual rate equal to the 3-month LIBOR for the related interest period plus 2.7775%, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year commencing September 1, 2017. The TEPPCO Junior Subordinated Notes mature in June 2067. The TEPPCO Junior Subordinated Notes are redeemable in whole or in part prior to June 1, 2017 for a “make-whole” redemption price and thereafter at a redemption price equal to 100% of their principal amount plus accrued interest. The TEPPCO Junior Subordinated Notes are also redeemable prior to June 1, 2017 in whole (but not in part) upon the occurrence of certain tax or rating agency events at specified redemption prices.
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
Covenants
     We were in compliance with the covenants of our consolidated debt agreements at December 31, 2007 and 2006.

Information regarding variable interest rates paid
     The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt obligations during the year ended December 31, 2007.

	Range of	Weighted-Average
	Interest Rates	Interest Rate
	Paid	Paid

EPE August 2007 Revolver	6.42% to 8.50%	7.01%
EPE Term Loan A	6.99% to 7.25%	7.18%
EPE Term Loan A-2 (repaid November 2007)	6.99% to 7.25%	7.15%
EPE Term Loan B	7.49% to 7.49%	7.49%
EPE Term Loan (Equity Bridge) (repaid August 2007)	7.07% to 8.25%	7.18%
EPE Term Loan (Debt Bridge) (repaid August 2007)	7.07% to 8.25%	7.19%
EPE Bridge Revolving Credit Facility (repaid August 2007)	7.07% to 8.50%	7.19%
EPE Revolver (repaid May 2007)	6.32% to 6.35%	6.32%
EPO Revolver	5.10% to 8.25%	5.78%
Canadian Revolver	5.01% to 5.82%	5.68%
Dixie Revolver	5.50% to 5.67%	5.63%
Petal GO Zone Bonds	3.11% to 4.15%	3.56%
Duncan Energy Partners’ Revolver	5.52% to 6.42%	6.23%
TEPPCO Revolver	5.45% to 5.84%	5.71%
Consolidated debt maturity table
     The following table presents scheduled maturities of our consolidated debt obligations for the next five years, and in total thereafter.

2008	$355,000
2009	500,000
2010	591,840
2011	1,140,000
2012	1,437,160
Thereafter	5,807,500

Total scheduled principal payments	$9,831,500

     In accordance with SFAS 6, long-term and current maturities of debt reflect the classification of such obligations at December 31, 2007.

Debt Obligations of Unconsolidated Affiliates
     Enterprise Products Partners has two unconsolidated affiliates with long-term debt obligations and TEPPCO has one unconsolidated affiliate with long-term debt obligations. The following table shows (i) the ownership interest in each entity at December 31, 2007, (ii) total debt of each unconsolidated affiliate at December 31, 2007 (on a 100% basis to the unconsolidated affiliate) and (iii) the corresponding scheduled maturities of such debt.

			Scheduled Maturities of Debt
	Ownership							After
	Interest	Total	2008	2009	2010	2011	2012	2012

Poseidon (1)	36.0%	$91,000	$—	$—	$—	$91,000	$—	$—
Evangeline (1)	49.5%	20,650	5,000	5,000	10,650	—	—	—
Centennial (2)	50.0%	140,000	10,100	9,900	9,100	9,000	8,900	93,000

Total		$251,650	$15,100	$14,900	$19,750	$100,000	$8,900	$93,000

(1)	Denotes an unconsolidated affiliate of Enterprise Products Partners.

(2)	Denotes an unconsolidated affiliate of TEPPCO.
     The credit agreements of these unconsolidated affiliates include customary covenants, including financial covenants. These businesses were in compliance with such covenants at December 31, 2007. The credit agreements of these unconsolidated affiliates restrict their ability to pay cash dividends or distributions if a default or an event of default (as defined in each credit agreement) has occurred and is continuing at the time such dividend or distribution is scheduled to be paid.
     The following information summarizes the significant terms of the debt obligations of these unconsolidated affiliates at December 31, 2007:
     Poseidon. Poseidon has a $150.0 million variable-rate revolving credit facility that matures in May 2011. This credit agreement is secured by substantially all of Poseidon’s assets. The variable interest rates charged on this debt at December 31, 2007 and December 31, 2006 were 6.62% and 6.68%, respectively.
     Evangeline. At December 31, 2007, Evangeline’s debt obligations consisted of (i) $13.2 million of 9.90% fixed-rate Series B senior secured notes due December 2010 and (ii) a $7.5 million subordinated note payable. The Series B senior secured notes are collateralized by Evangeline’s property, plant and equipment; proceeds from a gas sales contract; and by a debt service reserve requirement. Scheduled principal repayments on the Series B notes are $5.0 million annually through 2009 with a final repayment in 2010 of approximately $3.2 million.
     Evangeline incurred the subordinated note payable as a result of its acquisition of a contract-based intangible asset in the early 1990s. This note is subject to a subordination agreement which prevents the repayment of principal and accrued interest on the subordinated note until such time as the Series B noteholders are either fully cash secured through debt service accounts or have been completely repaid.
     Variable rate interest accrues on the subordinated note at a Eurodollar rate plus 1/2%. The variable interest rates charged on this note at December 31, 2007 and December 31, 2006 were 5.88% and 6.08%, respectively. Accrued interest payable related to the subordinated note was $9.1 million and $7.9 million at December 31, 2007 and December 31, 2006, respectively.
     Centennial. At December 31, 2007, Centennial’s debt obligations consisted of $140.0 million borrowed under a master shelf loan agreement. Borrowings under the master shelf agreement mature in May 2024 and are collateralized by substantially all of Centennial’s assets and severally guaranteed by Centennial’s owners.

     TE Products and its joint venture partner in Centennial have each guaranteed one-half of Centennial’s debt obligations. If Centennial defaults on its debt obligations, the estimated payment obligation for TE Products is $70.0 million (effective April 2007). At December 31, 2007, TE Products had recognized a liability of $9.5 million for its share of the Centennial debt guaranty.
Note 16. Partners’ Equity and Distributions
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
     In May 2007, we issued an aggregate of 14,173,304 Class B Units and 16,000,000 Class C Units to DFI and DFIGP in connection with their contribution of 4,400,000 common units representing limited partner interest of TEPPCO and 100% of the general partner interest of TEPPCO GP. Due to common control considerations (see Note 1), the Class B and Class C Units are reflected as outstanding since February 2005, which was the period that private company affiliates of EPCO first acquired ownership interests in TEPPCO and TEPPCO GP.
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
Initial Public Offering
     In August 2005, the Parent Company completed its initial public offering of 14,216,784 Units (including an over-allotment amount of 1,616,784 Units) at an offering price of $28.00 per Unit. Total net proceeds from the sale of these Units was approximately $373.0 million after deducting applicable underwriting discounts, commissions, structuring fees and other offering expenses of $25.6 million. The net proceeds from this initial public offering were used to reduce debt outstanding under the then existing $525.0 million credit facility.
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
      The Class C Units are eligible to be converted to Units on February 1, 2009 on a one-to-one basis. For financial accounting purposes, the Class C Units are not allocated any portion of net income until their conversion into Units in 2009. In addition, the Class C Units are non-participating in current or undistributed earnings and are not entitled to receive cash distributions until 2009. The Class C Units (i) entitle the holder to the allocation of taxable income, gain, loss, deduction and credit to the same extent as such items would be allocated to the holder if the Class C Units were converted and outstanding Units; (ii) entitle the holder the right to share in distributions of available cash on and after February 1, 2009, on a pro rata basis with the Units (excluding distributions with respect to any record date prior to February 1, 2009), and (iii) are non-voting, except that, the Class C Units are entitled to vote as a separate class on any matter that adversely affects the rights or preferences of the Class C Units in relation to other classes of partnership interests (including as a result of a merger or consolidation) or as required by law. The approval of a majority of the Class C Units is required to approve any matter for which the holders of the Class C Units are entitled to vote as a separate class.

Private Placement of Parent Company Units
     On July 17, 2007, the Parent Company completed a private placement of 20,134,220 Units to third party investors at $37.25 per Unit. The net proceeds of this private placement, after giving effect to placement agent fees, were approximately $739.0 million. The net proceeds were used to repay certain principal amounts outstanding under the EPE Interim Credit Facility and related accrued interest (see Note 15).
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
     The Registration Rights Agreement provides for the payment of liquidated damages in the event the Parent Company suspends the use of the shelf registration statement in excess of permitted periods. In accordance with FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements,” we have not recorded a liability for this obligation because we believe the likelihood of having to make a payment under this arrangement is remote.
Unit History
     The following table summarizes changes in our outstanding Units since December 31, 2006:

		Class B	Class C
	Units	Units	Units

Balance, December 31, 2006	88,884,116	14,173,304	16,000,000
Conversion of Class B Units to Units in July 2007	14,173,304	(14,173,304)	—
Units issued in connection private placement in July 2007	20,134,220	—	—

Balance, December 31, 2007	123,191,640	—	16,000,000

Summary of Changes in Limited Partners’ Equity
     The following table details the changes in limited partners’ equity since January 1, 2005:

		Class B	Class C
	Units	Units	Units	Total

Balance, January 1, 2005	$49,485	$—	$—	$49,485
Net income	55,271	26,930	—	82,201
Cash distributions to partners	(32,942)	—	—	(32,942)
Cash distributions to former owners	—	(39,818)	—	(39,818)
Operating leases paid by EPCO	72	—	—	72
Amortization of equity-related awards	75	—	—	75
Acquisition of minority interest from El Paso	90,845	—	—	90,845
Contribution of net assets from sponsor affiliates in connection with initial public offering	160,604	—	—	160,604
Net proceeds from initial public offering	373,000	—	—	373,000
Contribution of interest in TEPPCO GP	—	386,510	380,665	767,175
Other	(186)	—	—	(186)

Balance, December 31, 2005	696,224	373,622	380,665	1,450,511
Net income	92,559	41,420	—	133,979
Distributions to partners	(108,438)	—	—	(108,438)
Distributions to former owners	—	(57,960)	—	(57,960)
Operating leases paid by EPCO	109	—	—	109
Amortization of equity-related awards	80	—	—	80
Contributions	755	—	—	755
Acquisition related disbursement of cash	(319)	—	—	(319)
Change in accounting methods of equity awards	(48)	—	—	(48)

Balance, December 31, 2006	680,922	357,082	380,665	1,418,669
Net income	75,624	33,386	—	109,010
Operating leases paid by EPCO	107	—	—	107
Distributions to partners	(159,028)	—	—	(159,028)
Distributions to former owners	—	(29,760)	—	(29,760)
Conversions of Class B Units	360,708	(360,708)	—	—
Amortization of equity-related awards	530	—	—	530
Contributions	739,458	—	—	739,458

Balance, December 31, 2007	$1,698,321	$—	$380,665	$2,078,986

     Our limited partner’s equity accounts reflect the issuance of the Class B and C Units in February 2005, which was the month in which the TEPPCO and TEPPCO GP interests were first acquired by private company affiliates of EPCO. The total value of the units issued represents the purchase price paid for the acquired TEPPCO and TEPPCO GP interests and was allocated between the Class B Units and Class C Units based on the relative market value of the Class B and Class C Units at the time of issuance. The relative market value of the Class B Units was determined by reference to the closing prices of the Parent Company’s Units for the five day period beginning two trading days prior to May 7, 2007 and ending two trading days thereafter. The value of the Class C Units represents a discount to the initial value of the Class B Units since the Class C Units are non-participating in current or undistributed earnings and are not entitled to receive cash distributions until 2009.
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

     The following table presents the Parent Company’s declared quarterly cash distribution rates per Unit since the first quarter of 2006 and the related record and distribution payment dates. The quarterly cash distribution rates per Unit correspond to the fiscal quarters indicated. Actual cash distributions are paid within 50 days after the end of such fiscal quarter.

	Cash Distribution History
	Distribution	Record	Payment
	per Unit	Date	Date

2006
1st Quarter	$0.295	Apr. 28, 2006	May 11, 2006
2nd Quarter	$0.310	Jul. 31, 2006	Aug. 11, 2006
3rd Quarter	$0.335	Oct. 31, 2006	Nov. 9, 2006
4th Quarter	$0.350	Jan. 31, 2007	Feb. 9, 2007
2007
1st Quarter	$0.365	Apr. 30, 2007	May 11, 2007
2nd Quarter	$0.380	Jul. 31, 2007	Aug. 10, 2007
3rd Quarter	$0.395	Oct. 31, 2007	Nov. 9, 2007
4th Quarter	$0.410	Jan. 31, 2008	Feb. 8, 2008
Accumulated Other Comprehensive Income (Loss)
     The following table presents the components of accumulated other comprehensive income (loss) at the dates indicated:

	December 31,
	2007	2006

Commodity financial instruments (1)	$(40,271)	$(2,892)
Interest rate financial instruments (1)	1,048	25,796
Foreign currency hedges (1)	1,308	—
Foreign currency translation adjustment (1)	1,200	(807)
Pension and postretirement benefit plans (2)	588	(531)
Proportionate share of other comprehensive income of unconsolidated affiliates (3)	(3,848)	—

Total accumulated other comprehensive income (loss)	$(39,975)	$21,566

(1)	See Note 8 for additional information regarding these components of accumulated other comprehensive income (loss).

(2)	See Note 7 for additional information regarding pension and postretirement benefit plans.

(3)	Relates to commodity and interest rate hedging financial instruments of Energy Transfer Equity.
Other
     In October 2006, EPO acquired all of the capital stock of an affiliated NGL marketing company located in Canada from EPCO and Dan L. Duncan for $17.7 million in cash. The amount paid for this business (which was under common control with us) exceeded the carrying values of the assets acquired and liabilities assumed by $6.3 million, of which $0.3 million was allocated to us and $6.0 million to minority interest. Our share of the excess of the acquisition price over the net book value of this business at the time of acquisition is treated as a deemed distribution to our owners and presented as an “Acquisition-related disbursement of cash” in our Statement of Consolidated Partners’ Equity for the year ended December 31, 2006. The total purchase price is a component of “Cash used for business combinations” as presented in our Statement of Consolidated Cash Flows for the year ended December 31, 2006.

Note 17. Related Party Transactions
     The following table summarizes our related party transactions for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005

Revenues from consolidated operations:
EPCO and affiliates	$6	$55,809	$311
Energy Transfer Equity	294,627	—	—
Other unconsolidated affiliates	290,418	304,854	367,516

Total	$585,051	$360,663	$367,827

Operating costs and expenses:
EPCO and affiliates	$387,647	$403,825	$341,673
Energy Transfer Equity	35,156	—	—
Other unconsolidated affiliates	41,034	39,884	30,838

Total	$463,837	$443,709	$372,511

General and administrative expenses:
EPCO and affiliates	$82,467	$63,465	$53,304

Interest expense:
EPCO and affiliates	$170	$—	$15,306

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
▪	EPCO and its consolidated private company subsidiaries;

▪	EPE Holdings, our sole general partner; and

▪	the Employee Partnerships (see Note 6).
     EPCO is a private company controlled by Dan L. Duncan, who is also a director and Chairman of EPE Holdings and EPGP. At December 31, 2007, EPCO beneficially owned 107,295,432 (or 77.1%) of the Parent Company’s outstanding units. In addition, at December 31, 2007, EPCO beneficially owned 147,986,050 (or 34.0%) of Enterprise Products Partners’ common units, including 13,454,498 common units owned by the Parent Company. At December 31, 2007, EPCO beneficially owned 16,691,550 (or 18.2%) of TEPPCO’s common units. In addition, at December 31, 2007, EPCO and its affiliates owned 77.1% of the limited partner interests of the Parent Company and 100% of its general partner, EPE Holdings. The Parent Company owns all of the membership interests of EPGP and TEPPCO GP. The principal business activity of EPGP is to act as the sole managing partner of Enterprise Products Partners. The principal business activity of TEPPCO GP is to act as the sole general partner of TEPPCO. The executive officers and certain of the directors of EPGP, TEPPCO GP, and EPE Holdings are employees of EPCO.
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

     The Parent Company, EPE Holdings, TEPPCO, TEPPCO GP, Enterprise Products Partners and EPGP are separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are separate from those of EPCO and its other affiliates. EPCO and its private company subsidiaries depend on the cash distributions they receive from the Parent Company, TEPPCO, Enterprise Products Partners and other investments to fund their other operations and to meet their debt obligations. EPCO and its affiliates received $355.5 million, $306.5 million and $243.9 million in cash distributions from us during the years ended December 31, 2007, 2006 and 2005, respectively.
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
     An affiliate of EPCO provides us trucking services for the transportation of NGLs and other products. We paid this trucking affiliate $19.1 million, $20.7 million and $17.6 million for its services during the years ended December 31, 2007, 2006 and 2005, respectively.
     We lease office space in various buildings from affiliates of EPCO. The rental rates in these lease agreements approximate market rates. For the years ended December 31, 2007, 2006 and 2005, we paid EPCO $7.8 million, $3.7 million and $2.7 million, respectively, for office space leases.
     Historically, we entered into transactions with a Canadian affiliate of EPCO for the purchase and sale of NGL products in the normal course of business. These transactions were at market-related prices. Enterprise Products Partners acquired this affiliate in October 2006 and began consolidating its financial statements with those of our own from the date of acquisition (see Note 16). For the year ended December 31, 2005, our revenues from this former affiliate were $0.3 million and our purchases were $61.0 million.
     In September 2004, EPGP borrowed $370.0 million from an affiliate of EPCO to finance the purchase of a 50% membership interest in the general partner of GulfTerra. This note payable was repaid in August 2005 using borrowings under the Parent Company’s then existing credit facility. For the year ended December 31, 2005, we recorded $15.3 million of interest related to this affiliate note payable.
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

     Under the ASA, EPCO subleases to Enterprise Products Partners (for $1 per year) certain equipment which it holds pursuant to operating leases and has assigned to Enterprise Products Partners its purchase option under such leases (the “retained leases”). EPCO remains liable for the actual cash lease payments associated with these agreements. The full value of EPCO’s payments in connection with the retained leases is recorded by Enterprise Products Partners as a non-cash related party operating lease expense. An offsetting amount is recorded by Enterprise Products Partners as a general contribution by its partners, the majority of which is recorded in minority interest in the preparation of our consolidated financial statements. At December 31, 2007, the retained leases were for a cogeneration unit and approximately 100 railcars. Should we decide to exercise the purchase options associated with the retained leases, $2.3 million would be payable in 2008 and $3.1 million in 2016.
     Our operating costs and expenses for the three the years ended December 31, 2007, 2006 and 2005 include reimbursement payments to EPCO for the costs it incurs to operate our facilities, including compensation of employees. We reimburse EPCO for actual direct and indirect expenses it incurs related to the operation of our assets. These reimbursements were $385.5 million, $401.7 million and $339.6 million during the years ended December 31, 2007, 2006 and 2005, respectively.
     Likewise, our general and administrative costs for the years ended December 31, 2007, 2006 and 2005 include amounts we reimburse to EPCO for administrative services, including compensation of employees. In general, our reimbursement to EPCO for administrative services is either (i) on an actual basis for direct expenses it may incur on our behalf (e.g., the purchase of office supplies) or (ii) based on an allocation of such charges between the various parties to the ASA based on the estimated use of such services by each party (e.g., the allocation of general legal or accounting salaries based on estimates of time spent on each entity’s business and affairs). These reimbursements were $82.5 million, $63.5 million and $53.3 million during the years ended December 31, 2007, 2006 and 2005, respectively.
     The ASA also addresses potential conflicts that may arise among parties to the agreement, including (i) Enterprise Products Partners and EPGP; (ii) Duncan Energy Partners and DEP GP; (iii) the Parent Company and EPE Holdings; and (iv) the EPCO Group, which includes EPCO and its affiliates (but does not include the aforementioned entities and their controlled affiliates). The administrative services agreement provides, among other things, that:
▪	If a business opportunity to acquire “equity securities” (as defined) is presented to the EPCO Group; Enterprise Products Partners and EPGP; Duncan Energy Partners and DEP GP; or the Parent Company and EPE Holdings, then the Parent Company will have the first right to pursue such opportunity. The term “equity securities” is defined to include:
▪	general partner interests (or securities which have characteristics similar to general partner interests) and IDRs or similar rights in publicly traded partnerships or interests in persons that own or control such general partner or similar interests (collectively, “GP Interests”) and securities convertible, exercisable, exchangeable or otherwise representing ownership or control of such GP Interests; and

▪	IDRs and limited partner interests (or securities which have characteristics similar to IDRs or limited partner interests) in publicly traded partnerships or interest in “persons” that own or control such limited partner or similar interests (collectively, “non-GP Interests”); provided that such non-GP Interests are associated with GP Interests and are owned by the owners of GP Interests or their respective affiliates.
The Parent Company will be presumed to desire to acquire the equity securities until such time as EPE Holdings advises the EPCO Group, EPGP and DEP GP that the Parent Company has abandoned the pursuit of such business opportunity. In the event that the purchase price of the equity securities is reasonably likely to equal or exceed $100 million, the decision to decline the acquisition will be made by the chief executive officer of EPE Holdings after consultation with and subject to the approval of the Audit, Conflicts and Governance (“ACG”) Committee of EPE Holdings. If the purchase price is reasonably likely to be less than such threshold amount, the chief executive officer of EPE Holdings may make the determination to decline the acquisition without consulting the ACG Committee of EPE Holdings.

In the event that the Parent Company abandons the acquisition and so notifies the EPCO Group, EPGP and DEP GP, Enterprise Products Partners will have the second right to pursue such acquisition either for it or, if desired by Enterprise Products Partners in its sole discretion, for the benefit of Duncan Energy Partners. In the event that Enterprise Products Partners affirmatively directs the opportunity to Duncan Energy Partners, Duncan Energy Partners may pursue such acquisition. Enterprise Products Partners will be presumed to desire to acquire the equity securities until such time as EPGP advises the EPCO Group and DEP GP that Enterprise Products Partners has abandoned the pursuit of such acquisition. In determining whether or not to pursue the acquisition of the equity securities, Enterprise Products Partners will follow the same procedures applicable to the Parent Company, as described above but utilizing EPGP’s chief executive officer and ACG Committee. In the event Enterprise Products Partners abandons the acquisition opportunity for the equity securities and so notifies the EPCO Group and DEP GP, the EPCO Group may pursue the acquisition or offer the opportunity to TEPPCO, TEPPCO GP or their controlled affiliates, in either case, without any further obligation to any other party or offer such opportunity to other affiliates.

▪	If any business opportunity not covered by the preceding bullet point (i.e. not involving equity securities) is presented to the EPCO Group, EPGP, EPE Holdings or the Parent Company, then Enterprise Products Partners will have the first right to pursue such opportunity or, if desired by Enterprise Products Partners in its sole discretion, for the benefit of Duncan Energy Partners. Enterprise Products Partners will be presumed to desire to pursue the business opportunity until such time as EPGP advises the EPCO Group, EPE Holdings and DEP GP that Enterprise Products Partners has abandoned the pursuit of such business opportunity.

In the event the purchase price or cost associated with the business opportunity is reasonably likely to equal or exceed $100 million, any decision to decline the business opportunity will be made by the chief executive officer of EPGP after consultation with and subject to the approval of the ACG Committee of EPGP. If the purchase price or cost is reasonably likely to be less than such threshold amount, the chief executive officer of EPGP may make the determination to decline the business opportunity without consulting EPGP’s ACG Committee. In the event that Enterprise Products Partners affirmatively directs the business opportunity to Duncan Energy Partners, Duncan Energy Partners may pursue such business opportunity. In the event that Enterprise Products Partners abandons the business opportunity for itself and for Duncan Energy Partners and so notifies the EPCO Group, EPE Holdings and DEP GP, the Parent Company will have the second right to pursue such business opportunity, and will be presumed to desire to do so, until such time as EPE Holdings shall have determined to abandon the pursuit of such opportunity in accordance with the procedures described above, and shall have advised the EPCO Group that we have abandoned the pursuit of such acquisition.

In the event that the Parent Company abandons the acquisition and so notifies the EPCO Group, the EPCO Group may either pursue the business opportunity or offer the business opportunity to a private company affiliate of EPCO or TEPPCO and TEPPCO GP without any further obligation to any other party or offer such opportunity to other affiliates.
     None of the EPCO Group, EPGP, Enterprise Product Partners, DEP GP, Duncan Energy Partners, EPE Holdings or the Parent Company have any obligation to present business opportunities to TEPPCO or TEPPCO GP. Likewise, TEPPCO and TEPPCO GP have no obligation to present business opportunities to the EPCO Group, EPGP, Enterprise Products Partners, DEP GP, Duncan Energy Partners, EPE Holdings or the Parent Company.

   Relationships with Unconsolidated Affiliates
     Many of our unconsolidated affiliates perform supporting or complementary roles to our other business operations. Since we and our affiliates hold ownership interests in these entities and directly or indirectly benefit from our related party transactions with such entities, they are presented here.
     The Parent Company acquired equity method investments in Energy Transfer Equity and its general partner in May 2007. As a result, Energy Transfer Equity and its consolidated subsidiaries became related parties to our consolidated businesses. For the eight months ended December 31, 2007, we recorded $294.6 million of revenues from Energy Transfer Partners, L.P. (“ETP”), primarily from NGL marketing activities. We incurred $35.2 million in operating costs and expenses for the eight months ended December 31, 2007. We have a long-term revenue generating contract with Titan Energy Partners, L.P. (“Titan”), a consolidated subsidiary of ETP. Titan purchases substantially all of its propane requirements from us. The contract continues until March 31, 2010 and contains renewal and extension options. We and Energy Transfer Company (“ETC OLP”) transport natural gas on each other’s systems and share operating expenses on certain pipelines. ETC OLP also sells natural gas to us. We received $29.9 million in cash distributions from our investments in LE GP and Equity Transfer Equity in 2007.
     The following information summarizes significant related party transactions with our current unconsolidated affiliates:
▪	We sell natural gas to Evangeline, which, in turn, uses the natural gas to satisfy supply commitments it has with a major Louisiana utility. Revenues from Evangeline $268.0 million, $277.7 million and $331.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, we furnished $1.1 million in letters of credit on behalf of Evangeline at December 31, 2007.

▪	We pay Promix for the transportation, storage and fractionation of NGLs. In addition, we sell natural gas to Promix for its plant fuel requirements. Expenses with Promix were $30.4 million, $34.9 million and $26.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Revenues from Promix were $17.3 million, $21.8 million and $25.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

▪	We perform management services for certain of our unconsolidated affiliates. We charged such affiliates $11.0 million, $10.3 million and $9.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

▪	For the years ended December 31, 2007, 2006 and 2005, TEPPCO paid $3.8 million, $5.6 million and $5.9 million, respectively, to Centennial in connection with a pipeline capacity lease. In addition, TEPPCO paid $5.3 million to Centennial in 2007 for other pipeline transportation services.

▪	For the years ended December 31, 2007, 2006 and 2005, TEPPCO paid Seaway $4.7 million, $3.8 million and $2.1 million, respectively, for transportation and tank rentals in connection with its crude oil marketing activities.
   Relationship with Duncan Energy Partners
     In September 2006, Duncan Energy Partners, a consolidated subsidiary of Enterprise Products Partners, was formed to acquire, own, and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO. On February 5, 2007, this subsidiary completed its initial public offering of 14,950,000 common units at $21.00 per unit, which generated net proceeds to Duncan Energy Partners of $291.9 million. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, Duncan Energy Partners distributed $260.6 million of these net proceeds to Enterprise Products Partners (along with $198.9 million in borrowings under its credit facility and a final amount of 5,351,571 common units of Duncan Energy Partners).

     Enterprise Products Partners contributed 66% of its equity interests in the certain of its subsidiaries to Duncan Energy Partners. In addition to the 34% direct ownership interest Enterprise Products Partners retained in these subsidiaries of Duncan Energy Partners, it also owns the 2% general partner interest in Duncan Energy Partners and 26.4% of Duncan Energy Partners’ outstanding common units. Accordingly, Enterprise Products Partners has in effect retained a net economic interest of approximately 52.4% in Duncan Energy Partners as of December 31, 2007. EPO directs the business operations of Duncan Energy Partners through its control of the general partner of Duncan Energy Partners. Certain of Enterprise Products Partners’ officers and directors are also beneficial owners of common units of Duncan Energy Partners.
     Enterprise Products Partners has significant involvement with all of the subsidiaries of Duncan Energy Partners, including the following types of transactions: (i) it utilizes storage services to support its Mont Belvieu fractionation and other businesses; (ii) it buys natural gas from and sells natural gas in connection with its normal business activities; and (iii) it is currently the sole shipper on an NGL pipeline system located in south Texas.
     Enterprise Products Partners may contribute or sell other equity interests in its subsidiaries to Duncan Energy Partners and use the proceeds it receives from Duncan Energy Partners to fund its capital spending program. Enterprise Products Partners has no obligation or commitment to enter into such transactions with Duncan Energy Partners.
Note 18. Provision for Income Taxes
     Our provision for income taxes relates primarily to federal and state income taxes of Seminole and Dixie, our two largest corporations subject to such income taxes. In addition, with the amendment of the Texas Margin Tax in 2006, we have become a taxable entity in the state of Texas. Our federal and state income tax provision is summarized below:

	For the Years Ended December 31,
	2007	2006	2005

Current:
Federal	$4,828	$7,694	$1,105
State	5,107	1,148	301

Total current	9,935	8,842	1,406

Deferred:
Federal	2,784	6,109	5,969
State	3,094	7,023	988

Total deferred	5,878	13,132	6,957

Total provision for income taxes	$15,813	$21,974	$8,363

     A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Year Ended December 31,
	2007	2006	2005

Pre Tax Net Book Income (“NBI”)	$777,709	$794,458	$569,743

Revised Texas franchise tax	7,703	8,770	—
State income taxes (net of federal benefit)	324	(396)	838
Federal income taxes computed by applying the federal statutory rate to NBI of corporate entities	5,318	13,347	7,657
Taxes charged to cumulative effect of changes in accounting principle	—	(3)	65
Valuation allowance	2,347	123	—
Other permanent differences	121	133	(197)

Provision for income taxes	15,813	$21,974	$8,363

Effective income tax rate	2.0%	2.8%	1.5%

     Significant components of deferred tax liabilities and deferred tax assets as of December 31, 2007 and 2006 are as follows:

	At December 31,
	2007	2006

Deferred Tax Assets:
Net operating loss carryovers	$23,270	$19,175
Credit carryover	26	26
Charitable contribution carryover	16	12
Employee benefit plans	3,214	1,990
Deferred revenue	642	328
Reserve for legal fees and damages	478	—
Equity investment in partnerships	409	223
Asset retirement obligations	80	43
Accruals and other	1,098	709

Total Deferred Tax Assets	29,233	22,506

Valuation allowance	(5,345)	(2,994)

Net Deferred Tax Assets	23,888	19,512

Deferred Tax Liabilities:
Property, plant and equipment	40,520	31,256
Other	99	78

Total Deferred Tax Liabilities	40,619	31,334

Total Net Deferred Tax Liabilities	$(16,731)	$(11,822)

Current portion of total net deferred tax assets	$1,082	$698

Long-term portion of total net deferred tax liabilities	$(17,813)	$(12,520)

     We had net operating loss carryovers of $23.3 million and $19.2 million at December 31, 2007 and 2006, respectively. These losses expire in various years between 2008 and 2027 and are subject to limitations on their utilization. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. The valuation allowance was $5.3 million and $3.0 million at December 31, 2007 and 2006, respectively, and serves to reduce the recognized tax benefit associated with carryovers of our corporate entities to an amount that will, more likely than not, be realized. The $2.3 million increase in valuation allowance for 2007 is comprised primarily of $1.6 million for Canadian Enterprise.
     On May 18, 2006, the State of Texas enacted House Bill 3 which revised the pre-existing state franchise tax. In general, legal entities that conduct business in Texas are subject to the Revised Texas Franchise Tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) cost of goods sold or (b) compensation and benefits.
     Although the bill states that the Revised Texas Franchise Tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. Due to the enactment of the Revised Texas Franchise Tax, we recorded a net deferred tax liability of $3.1 million and $6.6 million during the years ended December 31, 2007 and 2006, respectively. The offsetting net charge of $3.1 million and $6.6 million is shown on our Statement of Consolidated Operations for the years ended December 31, 2007 and 2006, respectively, as a component of provision for income taxes.
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
     In connection with the August 2005 contribution of net assets to the Parent Company by affiliates of EPCO (see Note 16), such affiliates received 74,667,332 Units of the Parent Company as consideration.
     As consideration for the contribution of 4,400,000 common units of TEPPCO and the 100% membership interest in TEPPCO GP (including associated TEPPCO IDRs), the Parent Company issued 14,173,304 Class B Units and 16,000,000 Class C Units to private company affiliates of EPCO that are under common control with the Parent Company. As a result of this common control relationship, the Class B Units, which were distribution bearing, were treated as outstanding securities for purposes of calculating our basic and diluted earnings per Unit. On July 12, 2007, all of the outstanding 14,173,304 Class B Units were converted to Units on a one-to-one basis. The 16,000,000 Class C Units are non-participating in current or undistributed earnings and are not entitled to receive cash distributions until May 2009; thus, they are not considered a potentially dilutive security until that time. See Note 16 for additional information regarding the Class B and C Units.
     The following table shows the allocation of net income to our general partner for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005

Net income	$109,021	$133,992	$82,209
Multiplied by general partner ownership interest	0.01%	0.01%	0.01%

General partner interest in net income	$11	$13	$8

     The following table shows the calculation of our limited partners’ interest in net income and basic and diluted earnings per Unit.

	For the Years Ended December 31,
	2007	2006	2005

Income before changes in accounting principles and general partner interest	$109,021	$133,899	$82,436
Cumulative effect of changes in accounting principles	—	93	(227)

Net income	109,021	133,992	82,209
General partner interest in net income	(11)	(13)	(8)

Net income available to limited partners	$109,010	$133,979	$82,201

BASIC EARNINGS PER UNIT
Numerator:
Income before changes in accounting principles and general partner interest	$109,021	$133,899	$82,436
Cumulative effect of changes in accounting principles	—	93	(227)
General partner interest in net income	(11)	(13)	(8)

Limited partners’ interest in net income	$109,010	$133,979	$82,201

Denominator:
Units	104,869	88,884	79,726
Class B Units	7,456	14,173	12,076

Total	112,325	103,057	91,802

Basic earnings per Unit:
Income before changes in accounting principles and general partner interest	$0.97	$1.30	$0.90
Cumulative effect of changes in accounting principles	*	*	*
General partner interest in net income	*	*	*

Limited partners’ interest in net income	$0.97	$1.30	$0.90

DILUTED EARNINGS PER UNIT
Numerator:
Income before changes in accounting principles and general partner interest	$109,021	$133,899	$82,436
Cumulative effect of changes in accounting principles	—	93	(227)
General partner interest in net income	(11)	(13)	(8)

Limited partners’ interest in net income	$109,010	$133,979	$82,201

Denominator:
Units	104,869	88,884	79,726
Class B Units	7,456	14,173	12,076

Total	112,325	103,057	91,802

Basic earnings per Unit:
Income before changes in accounting principles and general partner interest	$0.97	$1.30	$0.90
Cumulative effect of changes in accounting principles	*	*	*
General partner interest in net income	*	*	*

Limited partners’ interest in net income	$0.97	$1.30	$0.90

*	Amount is negligible

Note 20. Commitments and Contingencies
   Litigation
     On occasion, we or our unconsolidated affiliates are named as defendants in litigation relating to our normal business activities, including regulatory and environmental matters. Although we are insured against various business risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings as a result of our ordinary business activities. We are not aware of any significant litigation, pending or threatened, that could have a significant adverse effect on our financial position, cash flows or results of operations. See Note 25 for information regarding a recent litigation matter involving the Parent Company.
     The following is a discussion of litigation-related risks by business segment.
     Enterprise Products Partners’ matters. On February 13, 2007, EPO received notice from the U.S. Department of Justice (“DOJ”) that it was the subject of a criminal investigation related to an ammonia release in Kingman County, Kansas on October 27, 2004 from a pressurized anhydrous ammonia pipeline owned by a third party, Magellan Ammonia Pipeline, L.P. (“Magellan”). EPO is the operator of this pipeline. On February 14, 2007, EPO received a letter from the Environment and Natural Resources Division (“ENRD”) of the DOJ regarding this incident and a previous release of ammonia on September 27, 2004 from the same pipeline. The ENRD has indicated that it may pursue civil damages against EPO and Magellan as a result of these incidents. Based on this correspondence from the ENRD, the statutory maximum amount of civil fines that could be assessed against EPO and Magellan is up to $17.4 million in the aggregate. EPO is cooperating with the DOJ and is hopeful that an expeditious resolution acceptable of this civil matter to all parties will be reached in the near future. Magellan has agreed to indemnify EPO for the civil matter. On September 4, 2007, we and the DOJ entered into a plea agreement whereby a wholly-owned subsidiary of EPO, Mapletree, LLC, pleaded guilty to a misdemeanor charge of negligence in connection with the releases and paid a fine of $1.0 million. The plea agreement concludes the DOJ’s criminal investigation into the ammonia releases. At this time, we do not believe that a final resolution of the civil claims by the ENRD will have a material impact on our consolidated results of operations.
     On October 25, 2006, a rupture in the Magellan Ammonia Pipeline resulted in the release of ammonia near Clay Center, Kansas. The pipeline has been repaired and environmental remediation tasks related to this incident have been completed. At this time, we do not believe that this incident will have a material impact on Enterprise Products Partners’ financial position, results of operations or cash flows.
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
     TEPPCO matters. On September 18, 2006, Peter Brinckerhoff, a purported unitholder of TEPPCO, filed a complaint in the Court of Chancery of New Castle County in the State of Delaware, in his individual capacity, as a putative class action on behalf of other unitholders of TEPPCO, and derivatively on behalf of TEPPCO, concerning, among other things, certain transactions involving TEPPCO and Enterprise Products Partners or its affiliates. On July 12, 2007, Mr. Brinkerhoff filed an amended complaint. The amended complaint names as defendants (i) TEPPCO, its current and certain former directors, and certain of its affiliates; (ii) Enterprise Products Partners and certain of its affiliates; (iii) EPCO; and (iv) Dan L. Duncan. The amended complaint alleges, among other things, that the defendants caused TEPPCO to enter into certain transactions with Enterprise Products Partners or its affiliates that were unfair to TEPPCO or otherwise unfairly favored Enterprise Products Partners or its affiliates over TEPPCO. These transactions are alleged to include the joint venture to further expand the

Jonah system entered into by TEPPCO and Enterprise Products Partners in August 2006 and the sale by TEPPCO of its Pioneer natural gas processing plant to Enterprise Products Partners in March 2006. The amended complaint seeks (i) rescission of these transactions or an award of rescissory damages with respect thereto; (ii) damages for profits and special benefits allegedly obtained by defendants as a result of the alleged wrongdoings in the amended complaint; and (iii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts. We believe that the outcome of this lawsuit will not have a material effect on TEPPCO’s financial position, results of operations or cash flows.
     On July 27, 2004, TEPPCO received notice from the DOJ of its intent to seek a civil penalty against it related to its November 21, 2001, release of approximately 2,575 barrels of jet fuel from TEPPCO’s 14-inch diameter pipeline located in Orange County, Texas. The DOJ, at the request of the Environmental Protection Agency, was seeking a civil penalty against TEPPCO for alleged violations of the Clean Water Act arising out of this release, as well as three smaller spills at other locations in 2004 and 2005. TEPPCO agreed with the DOJ to pay a penalty of $2.9 million, along with TEPPCO’s commitment to implement additional spill prevention measures, in August 2007, and the penalty was paid in October 2007. The settlement of this citation did not have a material adverse effect on TEPPCO’s financial position, results of operations or cash flows.
     TEPPCO is also in negotiations with the U.S. Department of Transportation (“DOT”) with respect to a notice of probable violation that it received on April 25, 2005, for alleged violations of pipeline safety regulations at its Todhunter facility, with a proposed $0.4 million civil penalty. TEPPCO responded on June 30, 2005, by admitting certain of the alleged violations, contesting others and requesting a reduction in the proposed civil penalty. We do not expect any settlement, fine or penalty to have a material adverse effect on our financial position, results of operations or cash flows.
     Energy Transfer Equity matters. In July 2007, ETP announced that it is under investigation by the FERC and CFTC with respect to whether ETP engaged in manipulation or improper trading activities in the Houston Ship Channel market around the times of the hurricanes in the fall of 2005 and other prior periods in order to benefit financially from commodities derivative positions and from certain of index-priced physical gas purchases in the Houston Ship Channel market. The FERC is also investigating certain of ETP’s intrastate transportation activities. Additionally, the FERC has alleged that ETP manipulated daily prices at the Waha Hub near Midland, Texas and the Katy Hub near Houston, Texas. Management of Energy Transfer Equity believes that these agencies will require a payment in order to conclude these investigations on a negotiated settlement basis. In addition, third parties have asserted claims and may assert additional claims for damages related to these matters.
     On July 26, 2007, the FERC announced that it was taking preliminary action against ETP and proposed civil penalties of $97.5 million and disgorgement of profits, plus interest, of $70.1 million. In addition, on February 14, 2008, FERC staff recommended an increase in the proposed civil penalties of $25.0 million and disgorgement of profits of $7.3 million. Additionally, in its lawsuit, the CFTC is seeking civil penalties of $130 thousand per violation or three times the profit gained from each violation and other specified relief. On October 15, 2007, ETP filed a motion in the United States District Court for the Northern District of Texas to dismiss the complaint asserting that the CFTC has not stated a valid cause of action under the Commodity Exchange Act. ETP has separately filed a response with FERC refuting FERC’s claims as being fundamentally flawed and requested a dismissal of the FERC proceedings. Several natural gas producers and a natural gas marketing company have initiated legal proceedings in Texas state courts against ETP. One of the producers seeks to intervene in the FERC proceedings, alleging that it is entitled to a FERC-ordered refund of $5.9 million, plus interests and costs. On December 20, 2007, the FERC denied this producer’s request to intervene in the proceedings and on February 6, 2008, the FERC dismissed the producer’s complaint. At this time, ETP is unable to predict the outcome of these matters; however, it is possible that the amount it becomes obligated to pay as a result of the final resolution of these matters, whether on a negotiated settlement basis or otherwise, will exceed the amount of existing accrual related to these matters.
     A consolidated class action complaint has been filed against ETP and certain affiliates in the United States District Court for the Southern District of Texas. This action alleges that ETP engaged in intentional and unlawful manipulation of the price of natural gas futures and options contracts on the New York Mercantile Exchange (“NYMEX”) in violation of the Commodity Exchange Act (“CEA”). It is further alleged that during the class period December 29, 2003 to December 31, 2005, ETP had the market power to manipulate index prices, and that ETP used this market power to artificially depress the index prices at major natural gas trading hubs, including the Houston Ship Channel, in order to benefit its natural gas physical and financial trading positions and intentionally submitted price and volume trade information to trade publications. This complaint also alleges that ETP also violated the CEA because ETP knowingly aided and abetted violations of the CEA. This action alleges that this unlawful depression of index prices by ETP manipulated the NYMEX prices for natural gas futures and options contracts to artificial levels during the class period, causing unspecified damages to plaintiff and all other members of the putative class who purchased and/or sold natural gas futures and options contracts on NYMEX during the class period. The class action complaint consolidated two class actions which were pending against ETP. Following the consolidation order, the plaintiffs who had filed these two earlier class actions filed the consolidated complaint. They have requested certification of their suit as a class action, unspecified damages, court costs and other appropriate relief. On January 14, 2008, ETP filed a motion to dismiss this suit on the grounds of failure to allege facts sufficient to state a claim. At this time, ETE is unable to predict the outcome of these matters; however, it is possible that the amount it becomes obliged to pay as a result of the final resolution of these matters, whether on a negotiated settlement basis or otherwise, will exceed the amount of its existing accrual related to these matters.
     ETP disclosed in its transitional quarterly report on Form 10-Q for the four months ended December 31, 2007 that its accrued amounts for contingencies and current litigation matters (excluding environmental matters) aggregated $30.5 million at December 31, 2007. Since ETP’s accrual amounts are non-cash, any cash payment of an amount in resolution of these matters would likely be made from cash from operations or borrowings, which payments would reduce its cash available for distributions either directly or as a result of increased principal and interest payments necessary to service any borrowings incurred to finance such payments. If these payments are substantial, ETP and, ultimately, our investee, Energy Transfer Equity, may experience a material adverse impact on results of operations, cash available for distribution and liquidity.
   Contractual Obligations
     The following table summarizes our various contractual obligations at December 31, 2007. A description of each type of contractual obligation follows.

	Payment or Settlement due by Period
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter

Scheduled maturities of long-term debt	$9,381,500	$355,000	$500,000	$591,840	$650,000	$1,927,160	$5,807,500
Operating lease obligations	$389,798	$40,281	$37,488	$33,189	$32,684	$31,364	$214,792
Purchase obligations:
Product purchase commitments:
Estimated payment obligations:
Crude Oil	$387,210	$387,210	$—	$—	$—	$—	$—
Natural gas	$685,600	$137,345	$136,970	$136,970	$136,970	$137,345	$—
NGLs	$4,041,275	$697,277	$415,132	$415,132	$415,132	$415,132	$1,683,470
Petrochemicals	$4,065,675	$1,751,152	$746,916	$514,155	$233,745	$141,623	$678,084
Other	$102,913	$37,836	$20,078	$6,722	$6,587	$6,292	$25,398
Underlying major volume commitments:
Crude Oil (in MBbls)	4,492	4,492	—	—	—	—	—
Natural gas (in BBtus)	91,350	18,300	18,250	18,250	18,250	18,300	—
NGLs (in MBbls)	50,798	9,745	5,086	5,086	5,086	5,086	20,709
Petrochemicals (in MBbls)	45,207	20,115	8,100	5,604	2,541	1,556	7,291
Service payment commitments	$17,936	$11,244	$5,695	$437	$93	$93	$374
Capital expenditure commitments	$695,096	$695,096	$—	$—	$—	$—	$—

     Scheduled Maturities of Long-Term Debt. The Parent Company, Enterprise Products Partners and TEPPCO have payment obligations under debt agreements. With respect to this category, amounts shown in the preceding table represent scheduled principal payments due in each period as of December 31, 2007. See Note 15 for information regarding our consolidated debt obligations at December 31, 2007.
     Operating Lease Obligations. We lease certain property, plant and equipment under noncancelable and cancelable operating leases. With respect to this category, amounts shown in the preceding table represent minimum cash lease payment obligations due in each period as of December 31, 2007 for operating leases with terms in excess of one year.
     Our significant lease agreements involve the lease of: (i) underground caverns for the storage of natural gas and NGLs; (ii) office space from a private company affiliate of EPCO; (iii) a railcar unloading facility in Mont Belvieu, Texas and (iv) land held pursuant to right-of-way agreements. In general, our material lease agreements have initial terms that range from 2 to 28 years and include renewal options that could extend the agreements for up to an additional 20 years. Rental payments under these agreements are generally at fixed rates (as specified in each contract) and may be subject to escalation provisions (e.g. inflation or other market-determined factors). Rental payments made in connection with the lease of underground storage caverns may include contingent rental payments when our storage volumes exceed reserved capacity.
     Lease expense is charged to operating costs and expenses on a straight line basis over the period of expected economic benefit. Contingent rental payments are expensed as incurred. Lease and rental expense included in our total costs and expenses was $61.4 million, $64.9 million and $58.8 million during the years ended December 31, 2007, 2006 and 2005, respectively.
     In general, we are required to perform routine maintenance on the underlying leased assets. In addition, certain leases give us the option to make leasehold improvements. Maintenance and repair costs attributable to leased assets are charged to expense as incurred. We did not make any significant leasehold improvements during the years ended December 31, 2007, 2006 or 2005; however, we did incur $9.3 million of repair costs associated with our lease of an underground natural gas storage facility in 2006.
     As reflected in the preceding table, operating lease obligations exclude non-cash, related party expense amounts associated with certain equipment leases contributed to Enterprise Products Partners by EPCO in 1998 (the “retained leases”). EPCO remains liable for the cash lease payments associated with these agreements, which it accounts for as operating leases. At December 31, 2007, the retained leases involved a cogeneration unit and approximately 100 railcars. EPCO’s minimum future rental payments under these leases are as follows: $2.1 million for 2008; $0.7 million for each of the years 2009 through 2015; and $0.3 million for 2016. The full value of EPCO’s payments in connection with the retained leases is recorded by Enterprise Products Partners as a non-cash related party expense. An offsetting amount is recorded by Enterprise Products Partners as a general contribution in partners’ equity, a portion of which is allocated to minority interest in the preparation of our consolidated financial statements.
     The retained lease agreements include lessee purchase options whereby EPCO could acquire the underlying assets at prices that approximate fair value. EPCO has assigned these purchase options to Enterprise Products Partners. Should Enterprise Products Partners decide to exercise the remaining purchase options, up to an additional $2.3 million would be payable in 2008 and $3.1 million in 2016.
     Purchase Obligations. A purchase obligation is an agreement to purchase goods or services that is legally enforceable and binding (unconditional) that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have classified our unconditional purchase obligations into the following categories:
▪	Long and short-term product purchase obligations for crude oil, NGLs, certain petrochemicals and natural gas from third-party suppliers — The prices we are obligated to pay under these contracts approximate market prices at the time we take delivery of such volumes. With respect to these agreements, amounts shown in the preceding table represent our purchase volume commitments and estimated cash payment obligations due in each period as of December 31, 2007. Our estimated future payment obligations are based on the contractual price under each contract for purchases made at December 31, 2007 applied to all future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. At December 31, 2007, we do not have any product purchase commitments with fixed or minimum pricing provisions with remaining terms in excess of one year.

▪	We have long and short-term commitments to pay third-party service providers (e.g. equipment maintenance agreements). Our contractual payment obligations vary by contract. With respect to such contracts, amounts shown in the preceding table represent our estimated cash payment obligations due in each period as of December 31, 2007.

▪	We have short-term payment obligations relating to our capital projects and those of our unconsolidated affiliates. These commitments represent unconditional payment obligations to vendors for services rendered or products purchased in connection with construction-in-progress. The preceding table presents our share of such commitments for the periods indicated as of December 31, 2007.
   Commitments under EPCO 1998 Plan and TEPPCO 2006 LTIP
     In order to fund its obligations under the EPCO 1998 Plan (see Note 6), EPCO may purchase common units of Enterprise Products Partners at fair value either in the open market or directly from Enterprise Products Partners. When EPCO employees exercise options awarded under the EPCO 1998 Plan, Enterprise Products Partners reimburses EPCO for the cash difference between the strike price paid by the employee and the actual purchase price paid by EPCO for the common units. Such reimbursements totaled $3.0 million, $1.8 million and $9.2 million during the years ended December 31, 2007, 2006, and 2005 and are reflected as a component of “Distributions paid to minority interests” in our Consolidated Statements of Cash Flows.
     Enterprise Products Partners was committed to issue 2,315,000 of its common units at December 31, 2007, respectively, if all outstanding options awarded under the EPCO 1998 Plan (as of this date) were exercised. The weighted-average strike price of option awards outstanding at December 31, 2007 was $26.18 per common unit. At December 31, 2007, there were 335,000 unit options immediately exercisable under the EPCO 1998 Plan. See Note 6 for additional information regarding the EPCO 1998 Plan.
     In order to fund obligations under the TEPPCO 2006 LTIP, EPCO may purchase common units of TEPPCO at fair value either in the open market or directly from TEPPCO. When EPCO employees exercise options awarded under the TEPPCO 2006 LTIP, TEPPCO will reimburse EPCO for the cash difference between the strike price paid by the employee and the actual purchase price paid by EPCO for the common units. TEPPCO was committed to issue 155,000 of its common units at December 31, 2007, respectively, if all outstanding options awarded under the 2006 LTIP (as of this date) were exercised. The weighted-average strike price of option awards outstanding at December 31, 2007 was $45.35 per common unit. There were no options immediately exercisable under the 2006 LTIP at December 31, 2007. See Note 6 for additional information regarding the TEPPCO 2006 LTIP.
   Other Commitments and Claims
     Redelivery Commitments. In our normal business activities, we process, store and transport natural gas, NGLs and other hydrocarbon products for third parties. These volumes are (i) accrued as product payables on our Consolidated Balance Sheets, (ii) in transit for delivery to our customers or (iii) held at our storage facilities for redelivery to our customers. We are insured against any physical loss of such volumes due to catastrophic events. Under terms of our storage agreements, we are generally required to redeliver volumes to the owners on demand. At December 31, 2007, Enterprise Products Partners’ redelivery commitments aggregated 25.2 MMBbls of NGL and petrochemical products and 16,223 BBtus of natural gas. TEPPCO’s redelivery commitments at this date aggregated 13.4 MMBbls of petroleum products. See Note 2 for more information regarding accrued product payables.

     Other Claims. As part of our normal business activities with joint venture partners and certain customers and suppliers, we occasionally have claims made against us as a result of disputes related to contractual agreements or similar arrangements. As of December 31, 2007, claims against us totaled approximately $37.9 million. These matters are in various stages of assessment and the ultimate outcome of such disputes cannot be reasonably estimated. However, in our opinion, the likelihood of a material adverse outcome related to the disputes against us is remote. Accordingly, accruals for loss contingencies related to these matters, if any, that might result from the resolution of such disputes have not been reflected in our consolidated financial statements.
     Centennial Guarantees. TEPPCO has certain guarantee obligations in connection with its ownership interest in Centennial. TEPPCO has guaranteed one-half of Centennial’s debt obligations, which obligates TEPPCO to an estimated payment of $70.0 million (effective April 2007) in the event of default by Centennial. At December 31, 2007, TEPPCO had a liability of $9.5 million representing the estimated fair value of its share of the Centennial debt guaranty. See Note 15 for additional information regarding Centennial’s debt obligations.
     In lieu of Centennial procuring insurance to satisfy third-party liabilities arising from a catastrophic event, TEPPCO and Centennial’s other joint venture partner have entered a limited cash call agreement. TEPPCO is obligated to contribute up to a maximum of $50.0 million in proportion to its ownership interest in Centennial in the event of a catastrophic event. At December 31, 2007, TEPPCO had a liability of $4.1 million representing the estimated fair value of its cash call guaranty. We insure against catastrophic events. Cash contributions by TEPPCO to Centennial under the limited cash call agreement may be covered by our insurance depending on the nature of the catastrophic event.
Note 21. Significant Risks and Uncertainties
   Nature of Operations in Midstream Energy Industry
     We operate within the midstream energy industry, which includes gathering, transporting, processing and storing natural gas, NGLs and crude oil. We also market natural gas, NGLs, crude oil and other hydrocarbon products. As such, our results of operations, cash flows and financial condition may be affected by changes in the commodity prices of these hydrocarbon products, including changes in the relative price levels among these products (e.g., natural gas processing margins are influenced by the ratio of natural gas prices to crude oil prices). The prices of hydrocarbon products are subject to fluctuation in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control.
     Our profitability could be impacted by a decline in the volume of hydrocarbon products transported, gathered, processed or stored at our facilities. A material decrease in natural gas or crude oil production or crude oil refining, for reasons such as depressed commodity prices or a decrease in exploration and development activities, could result in a decline in the volume of natural gas, NGLs, LPGs, refined products and crude oil handled by our facilities.
     A reduction in demand for natural gas, crude oil, NGL and other hydrocarbon products by the petrochemical, refining or heating industries, whether because of (i) general economic conditions, (ii) reduced demand by consumers for the end products made using such products, (iii) increased competition from other products due to pricing differences, (iv) adverse weather conditions, (v) government regulations affecting energy commodity prices, production levels of hydrocarbons or the content of motor gasoline or (vi) other reasons, could adversely affect our results of operations, cash flows and financial position.
   Credit Risk due to Industry Concentrations
     A substantial portion of our revenues are derived from companies in the domestic natural gas, NGL, crude oil and petrochemical industries. This concentration could affect our overall exposure to credit risk since these customers may be affected by similar economic or other conditions. We generally do not require collateral for our accounts receivable; however, we do attempt to negotiate offset, prepayment, or automatic debit agreements with customers that are deemed to be credit risks in order to minimize our potential exposure to any defaults.
     Our consolidated revenues are derived from a wide customer base. During 2007, 2006 and 2005, our largest customer was Valero Energy Corporation and its affiliates, which accounted for 8.9%, 9.3% and 8.4%, respectively, of our consolidated revenues.
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
   Weather-Related Risks
     We participate as named insureds in EPCO’s current insurance program, which provides us with property damage, business interruption and other coverages, which are customary for the nature and scope of our operations. EPCO attempts to place all insurance coverage with carriers having ratings of “A” or higher. However, two carriers associated with the EPCO insurance program were downgraded by Standard & Poor’s during 2006. One of these carriers is currently rated at “A–” and the other, “BBB.” At present, there is no indication that these carriers would be unable to fulfill any insuring obligation. Furthermore, we currently do not have any claims which might be affected by these carriers. EPCO continues to monitor these situations.
     We believe EPCO maintains adequate insurance coverage on our behalf; however, insurance will not cover every type of interruption that might occur. As a result of severe hurricanes such as Katrina and Rita that occurred in 2005, market conditions for obtaining property damage insurance coverage were difficult during 2006. Under EPCO’s renewed insurance programs, coverage is more restrictive, including increased physical damage and business interruption deductibles. For example, our deductible for onshore physical damage increased from $2.5 million to $5.0 million per event and our deductible period for onshore business interruption claims increased from 30 days to 60 days. Additional restrictions will be applied in connection with damage caused by named windstorms.
     In addition to changes in coverage, the cost of property damage insurance increased substantially between 2006 and prior periods. At present, our annualized cost of insurance premiums for all lines of coverage is approximately $66.0 million. During the year ended December 31, 2006, our annualized cost of insurance premiums for all lines of coverage was approximately $64.2 million, which represented a $31.2 million, or 94%, increase from our 2005 annualized insurance cost.
     If we were to incur a significant liability for which we were not fully insured, it could have a material impact on our consolidated results of operations and financial position. In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient to reimburse us for repair costs or lost income. Any event that interrupts the revenues generated by our consolidated operations, or which causes us to make significant expenditures not covered by insurance, could reduce our ability to pay distributions to partners and, accordingly, adversely affect the market price of our common units.
     The following is a discussion of the general status of Enterprise Products Partners’ insurance claims related to recent significant storm events. To the extent we include any estimate or range of estimates regarding the dollar value of damages, please be aware that a change in our estimates may occur as additional information becomes available.
     Hurricane Ivan insurance claims. During the years ended December 31, 2007 and 2006, Enterprise Products Partners received cash reimbursements from insurance carriers totaling $1.3 million and $24.1 million, respectively, related to property damage claims. If the final recovery of funds is different than the amount previously expended, Enterprise Products Partners will recognize an income impact at that time.
     Enterprise Products Partners has submitted business interruption insurance claims for its estimated losses caused by Hurricane Ivan, which struck the eastern U.S. Gulf Coast region in September 2004. During the years ended December 31, 2007 and 2006, Enterprise Products Partners received $0.4 million and $17.4 million of nonrefundable cash proceeds from such claims, respectively. Enterprise Products Partners is continuing its efforts to collect residual balances and expects to complete the process during 2008. To the extent Enterprise Products Partners receives nonrefundable cash proceeds from business interruption insurance claims, they are recorded as a gain in our Statements of Consolidated Operations in the period of receipt.
     Hurricanes Katrina and Rita insurance claims. Hurricanes Katrina and Rita, both significant storms, affected certain of Enterprise Products Partners’ Gulf Coast assets in August and September of 2005, respectively. With respect to these storms, Enterprise Products Partners has $37.6 million of estimated property damage claims outstanding at December 31, 2007, that it believes are probable of collection during the period 2008 through 2009. As of December 31, 2007, we had received practically all proceeds from our business interruption claims related to these storm events.
     The following table summarizes proceeds Enterprise Products Partners received during the periods indicated from business interruption and property damage insurance claims with respect to certain named storms:

	For the Year Ended December 31,
	2007	2006

Business interruption (“BI”) proceeds:
Hurricane Ivan	$377	$17,382
Hurricane Katrina	19,005	24,500
Hurricane Rita	14,955	22,000
Other	996	—

Total BI proceeds	35,333	63,882

Property damage (“PD”) proceeds:
Hurricane Ivan	1,273	24,104
Hurricane Katrina	79,651	7,500
Hurricane Rita	24,105	3,000
Other	184	—

Total PD proceeds	105,213	34,604

Total	$140,546	$98,486

     Enterprise Products Partners received $4.8 million of nonrefundable cash proceeds from business interruption claims in 2005. In 2007, Enterprise Products Partners collected $0.8 million of business interruption proceeds that were not related to these storm events.

Note 22. Supplemental Cash Flow Information
     The following table provides information regarding (i) the net effect of changes in our operating assets and liabilities; (ii) cash payments for interest, net of amounts capitalized, and (iii) cash payments for income taxes for the periods indicated.

	For the Years Ended December 31,
	2007	2006	2005

Decrease (increase) in:
Accounts and notes receivable	$(1,176,585)	$100,311	$(620,749)
Inventories	(34,724)	(110,448)	(141,595)
Prepaid and other current assets	32,634	25,261	(67,978)
Other assets	(2,128)	(35,270)	49,681
Increase (decrease) in:
Accounts payable	37,756	10,844	53,713
Accrued products payable	1,398,812	40,906	587,446
Accrued expenses	126,463	(68,658)	(176,411)
Accrued interest	56,597	22,779	(1,318)
Other current liabilities	20,376	64,452	21,370
Other liabilities	(1,603)	(5,901)	761

Net effect of changes in operating accounts	$457,598	$44,276	$(295,080)

Cash payments for interest, net	$427,014	$376,540	$370,423
Less interest amounts capitalized	(86,506)	(66,341)	(28,805)

Cash interest payments, net of amounts capitalized	$340,508	$310,199	$341,618

Cash payments for income taxes	$5,760	$10,497	$5,160

     The following table presents the components of the line item titled “Other” on our Statements of Consolidated Cash Flows for the periods indicated.

	For the Years Ended December 31,
	2007	2006	2005

Write-off of note payable by third-party former owner of TEPPCO GP prior to our acquisition of TEPPCO GP in February 2005	$—	$—	$10,000
Loss on early extinguishment of debt	1,606	—	—
Provision for impairment of long-lived assets	—	88	—
Effect of pension settlement recognition	589	—	—
Unamortized debt issuance costs	3,299	—	—
Changes in value of financial instruments	3,307	94	122

Total other non-cash	$8,801	$182	$10,122

     Accounts payable related to construction-in-progress amounts were as follows at the dates indicated: $98.0 million, December 31, 2007; $204.6 million, December 31, 2006; and $154.6 million at December 31, 2005. Such amounts are not included under the caption “Capital expenditures” on the Statements of Consolidated Cash Flows.
     Third parties may be obligated to reimburse us for all or a portion of expenditures on certain of our capital projects. The majority of such arrangements are associated with Enterprise Products Partners’ projects related to pipeline construction and production well tie-ins. We received $57.7 million, $60.5 million and $47.0 million as contributions in aid of our construction costs during the years ended December 31, 2007, 2006 and 2005, respectively.

     The following table provides supplemental cash flow information regarding business combinations completed during the periods indicated. See Note 13 for additional information regarding our business combination transactions.

	For the Years Ended December 31,
	2007	2006	2005

Fair value of assets acquired	$37,037	$493,005	$353,176
Less liabilities assumed, including minority interest	(1,244)	(200,803)	(23,940)

Net assets acquired	35,793	292,202	329,236
Less cash acquired	—	—	(2,634)

Cash used for business combinations	$35,793	$292,202	$326,602

     In March 2007, TEPPCO sold its 49.5% ownership interest in MB Storage and its general partner and other assets to a third party for $155.8 million in cash. TEPPCO recognized a gain of $72.8 million related to the sale of these equity interests and assets.
     In July 2006, Enterprise Products Partners acquired the Encinal and Canales natural gas gathering systems and related gathering and processing contracts that comprised the South Texas natural gas transportation and processing business of an affiliate of Lewis. The aggregate value of total consideration Enterprise Products Partners paid or issued to complete this business combination (referred to as the “Encinal acquisition”) was $326.3 million, which consisted of $145.2 million in cash and 7,115,844 of its common units.
     In June 2005, Enterprise Products Partners received $47.5 million in cash from Cameron Highway as a return of investment. These funds were distributed to us in connection with the refinancing of Cameron Highway’s project debt.

Note 23. Quarterly Financial Information (Unaudited)
     The following table presents selected quarterly financial data for the years ended December 31, 2007 and 2006:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

For the Year Ended December 31, 2007:
Revenues	$5,340,275	$6,294,270	$6,721,724	$8,357,500
Operating income	281,855	286,047	280,312	345,611
Income before changes in accounting principles	53,453	21,504	12,277	21,787
Net income	53,453	21,504	12,277	21,787
Earnings per Unit before changes in accounting principles:
Basic and diluted	$0.52	$0.21	$0.10	$0.14
Net income per Unit:
Basic and diluted	$0.52	$0.21	$0.10	$0.14

For the Year Ended December 31, 2006:
Revenues	$5,782,765	$5,925,164	$6,451,438	$5,452,779
Operating income	258,149	244,957	336,536	277,378
Income before changes in accounting principles	30,567	30,939	37,043	35,350
Net income	30,663	30,939	37,043	35,347
Earnings per Unit before changes in accounting principles:
Basic and diluted	$0.30	$0.30	$0.36	$0.34
Net income per Unit:
Basic and diluted	$0.30	$0.30	$0.36	$0.34
Note 24. Supplemental Parent Company Financial Information
     In order to fully understand the financial condition and results of operations of the Parent Company, we are providing the standalone financial information of Enterprise GP Holdings apart from that of our consolidated partnership financial information.
     The Parent Company has no operations apart from its investing activities and indirectly overseeing the management of the entities controlled by it. At December 31, 2007, the Parent Company had investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners. The Parent Company controls Enterprise Products Partners and TEPPCO through its ownership of EPGP and TEPPCO GP, respectively. The Parent Company owns non-controlling partnership and membership interests in Energy Transfer Equity and LE GP, respectively.
     The Parent Company’s primary cash requirements are for general and administrative costs, debt service requirements and distributions to its partners. The principal sources of cash flow for the Parent Company are the distributions it receives from its investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners (including associated IDRs). The amount of cash distributions the Parent Company is able to pay its unitholders may fluctuate based on the level of distributions it receives from its investments. For example, if EPO is not able to satisfy certain financial covenants in accordance with its credit agreements, Enterprise Products Partners would be restricted from making quarterly cash distributions to its partners, which includes the Parent Company.
     Factors such as capital contributions, debt service requirements, general and administrative costs, reserves for future distributions and other cash reserves established by the Board of EPE Holdings may affect the distributions the Parent Company makes to its unitholders. The Parent Company’s credit facility contains covenants requiring it to maintain certain financial ratios. Also, the Parent Company is prohibited from making any distribution to its unitholders if such distribution would cause an event of default or otherwise violate a covenant under its credit facility.
     The Parent Company’s assets and liabilities are not available to satisfy the debts and other obligations of Enterprise Products Partners, TEPPCO, Energy Transfer Equity or their respective general partners. Conversely, the assets and liabilities of these entities are not available to satisfy the debts and obligations of the Parent Company.
   Enterprise Products Partners and EPGP
     Private company affiliates of EPCO contributed equity interests in Enterprise Products Partners and EPGP to the Parent Company in August 2005. As a result of such contributions, the Parent Company owns 13,454,498 common units of Enterprise Products Partners and 100% of the membership interests of EPGP, which is entitled to 2% of the cash distributions paid by Enterprise Products Partners as well as the associated incentive distribution rights (“IDRs”) of Enterprise Products Partners. The contributions of ownership interests in Enterprise Products Partners and EPGP were accounted for at historical costs as a reorganization of entities under common control in a manner similar to a pooling of interests. As a result, we recorded the receipt of such contributions at the historical carrying values of such equity interests then recognized by affiliates of EPCO. Since EPGP and Enterprise Products Partners have been under the indirect common control of Mr. Duncan for all periods presented in these financial statements, the Parent Company’s consolidated financial statements for periods prior to August 2005 include the consolidated financial information of EPGP, which includes Enterprise Products Partners.
     EPGP’s percentage interest in Enterprise Products Partners’ quarterly cash distributions is increased through its ownership of the associated IDRs, after certain specified target levels of distribution rates are met by Enterprise Products Partners. EPGP’s quarterly general partner and associated incentive distribution thresholds. are as follows:
▪	2% of quarterly cash distributions up to $0.253 per unit paid by Enterprise Products Partners;

▪	15% of quarterly cash distributions from $0.253 per unit up to $0.3085 per unit paid by Enterprise Products Partners; and

▪	25% of quarterly cash distributions that exceed $0.3085 per unit paid by Enterprise Products Partners.
     The following table summarizes the distributions received by EPGP from Enterprise Products Partners for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005

From 2% general partner interest	$16,944	$15,096	$12,873
From incentive distribution rights	107,421	86,710	63,880

Total	$124,365	$101,806	$76,753

   TEPPCO and TEPPCO GP
     Effective with the second quarter of 2007, our Parent Company-only financial information was restated to reflect the contribution by private company affiliates of EPCO (DFI and DFI GP) of partnership and membership interests in TEPPCO and TEPPCO GP in May 2007. As a result of such contributions, the Parent Company owns 4,400,000 common units of TEPPCO and 100% of the membership interests of TEPPCO GP, which is entitled to 2% of the cash distributions of TEPPCO as well as the IDRs of TEPPCO. The Parent Company issued 14,173,304 Class B Units and 16,000,000 Class C Units to DFI and DFI GP as consideration for these contributions. In July 2007, all of the outstanding 14,173,304 Class B Units were converted into Units on a one-to-one basis. See Note 16 for information regarding the Class B and Class C Units.

     The contributions of ownership interests in TEPPCO and TEPPCO GP were accounted for at historical costs as a reorganization of entities under common control in a manner similar to a pooling of interests. The following table presents the carryover basis values recorded by the Parent Company at the date of contribution:

4,400,000 common units of TEPPCO	$148,098
100% membership interest in TEPPCO (including associated IDRs)	591,636

Carryover basis recorded by the Parent Company	$739,734

     The inclusion of TEPPCO and TEPPCO GP in the Parent Company’s financial statements was effective January 1, 2005 because an affiliate of EPCO under common control with the Parent Company originally acquired ownership interests in TEPPCO GP in February 2005. The Parent Company’s financial statements reflect investments in TEPPCO and TEPPCO GP as follows:
▪	Ownership of 100% of the membership interests in TEPPCO GP and associated TEPPCO IDRs for all periods presented. Third-party ownership interests in TEPPCO GP during the first quarter of 2005 have been reflected as minority interest. TEPPCO GP is entitled to 2% of the quarterly cash distributions paid by TEPPCO and its percentage interest in TEPPCO’s quarterly cash distributions is increased through its ownership of the associated TEPPCO IDRs, after certain specified target levels of distribution rates are met by TEPPCO. Currently, TEPPCO GP’s quarterly general partner and associated incentive distribution thresholds are as follows:
▪	2% of quarterly cash distributions up to $0.275 per unit paid by TEPPCO;

▪	15% of quarterly cash distributions from $0.275 per unit up to $0.325 per unit paid by TEPPCO; and

▪	25% of quarterly cash distributions that exceed $0.325 per unit paid by TEPPCO.
Prior to December 2006, TEPPCO GP was entitled to 50% of any quarterly cash distributions paid by TEPPCO that exceeded $0.45 per unit. This distribution tier was eliminated by TEPPCO as part of an amendment to its partnership agreement in December 2006 in exchange for the issuance of 14,091,275 common units of TEPPCO to TEPPCO GP, which were subsequently distributed to affiliates of EPCO.

The economic benefit of the TEPPCO IDRs for periods prior to December 2006 is equal to: (i) the benefit that would have been received by the Parent Company at the current (i.e. post-December 2006) 25% maximum threshold assuming historical distribution rates plus (ii) an incremental amount of benefit that would have been received from 4,400,000 of the 14,091,275 common units issued by TEPPCO in December 2006 in connection with the conversion of TEPPCO IDRs in excess of the 25% threshold. DFI and DFIGP retain the economic benefit of TEPPCO IDRs associated with the remaining 9,691,275 common units issued by TEPPCO in December 2006. After December 2006, our net income reflects current TEPPCO IDRs (i.e., capped at the 25% maximum threshold).

The following table summarizes the distributions received by TEPPCO GP from TEPPCO for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005

From 2% general partner interest	$5,023	$4,014	$2,774
From incentive distribution rights	43,210	53,946	37,039

Total	$48,233	$57,960	$39,813

▪	Ownership of 4,400,000 common units of TEPPCO since the date of issuance to affiliates of EPCO in December 2006.
   Energy Transfer Equity and LE GP
     In May 2007, the Parent Company acquired 38,976,090 common units of Energy Transfer Equity and approximately 34.9% of the membership interests of its general partner, LE GP, for $1.65 billion in cash. These partnership and membership interests represent non-controlling interests in each entity. Energy Transfer Equity owns limited partner interests and the general partner interest of ETP. We account for our investments in Energy Transfer Equity and LE GP using the equity method of accounting. See Note 12 for information regarding this unconsolidated affiliate.
   Parent Company Cash Flow Information
     The following table presents the Parent Company’s cash flow information for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005

Operating activities:
Net income	$109,021	$133,992	$82,209
Adjustments to reconcile net income to net cash flows provided by operating activities:
Amortization	9,723	365	21
Equity earnings	(187,540)	(145,587)	(86,085)
Cash distributions from investees	237,595	182,008	91,737
Change in accounting principle	—	(18)	—
Net effect of changes in operating accounts	15,874	(4,637)	4,584

Net cash flows provided by operating activities	184,673	166,123	92,466
Investing activities:
Investments	(1,650,827)	(18,920)	(366,458)

Cash used in investing activities	(1,650,827)	(18,920)	(366,458)
Financing activities:
Borrowings under debt agreements	3,787,000	41,000	531,000
Repayments of debt	(2,852,000)	(20,500)	(556,746)
Debt issuance costs	(18,629)	(1,019)	—
Cash distributions paid by Parent Company	(159,042)	(108,449)	(8,178)
Distributions paid to former owners of EPGP	—	—	(24,764)
Proceeds from issuance of our Units, net	739,458	—	—
Distributions paid to former owners of TEPPCO GP	(29,760)	(57,960)	(39,813)
Contributions from partners of Parent Company	—	—	373,001

Cash provided by (used in) financing activities	1,467,027	(146,928)	274,500

Net change in cash and cash equivalents	873	275	508
Cash and cash equivalents, beginning of period	783	508	—

Cash and cash equivalents, end of period	$1,656	$783	$508

     Equity earnings represent the Parent Company’s share of the total net income of Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners. The amounts the Parent Company records as equity earnings differs from the cash distributions it receives since net income includes non-cash amounts such as depreciation and amortization expense. In addition, cash distributions may also be impacted by the maintenance of cash reserves by each underlying entity and other provisions.
     In August 2007, the Parent Company executed its $1.20 billion August 2007 Credit Agreement, which refinanced amounts due under a short-term interim credit facility used to finance the acquisition of equity interests in Energy Transfer Equity and LE GP in May 2007. In November 2007, the Parent Company executed its $850.0 million Term Loan B, the net proceeds of which were used to refinance a short-term obligation under the August 2007 Credit Agreement. See Note 15 for additional information regarding the Parent Company’s debt obligations.
     The following table details the components of cash distributions received from investees and cash distributions paid by the Parent Company for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005

Cash distributions from investees:
Enterprise Products Partners and EPGP:
From 13,454,498 common units of Enterprise Products Partners	$25,766	$24,150	$5,786
From 2% general partner interest in Enterprise Products Partners	16,944	15,096	13,056
From general partner IDRs in distributions of Enterprise Products Partners	104,652	84,802	33,082
TEPPCO and TEPPCO GP:
From 4,400,000 common units of TEPPCO	12,056	10,869	7,463
From 2% general partner interest in TEPPCO	5,023	4,014	2,774
From general partner IDRs in distributions of TEPPCO	43,210	43,077	29,576
Energy Transfer Equity and LE GP: (1)
From 38,976,090 common units of Energy Transfer Equity	29,720	—	—
From 34.9% member interest in LE GP	224	—	—

Total cash distributions received	$237,595	$182,008	$91,737

Distributions by the Parent Company:
EPCO and affiliates	$125,875	$93,910	$6,543
Public	33,153	14,528	1,634
General partner interest	14	11	1

Total distributions by the Parent Company (2)	$159,042	$108,449	$8,178

Distributions paid to affiliates of EPCO that were the former owners of the TEPPCO and TEPPCO GP interests contributed to the Parent Company in May 2007 (3)	$29,760	$57,960	$39,813

(1)	The Parent Company received its first cash distribution from Energy Transfer Equity and LE GP in July 2007.

(2)	The quarterly cash distributions paid by the Parent Company increased effective with the August 2007 distribution due to the issuance of 20,134,220 Units in July 2007. See Note 1 for information regarding this equity offering.

(3)	Represents cash distributions paid to affiliates of EPCO that were former owners of these partnership and membership interests prior to the contribution of such interests to the Parent Company in May 2007. See Note 1 for information regarding the basis of presentation of the Parent Company’s investments.

   Parent Company Balance Sheet Information
     The following table presents the Parent Company’s balance sheet information at the dates indicated:

	December 31,
	2007	2006

ASSETS
Current assets	$6,444	$2,928
Investments:
Enterprise Products Partners and EPGP	823,168	840,933
TEPPCO and TEPPCO GP	734,891	730,823
Energy Transfer Equity and LE GP	1,619,097	—

Total Investments	3,177,156	1,571,756
Other assets	9,974	340

Total assets	$3,193,574	$1,575,024

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	$20,208	$1,023
Long-term debt (see Note 15)	1,090,000	155,000
Other long-term liabilities	9,967	—
Partners’ equity	2,073,399	1,419,001

Total liabilities and partners’ equity	$3,193,574	$1,575,024

     To the extent that the Parent Company’s investments in Enterprise Products Partners, EPGP, TEPPCO and TEPPCO GP are equal to the underlying capital accounts of the Parent Company in each entity, the investment balances are eliminated in the process of preparing our general purpose consolidated financial statements.
     At December 31, 2007, the Parent Company’s aggregate investment in TEPPCO and TEPPCO GP included $809.9 million of excess cost amounts consisting of $606.9 million attributed to IDRs (an indefinite-life intangible asset), $197.6 million of goodwill, $0.4 million of customer relations for intangible assets and $5.0 million attributed to fixed assets. These excess cost amounts have been reclassified to the appropriate balance sheet line items in preparing our general purpose consolidated financial statements. See Note 14 for additional information regarding the intangible assets and goodwill amounts we recorded in connection with the receipt of the TEPPCO and TEPPCO GP interests in May 2007.
     Long-term debt represents amounts borrowed under the Parent Company’s credit facility (see Note 15). Debt principal outstanding at December 31, 2007 includes $1.1 billion borrowed in connection with the acquisition of ownership interests in Energy Transfer Equity and LE GP (see Note 15).

   Parent Company Income Information
     The following table presents the Parent Company’s income information for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005

Equity earnings:
Enterprise Products Partners and EPGP	$128,471	$111,093	$59,152
TEPPCO and TEPPCO GP	55,974	34,494	26,933
Energy Transfer Equity and LE GP	3,095	—	—

Total equity earnings	187,540	145,587	86,085
General and administrative costs	4,299	2,116	461

Operating income	183,241	143,471	85,624

Other income (expense):
Interest expense	(74,432)	(9,547)	(3,445)
Interest income	212	50	30

Total	(74,220)	(9,497)	(3,415)

Income before cumulative effect of change in accounting principle	109,021	133,974	82,209
Cumulative effect of change in accounting principle	—	18	—

Net income	$109,021	$133,992	$82,209

Note 25. Subsequent Events
   Repayment of TE Products Senior Notes
     On January 15, 2008, the 6.45% TE Products Senior Notes matured. The $180.0 million principal amount was repaid with borrowings under TEPPCO’s Short-Term Credit Facility. On January 28, 2008, TE Products redeemed the remaining $175.0 million of 7.51% TE Products Senior Notes at a redemption price of 103.755% of the principal amount plus accrued interest and unpaid interest at the date of redemption. The $175.0 million principal amount was repaid with borrowings under TEPPCO’s Short-Term Credit Facility.
   Enterprise Products 2008 Long-Term Incentive Plan
     On January 29, 2008, the unitholders of Enterprise Products Partners approved the Enterprise Products 2008 Long-Term Incentive Plan (the “Incentive Plan”), which provides for awards of Enterprise Products Partners’ common units and other rights to its non-employee directors and to consultants and employees of EPCO and its affiliates providing services to Enterprise Products Partners. Awards under the Incentive Plan may be granted in the form of restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. The Incentive Plan will be administered by EPGP’s ACG Committee. Up to 10,000,000 of Enterprise Products Partners’ common units may be granted as awards under the Incentive Plan, with such amount subject to adjustment as provided for under the terms of the plan. The Incentive Plan is effective until January 29, 2018 or, if earlier, the time which all available units under the Incentive Plan have been delivered to participants or the time of termination of the plan by EPCO or EPGP’s ACG Committee.
   TEPPCO Cenac Acquisition
     On February 1, 2008, TEPPCO entered the marine transportation business for refined products, crude oil and lubrication products through the purchase of related assets from Cenac Towing Co., Inc. and Cenac Offshore, LLC (collectively “Cenac”), privately-owned Louisiana-based companies. The aggregate value of total consideration TEPPCO paid or issued to complete this business combination was $443.8 million, which consisted of $256.6 million in cash and approximately 4.9 million of TEPPCO’s newly issued common units. TEPPCO acquired 42 tow boats, 89 tank barges and the economic benefit of certain related commercial agreements. TEPPCO’s new business line serves refineries and storage terminals along the Mississippi, Illinois and Ohio rivers, as well as the Intracoastal Waterway between Texas and Florida. These assets also gather crude oil from production facilities and platforms along the Gulf Coast and in the Gulf of Mexico. TEPPCO’s Short-Term Credit Facility was used to finance the cash portion of the acquisition.

   Gerber Matter
     On February 14, 2008, Joel A. Gerber, a purported unitholder of the Parent Company, filed a derivative complaint on behalf of the Parent Company in the Court of Chancery of the State of Delaware. The complaint names as defendants EPE Holdings; the Board of Directors of EPE Holdings; EPCO; and Dan L. Duncan and certain of his affiliates. The Parent Company is named as a nominal defendant. The complaint alleges that the defendants, in breach of their fiduciary duties to the Parent Company and its unitholders, caused the Parent Company to purchase in May 2007 the TEPPCO GP membership interests and TEPPCO common units from Mr. Duncan’s affiliates at an unfair price. The complaint also alleges that Charles E. McMahen, Edwin E. Smith and Thurmon Andress, constituting the three members of EPE Holdings’ ACG Committee, cannot be considered independent because of their relationships with Mr. Duncan. The complaint seeks relief (i) awarding damages for profits allegedly obtained by the defendants as a result of the alleged wrongdoings in the complaint and (ii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts. Management believes this lawsuit is without merit and intends to vigorously defend against it. For information regarding our relationship with Mr. Duncan and his affiliates, see Note 17.
   Enterprise Unit L.P. Long-Term Incentive Plan
     On February 20, 2008, EPCO formed Enterprise Unit L.P. (“Enterprise LP”) to serve as an incentive arrangement for certain employees of EPCO through a “profits interest” in Enterprise LP. On that date, EPCO Holdings, Inc. (“EPCO Holdings”) agreed to contribute $18,000,000 in the aggregate (the “Initial Contribution”) to Enterprise LP and was admitted as the Class A limited partner. Certain key employees of EPCO including our Chief Executive Officer and Chief Financial Officer were issued Class B limited partner interests and admitted as Class B limited partners of Enterprise LP without any capital contribution. As with the awards granted in connection with the other Employee Partnerships, these awards are designed to provide additional long-term incentive compensation for such employees. The profits interest awards (or Class B limited partner interests) in Enterprise LP entitle the holder to participate in the appreciation in value of Parent Company Units and Enterprise Products Partners’ common units and are subject to forfeiture.
     A portion of the fair value of these equity awards will be allocated to us under the EPCO administrative services agreement as a non-cash expense. We will not reimburse EPCO, Enterprise LP or any of their affiliates or partners, through the administrative services agreement or otherwise, for any expenses related to Enterprise LP, including the Initial Contribution by EPCO Holdings.
     The Class B limited partner interests in Enterprise LP that are owned by EPCO employees are subject to forfeiture if the participating employee’s employment with EPCO and its affiliates is terminated prior to February 20, 2014, with customary exceptions for death, disability and certain retirements. The risk of forfeiture associated with the Class B limited partner interests in Enterprise LP will also lapse upon certain change of control events.
     Unless otherwise agreed to by EPCO, EPCO Holdings and a majority in interest of the Class B limited partners of Enterprise LP, Enterprise LP will terminate at the earlier of February 20, 2014 (six years from the date of the agreement) or a change in control of Enterprise Products Partners or the Parent Company. Enterprise LP has the following material terms regarding its quarterly cash distribution to partners:.
▪	Distributions of cash flow — Each quarter, 100% of the cash distributions received by Enterprise LP from the Parent Company and Enterprise Products Partners will be distributed to the Class A limited partner until EPCO Holdings has received an amount equal to the Class A preferred return (as defined below), and any remaining distributions received by Enterprise LP will be distributed to the Class B limited partners. The Class A preferred return equals the Class A capital base (as defined below) multiplied by 5.0% per annum. The Class A limited partner’s capital base equals the amount of any other contributions of cash or cash equivalents made by the Class A limited partner to Enterprise LP, plus any unpaid Class A preferred return from prior periods, less any distributions made by Enterprise LP of proceeds from the sale of units owned by Enterprise LP (as described below).
▪	Liquidating Distributions — Upon liquidation of Enterprise LP, units having a fair market value equal to the Class A limited partner capital base will be distributed to EPCO Holdings, plus any accrued Class A preferred return for the quarter in which liquidation occurs. Any remaining units will be distributed to the Class B limited partners.

▪	Sale Proceeds — If Enterprise LP sells any units that it beneficially owns, the sale proceeds will be distributed to the Class A limited partner and the Class B limited partners in the same manner as liquidating distributions described above.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Disclosure controls and procedures
     Our management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of EPE Holdings, has evaluated the effectiveness of our disclosure controls and procedures, including internal controls over financial reporting, as of December 31, 2007. Our disclosure controls and procedures are designed to provide reasonable assurance that relevant information is accumulated and communicated to our management, including the CEO and CFO of our general partner, as appropriate, to allow such persons to make timely decisions regarding required disclosures. Based on their evaluation, the CEO and CFO of EPE Holdings have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) are effective at a reasonable assurance level.
     Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
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
(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, uses or dispositions of our assets that could have a material effect on our financial statements.
     In accordance with Item 308 of SEC Regulation S-K, management is required to provide an annual report regarding internal controls over our financial reporting. This report, which includes management’s assessment of the effectiveness of our internal controls over financial reporting, is found on page 192 of this annual report.
     There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the fourth quarter of 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
     The certifications of our general partner’s CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as exhibits to this annual report on Form 10-K.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2007
     The management of Enterprise GP Holdings L.P. and its consolidated subsidiaries, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control system was designed to provide reasonable assurance to the Partnership’s management and board of directors regarding the preparation and fair presentation of our published financial statements. However, our management does not represent that our disclosure controls and procedures or internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only a reasonable, not an absolute, assurance that the objectives of the control system are met.
     Our management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or “COSO”) in Internal Control—Integrated Framework. This assessment included a review of the design and operating effectiveness of our internal controls over financial reporting as well as the safeguarding of assets. Based on our assessment, we believe that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective based on those criteria.
     Our Audit, Conflicts and Governance Committee is composed of directors who are not officers or employees of our general partner. It meets regularly with members of management, the internal auditors and the representatives of the independent registered public accounting firm to discuss the adequacy of the Partnership’s internal controls over financial reporting, financial statements and the nature, extent and results of the audit effort. Management reviews with the Audit, Conflicts and Governance Committee the Partnership’s significant accounting policies and estimates affecting the results of operations. Both the independent registered public accounting firm and internal auditors have direct access to the Audit, Conflicts and Governance Committee without the presence of management.
     Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. That report is included under Item 9A of this annual report.
     Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this Annual Report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 29, 2008.

/s/ Dr. Ralph S. Cunningham		/s/ W. Randall Fowler

Name:	Dr. Ralph S. Cunningham	Name:	W. Randall Fowler
Title:	Chief Executive Officer of our general partner,	Title:	Chief Financial Officer of our general partner,
	EPE Holdings, LLC		EPE Holdings, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of EPE Holdings, LLC and
Unitholders of Enterprise GP Holdings L.P.
Houston, Texas
     We have audited the internal control over financial reporting of Enterprise GP Holdings L.P. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting as of December 31, 2007. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related statements of consolidated operations, consolidated comprehensive income, consolidated cash flows, and consolidated partners’ equity as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2008
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Partnership Management
     As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for the management or operations of our business. These functions are performed by the employees of EPCO pursuant to an administrative services agreement under the direction of the Board of Directors (the “Board”) and executive officers of EPE Holdings, our general partner. For a description of the administrative services agreement, see “EPCO Administrative Services Agreement” in Note 17 of the Notes to the Consolidated Financial Statements included under Item 8 of this annual report.
     The executive officers of our general partner are elected for one-year terms and may be removed, with or without cause, only by the Board. Our unitholders do not elect the officers or directors of EPE Holdings. Dan L. Duncan, through his indirect control of EPE Holdings, has the ability to elect, remove and replace at any time, all of the officers and directors of our general partner. Each member of the Board of our general partner serves until such member’s death, resignation or removal. The current employees of EPCO who served as directors of EPE Holdings during 2007 were Dan L. Duncan, Randa D. Williams, Dr. Ralph S. Cunningham, Michael A. Creel, Richard H. Bachmann and W. Randall Fowler.
     Because we are a limited partnership and meet the definition of a “controlled company” under the listing standards of the NYSE, we are not required to comply with certain requirements of the NYSE. Accordingly, we have elected to not comply with Section 303A.01 of the NYSE Listed Company Manual, which would require that the Board of our general partner be comprised of a majority of independent directors. In addition, we have elected to not comply with Sections 303A.04 and 303A.05 of the NYSE Listed Company Manual, which would require that the Board of our general partner maintain a Nominating Committee and a Compensation Committee, each consisting entirely of independent directors.
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
     A key element for strong governance is independent members of the Board. Pursuant to the NYSE listing standards, a director will be considered independent if the Board determines that he or she does not have a material relationship with EPE Holdings or us (either directly or as a partner, unitholder or officer of an organization that has a material relationship with EPE Holdings or us). Based on the foregoing, the Board has affirmatively determined that Charles E. McMahen, Edwin E. Smith, and Thurmon Andress are “independent” directors under the NYSE rules.

     As required by the Sarbanes-Oxley Act of 2002, the SEC adopted rules that direct national securities exchanges and associations to prohibit the listing of securities of a public company if its audit committee members do not satisfy a heightened independence standard. In order to meet this standard, members of such audit committees may not receive any consulting fee, advisory fee or other compensation from the public company other than fees for service as a director or committee member and may not be considered an affiliate of the public company. Neither EPE Holdings nor any individual member of its Audit, Conflicts and Governance Committee (the “ACG Committee”) has relied on any exemption in the NYSE rules to establish such individual’s independence. Based on the foregoing criteria, the Board has affirmatively determined that all members of its ACG Committee (i.e. Messrs. McMahen, Smith and Andress) satisfy this heightened independence requirement.
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
     Governance guidelines, together with applicable committee charters, provide the framework for effective governance. The Board has adopted the “Governance Guidelines of Enterprise GP Holdings,” which address several matters, including qualifications for directors, responsibilities of directors, retirement of directors, the composition and responsibilities of the ACG Committee, the conduct and frequency of Board and committee meetings, management succession plans, director access to management and outside advisors, director compensation, director orientation and continuing education, and annual self-evaluation of the Board. The Board recognizes that effective governance is an on-going process, and thus, it will review the Governance Guidelines of Enterprise GP Holdings annually or more often as deemed necessary.
     We provide investors access to current information relating to our governance procedures and principles, including the Code of Ethical Conduct for Senior Financial Officers and Managers, the Governance Guidelines of Enterprise GP Holdings and other matters, through our Internet website, www.enterprisegp.com. You may also contact us at (866) 230-0745 for printed copies of these documents free of charge.
   ACG Committee
     The sole committee of the Board is its ACG Committee. In accordance with NYSE rules and Section 3(a)(58)(A) of the Securities Exchange Act of 1934, the Board has named three of its members to serve on the ACG Committee. The members of the ACG Committee are independent directors, free from any relationship with us or any of our affiliates or subsidiaries that would interfere with the exercise of independent judgment. The members of the ACG Committee must have a basic understanding of finance and accounting and be able to read and understand fundamental financial statements, and at least one member of the ACG Committee shall have accounting or related financial management expertise.
     At December 31, 2007, the members of the ACG Committee are Messrs. McMahen, Smith and Andress. Mr. McMahen is the chairman of ACG Committee. Our Board has determined that Mr. McMahen satisfies the definition of “audit committee financial expert” as defined in Item 401(h) of Regulation S-K promulgated by the SEC.

     The ACG Committee’s duties are addressing audit and conflicts-related items and general corporate governance matters. From an audit and conflicts standpoint, the primary responsibilities of the ACG Committee include:
▪	monitoring the integrity of our financial reporting process and related systems of internal control;

▪	ensuring our legal and regulatory compliance and that of EPE Holdings;

▪	overseeing the independence and performance of our independent public accountants;

▪	approving all services performed by our independent public accountants;

▪	providing for an avenue of communication among the independent public accountants, management, internal audit function and the Board;

▪	encouraging adherence to and continuous improvement of our policies, procedures and practices at all levels; and

▪	reviewing areas of potential significant financial risk to our businesses.
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
     Pursuant to its formal written charter, the ACG Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities, and it has direct access to our independent public accountants as well as any EPCO personnel whom it deems necessary in fulfilling its responsibilities. The ACG Committee has the ability to retain, at our expense, special legal, accounting or other consultants or experts it deems necessary in the performance of its duties.
     From a governance standpoint, the primary responsibilities of the ACG Committee are to (i) develop and maintain governance guidelines for the Board; (ii) interview possible candidates for Board membership; and (iii) communicate with the Board regarding formats and procedures pertaining to Board meetings.
     A copy of the ACG Committee charter is available on our Internet website, www.enterprisegp.com. You may also contact our investor relations department at (866) 230-0745 for a printed copy of this document free of charge.
   NYSE Corporate Governance Listing Standards
     On April 2, 2007, Michael A. Creel, our Chief Executive Officer on such date, certified to the NYSE (as required by Section 303A.12(a) of the NYSE Listed Company Manual) that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards as of April 2, 2007.
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
Directors and Executive Officers of EPE Holdings
     The following table sets forth the name, age and position of each of the directors and executive officers of EPE Holdings at February 29, 2008.

Name	Age	Position with EPE Holdings

Dan L. Duncan (1)	75	Director and Chairman
Dr. Ralph S. Cunningham (1)	67	Director, President and Chief Executive Officer
W. Randall Fowler (1)	51	Director, Executive Vice President and Chief Financial Officer
Richard H. Bachmann (1)	55	Director, Executive Vice President, Chief Legal Officer and Secretary
Randa Duncan Williams	46	Director
O. S. Andras	72	Director
Charles E. McMahen (2,3)	68	Director
Edwin E. Smith (2)	76	Director
Thurmon Andress (2)	74	Director
William Ordemann (1)	48	Executive Vice President, Chief Operating Officer
Michael J. Knesek (1)	53	Senior Vice President, Controller and Principal Accounting Officer

(1)	Executive officer

(2)	Member of ACG Committee

(3)	Chairman of ACG Committee
     The following information summarizes the business experience of the directors and executive officers of EPE Holdings who were serving in such capacity at December 31, 2007.
     Dan L. Duncan. Mr. Duncan was elected Chairman and a Director of EPGP in April 1998, Chairman and a Director of the general partner of EPO in December 2003, Chairman and a Director of EPE Holdings in August 2005 and Chairman and a Director of DEP GP in October 2006. Mr. Duncan served as the sole Chairman of EPCO from 1979 to December 2007. Mr. Duncan now serves as Group Co-Chairman of EPCO alongside his daughter, Ms. Randa Duncan Williams, also a Director of EPE Holdings. He also serves as a Honorary Trustee of the Board of Trustees of the Texas Heart Institute at Saint Luke’s Episcopal Hospital.
     Dr. Ralph S. Cunningham. Dr. Cunningham was elected a Director of EPGP in February 2006, having previously served as a Director of EPGP from 1998 until March 2005. In addition to these duties Dr. Cunningham served as Group Executive Vice President and Chief Operating Officer of EPGP from December 2005 to August 2007 and its Interim President and Chief Executive Officer from June 2007 to August 2007. Dr. Cunningham was elected a Director and the President and Chief Executive Officer of EPE Holdings in August 2007. He served as Chairman and a Director of TEPPCO GP from March 2005 until November 2005.
     Dr. Cunningham was elected a Group Vice Chairman of EPCO in December 2007, having previously served as a Director of EPCO from 1987 to 1997. He serves as a Director of Tetra Technologies, Inc. (a publicly traded energy services and chemical company), EnCana Corporation (a Canadian publicly traded independent oil and natural gas company) and Agrium, Inc. (a Canadian publicly traded agricultural chemicals company). Dr. Cunningham retired in 1997 from CITGO Petroleum Corporation, where he served as its President and Chief Executive Officer from 1995 to 1997.

     W. Randall Fowler. Mr. Fowler was elected Executive Vice President and Chief Financial Officer of EPGP, EPE Holdings and DEP GP in August 2007. Mr. Fowler served as Senior Vice President and Treasurer of EPGP from February 2005 to August 2007 and of DEP GP from October 2006 to August 2007. In February 2006, Mr. Fowler became a Director of EPGP and EPE Holdings and of DEP GP since October 2006. Mr. Fowler also served as Senior Vice President and Chief Financial Officer of EPE Holdings from August 2005 to August 2007.
     Mr. Fowler was elected President and Chief Executive Officer of EPCO in December 2007. Prior to these elections, he served as Chief Financial Officer of EPCO from April 2005 to December 2007. Mr. Fowler, a certified public accountant (inactive), joined Enterprise Products Partners as Director of Investor Relations in January 1999.
     Richard H. Bachmann. Mr. Bachmann was elected an Executive Vice President and the Chief Legal Officer and Secretary of EPGP and a Director of EPGP in February 2006. He previously served as a Director of EPGP from June 2000 to January 2004. Mr. Bachmann has served as a Director of the general partner of EPO since December 2003 and as an Executive Vice President and the Chief Legal Officer and Secretary of EPE Holdings since August 2005.
     Mr. Bachmann was elected a Group Vice Chairman and the Chief Legal Officer and Secretary of EPCO in December 2007. In October 2006, Mr. Bachmann was elected President, Chief Executive Officer and a Director of DEP GP. Mr. Bachmann was elected a Director of EPE Holdings in February 2006. Since January 1999, Mr. Bachmann has served as a Director of EPCO. In November 2006, Mr. Bachmann was appointed an independent manager of Constellation Energy Partners LLC. Mr. Bachmann also serves as a member of the audit, compensation and nominating and governance committee of Constellation Energy Partners LLC.
     Randa Duncan Williams. Ms. Williams was elected a Director of EPE Holdings in May 2007. Ms. Duncan is a daughter of Dan L. Duncan and a Director of EPCO. Prior to joining EPCO in 1994, Ms. Williams practiced law with the firms Butler & Binion and Brown, Sims, Wise & White. She currently serves on the board of directors of Encore Bancshares and Encore Bank and also serves on the board of trustees for numerous charitable organizations.
     O. S. Andras. Mr. Andras was elected a Director of EPE Holdings in February 2007, having served as a Director of EPGP from April 1998 to February 2006. Mr. Andras served as the Vice Chairman of EPGP from September 2004 to July 2005 and as the Chief Executive Officer of EPGP from April 1998 to February 2005. Mr. Andras served as President of EPGP from April 1998 until September 2004. He served as President and Chief Executive Officer of EPCO from 1996 to February 2001.
     Charles E. McMahen. Mr. McMahen was elected a Director of EPE Holdings in August 2005 and serves as Chairman of its ACG Committee. Mr. McMahen served as Vice Chairman of Compass Bank from March 1999 until December 2003 and served as Vice Chairman of Compass Bancshares from April 2001 until his retirement in December 2003. Mr. McMahen also served as Chairman and Chief Executive Officer of Compass Banks of Texas from March 1990 until March 1999. Mr. McMahen has served as a Director of Compass Bancshares since 2001. Mr. McMahen serves on the Board of Directors and Executive Committee of the Greater Houston Partnership. He also served as chairman of the Board of Regents of the University of Houston from September 1998 to August 2000.
     Edwin E. Smith. Mr. Smith was elected a Director of EPE Holdings in August 2005 and is a member of its ACG Committee. Mr. Smith has been a private investor since he retired from Allied Bank of Texas in 1989 after a 31-year career in banking. Mr. Smith serves as a Director of Encore Bank and previously served as a director of EPCO from 1987 until 1997.
     Thurmon Andress. Mr. Andress was elected a Director of EPE Holdings in November 2006 and is a member of its ACG Committee. Mr. Andress serves as the Managing Director — Houston for Breitburn Energy Company L.P. and is also a member of its Board of Directors. In 1990, he founded Andress Oil & Gas Company, serving as its President and Chief Executive Officer until it merged with Breitburn Energy

Company L.P. in 1998. In 1982, he founded Bayou Resources, Inc. a publicly traded energy company that was sold in 1987. Since 2002, Mr. Andress has been a member of the Board of Directors of Edge Petroleum Corp. and currently serves on its Governance and Compensation Committees. Mr. Andress is currently a member of the National Petroleum Council and on the Board of Governors of Houston for the Independent Petroleum Association of America. In 1993, Mr. Andress was inducted into All American Wildcatter’s, a 100-member organization dedicated to American oil and gas explorationists and producers. Beginning in 2008, Mr. Andress will also serve on the Board of the Natural Gas Council.
     William Ordemann. Mr. Ordemann was elected an Executive Vice President and the Chief Operating Officer of EPGP in August 2007. He previously served as a Senior Vice President of EPGP from September 2001 to August 2007 and was a Vice President of EPGP from October 1999 to September 2001. Mr. Ordemann joined Enterprise Products Partners in connection with its purchase of certain midstream energy assets from affiliates of Shell Oil Company in 1999. Prior to joining Enterprise Products Partners, he was a Vice President of Shell Midstream Enterprises, LLC from January 1997 to February 1998, and Vice President of Tejas Natural Gas Liquids, LLC from February 1998 to September 1999.
     Michael J. Knesek. Mr. Knesek, a certified public accountant, was elected a Senior Vice President of EPGP in February 2005, having served as a Vice President of EPGP since August 2000. Mr. Knesek has been the Principal Accounting Officer and Controller of EPGP since August 2000, of EPE Holdings since August 2005 and of DEP GP since October 2006. He has served as Senior Vice President of EPE Holdings since August 2005 and of DEP GP since October 2006. Mr. Knesek has been the Controller of EPCO since 1990 and currently serves as one of its Senior Vice Presidents.
Section 16(a) Beneficial Ownership Reporting Compliance
     Under federal securities laws, EPE Holdings, directors and executive officers of EPE Holdings, certain other officers, and any persons holding more than 10% of the Parent Company’s Units are required to report their ownership of Units and any changes in their ownership levels to the Parent Company and the SEC. Specific due dates for these reports have been established by regulation, and the Parent Company is required to disclose in this annual report any failure to file this information within the specified timeframes. With the exception of the following late filing, all such reporting was done in a timely manner in 2007.
     On July 12, 2007, all of the outstanding 14,173,304 Class B Units were converted into Units on a one-to-one basis. Although both the issuance and conversion of the Class B Units are exempt from the matching provisions of Section 16, the conversion of the Class B Units should have been reflected on Mr. Duncan’s Form 4 within two business days and erroneously was not. The conversion was properly reflected on a Form 4 filed for Mr. Duncan on Tuesday, February 26, 2008.
Item 11. Executive Compensation.
Executive Officer Compensation
     We do not directly employ any of the persons responsible for managing our partnership. Instead, we are managed by our general partner, the executive officers of which are employees of EPCO. Our reimbursement of EPCO’s compensation costs is governed by the administrative services agreement with EPCO. For a description of the EPCO administrative services agreement, see Note 17 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
   Summary Compensation Table
     The following table presents consolidated compensation amounts paid, accrued or otherwise expensed by us with respect to the years ended December 31, 2007 and 2006 for our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and three other most highly compensated executive officers as of December 31, 2007. We also include Michael A. Creel, who served as our CEO during 2007 prior to Dr. Ralph S. Cunningham’s appointment to this position effective August 1, 2007. We also include Robert G. Phillips, who served as Enterprise Products Partners’ CEO prior to his resignation effective June 30, 2007. Collectively, these seven individuals were our “Named Executive Officers” for 2007.
     Our Named Executive Officers include certain executive officers of our wholly-owned subsidiaries, EPGP and TEPPCO GP. The executive officers of EPGP and TEPPCO GP routinely perform policy-making functions that determine the success of our business strategy. Compensation paid or awarded by us with respect to such Named Executive Officers reflects only that portion of compensation paid by EPCO allocated to us pursuant to an administrative services agreement, including an allocation of a portion of the cost of EPCO’s equity-based long-term incentive plans.

Name and				Unit	Option	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)	($) (3)	($) (4)	($) (5)	($) (6)	($)

Dr. Ralph S. Cunningham (CEO) (1)	2007	$398,813	$242,250	$327,799	$33,345	$53,626	$1,055,833
	2006	478,667	250,000	52,815	13,707	33,208	828,397

Michael A. Creel (former CEO) (2)	2007	399,893	403,830	572,203	49,127	119,387	1,544,440
	2006	336,600	137,500	333,984	25,975	78,521	912,580

W. Randall Fowler (CFO)	2007	258,495	157,320	361,375	30,359	64,791	872,340
	2006	237,463	77,000	191,262	15,666	44,188	565,579

Robert G. Phillips (7)	2007	372,300	—	202,755	166,498	8,950,109	9,691,662
	2006	722,500	300,000	660,270	357,209	150,984	2,190,963

Jerry E. Thompson	2007	463,500	281,000	803,761	29,317	151,975	1,729,553
	2006	325,673	770,000	721,000	—	58,007	1,874,680

James H. Lytal	2007	386,250	210,000	730,634	77,980	149,384	1,554,248
	2006	367,500	187,500	455,462	47,227	101,639	1,159,328

A. J. Teague	2007	445,660	300,000	587,905	77,980	110,336	1,521,881
	2006	428,480	250,000	299,984	47,227	69,563	1,095,254

(1)	Dr. Cunningham was appointed our Chief Executive Officer effective August 1, 2007.

(2)	Mr. Creel served as our Chief Executive Officer until July 31, 2007. Amounts presented for the years ended December 31, 2007 and 2006 reflect his total compensation allocated to us with respect to these periods.

(3)	Amounts represent discretionary annual cash awards accrued for the years ended December 31, 2007 and 2006. Cash awards are paid in February of the following year (e.g. 2007 cash awards are paid in February 2008).

(4)	With respect to our Named Executive Officers other than Mr. Thompson, these amounts represent expense recognized in accordance with SFAS 123(R) for the years ended December 31, 2007 and 2006 in connection with restricted unit awards issued under the EPCO 1998 Plan and Employee Partnership profits interests awards. The amounts presented for Mr. Thompson pertain to expense recognized by TEPPCO under SFAS 123(R) in connection with restricted units and phantom units issued under the TEPPCO incentive plans.

(5)	Amounts represent expense recognized in accordance with SFAS 123(R) for the years ended December 31, 2007 and 2006 with respect to unit options and Mr. Thompson’s unit appreciation rights (“UARs”).

(6)	Amounts primarily represent (i) matching contributions under funded, qualified, defined contribution retirement plans, (ii) quarterly distributions paid on incentive plan awards and (iii) the imputed value of life insurance premiums paid on behalf of the officer.

(7)	Mr. Phillips served as the Chief Executive Officer of Enterprise Products Partners until his resignation effective June 30, 2007. The amount presented as “All Other Compensation” for 2007 includes a separation payment of $8,822,400.

Compensation Discussion and Analysis
     With respect to our Named Executive Officers, compensation paid or awarded by us for the last two fiscal years reflects only that portion of compensation paid by EPCO allocated to us pursuant to the administrative services agreement, including an allocation of a portion of the cost of equity-based long-term incentive plans of EPCO. Dan L. Duncan controls EPCO and has ultimate decision-making authority with respect to the compensation of our Named Executive Officers. The following elements of compensation, and EPCO’s decisions with respect to determination of payments, are not subject to approvals by our Board or the ACG Committee. Awards under EPCO’s long-term incentive plans are approved by the ACG Committee. We do not have a separate compensation committee.
     As discussed below, the elements of EPCO’s compensation program, along with EPCO’s other rewards (e.g., benefits, work environment, career development), are intended to provide a total rewards package to employees. The compensation package is designed to reward contributions by employees in support of the business strategies of EPCO and its affiliates at both the partnership and individual levels. With respect to the years ended December 31, 2007 and 2006, EPCO’s compensation package for Named Executive Officers did not include any elements based on targeted performance-related criteria.
     The primary elements of EPCO’s compensation program are a combination of annual cash and long-term equity-based incentive compensation. For the years ended December 31, 2007 and 2006, the elements of compensation for the Named Executive Officers consisted of the following:
▪	Annual base salary;

▪	Discretionary annual cash awards;

▪	Awards under long-term incentive arrangements; and

▪	Other compensation, including very limited perquisites.
     In order to assist Mr. Duncan and EPCO with compensation decisions, our Chief Executive Officer and the Senior Vice President of Human Resources for EPCO formulate preliminary compensation recommendations for all of the Named Executive Officers other than our Chief Executive Officer. Mr. Duncan, after consulting with the Senior Vice President of Human Resources for EPCO, independently makes compensation decisions with respect to our Chief Executive Officer. EPCO takes note of market data for determining relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, various relevant compensation surveys. Mr. Duncan and EPCO do not use any formula or specific performance-based criteria for our Named Executive Officers in connection with services performed for us. All compensation determinations are discretionary and, as noted above, subject to Mr. Duncan’s ultimate decision-making authority.
     The discretionary cash awards paid to each of our Named Executive Officers were determined by consultation among Mr. Duncan, our Chief Executive Officer and the Senior Vice President of Human Resources for EPCO, subject to Mr. Duncan’s final determination. These cash awards, in combination with annual base salaries, are intended to yield competitive total cash compensation levels for the Named Executive Officers and drive performance in support of our business strategies, as well as the performance of other EPCO affiliates for which the Named Executive Officers perform services. It is EPCO’s general policy to pay these awards during the first quarter of each year.
     The incentive awards granted to our Named Executive Officers under the EPCO 1998 Plan were determined by consultation among Mr. Duncan, our Chief Executive Officer and the Senior Vice President of Human Resources for EPCO. Incentive awards issued under the EPCO 1998 Plan involving securities of Enterprise Products Partners are also approved by the ACG Committee of EPGP. Likewise, incentive awards issued under the TEPPCO plans are also approved by the ACG Committee of TEPPCO GP. In addition, our Named Executive Officers are Class B limited partners in the Employee Partnerships. Mr. Duncan approves the issuance of all limited partnership interests in the Employee Partnerships to our Named Executive Officers. The Board of EPE Holdings approves all awards granted under the EPCO 2005 Plan. See “Summary of Long-Term Incentive Arrangements Underlying 2007 Award Grants” within this Item 11 for information regarding the long-term incentive plans. See Notes 2 and 6 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding the accounting for such awards.

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
     EPCO does not offer our Named Executive Officers a defined benefit pension plan. Also, none of our Named Executive Officers had nonqualified deferred compensation during the years ended December 31, 2007 or 2006.
     We believe that each of the base salary, cash awards, and incentive awards fit the overall compensation objectives of us and of EPCO, as stated above (i.e., to provide competitive compensation opportunities to align and drive employee performance toward the creation of sustained long-term unitholder value, which will also allow us to attract, motivate and retain high quality talent with the skills and competencies required by us).
     Compensation Committee Report
     We do not have a separate compensation committee. As discussed in the Compensation Discussion and Analysis, we do not directly employ or compensate our Named Executive Officers. Rather, under the administrative services agreement with EPCO, we reimburse EPCO for the compensation of our executive officers. Accordingly, to the extent that decisions are made regarding the compensation policies pursuant to which our Named Executive Officers are compensated, they are made by Dan L. Duncan and EPCO (except for equity awards under long-term incentive plans, as discussed above), and not by our Board of Directors.
     In light of the foregoing, the Board of Directors of our general partner has reviewed and discussed the Compensation Discussion and Analysis with management. Based on our review of and discussion with management with respect to the Compensation Discussion and Analysis, we determined that the Compensation Discussion and Analysis be included in this Report.

Submitted by:	Dan L. Duncan Dr. Ralph S. Cunningham Richard H. Bachmann W. Randall Fowler Randa Duncan Williams O.S. Andras Charles E. McMahen Edwin E. Smith Thurmon Andress
     Notwithstanding anything to the contrary set forth in any previous filings under the Securities Act, as amended, or the Exchange Act, as amended, that incorporate future filings, including this Report, in whole or in part, the foregoing report shall not be incorporated by reference into any such filings.
Grants of Plan-Based Awards in Fiscal Year 2007
     The following table presents information concerning grants of plan-based awards to the Named Executive Officers in 2007. With the exception of awards granted to Mr. Thompson, the restricted unit and unit option awards granted during 2007 were under the EPCO 1998 Plan. Mr. Thompson’s awards were issued under the TEPPCO 2006 LTIP. See “Summary of Long-Term Incentive Arrangements Underlying 2007 Award Grants” within this Item 11 for additional information regarding the long-term incentive plans under which these awards were granted.

						Grant
					Exercise	Date Fair
					or Base	Value of
		Estimated Future Payouts Under			Price of	Unit and
		Equity Incentive Plan Awards			Option	Option
	Grant	Threshold	Target	Maximum	Awards	Awards
Name	Date	(#)	(#)	(#)	($/Unit)	($) (1)

Restricted unit awards: (2)
Dr. Ralph S. Cunningham	5/29/07	—	26,500	—	—	$434,812
Michael A. Creel	5/29/07	—	26,500	—	—	481,926
W. Randall Fowler	5/29/07	—	17,000	—	—	235,686
James H. Lytal	5/29/07	—	26,500	—	—	820,440
A.J. Teague	5/29/07	—	26,500	—	—	820,440
Richard H. Bachmann	5/29/07	—	26,500	—	—	341,697
Unit option awards: (3)
Dr. Ralph S. Cunningham	5/29/07	—	60,000	—	$30.96	85,224
Michael A. Creel	5/29/07	—	60,000	—	$30.96	94,454
W. Randall Fowler	5/29/07	—	45,000	—	$30.96	54,005
James H. Lytal	5/29/07	—	60,000	—	$30.96	160,800
A.J. Teague	5/29/07	—	60,000	—	$30.96	160,800
Richard H. Bachmann	5/29/07	—	60,000	—	$30.96	66,973
EPE Unit III profits interest award: (4)
Dr. Ralph S. Cunningham	5/7/07	—	—	—	—	931,504
Michael A. Creel	5/7/07	—	—	—	—	1,032,387
W. Randall Fowler	5/7/07	—	—	—	—	787,033
James H. Lytal	5/7/07	—	—	—	—	1,464,621
A.J. Teague	5/7/07	—	—	—	—	1,464,621
Richard H. Bachmann	5/7/07	—	—	—	—	732,021
TEPPCO 2006 LTIP: (5)
Jerry E. Thompson:
Restricted unit awards	5/22/07	—	19,000	—	—	715,170
Unit option awards	5/22/07	—	45,000	—	$45.35	130,500
UARs	5/22/07	—	66,152	—	$45.35	—

(1)	Amounts presented reflect that portion of grant date fair value allocable to us based on the percentage of time each Named Executive Officer spent on our consolidated business activities during 2007. Based on current allocations, we estimate that the consolidated compensation expense we record for each Named Executive Officer with respect to these awards will equal these amounts over time.

(2)	For the period in which the restricted unit awards were outstanding during 2007, we recognized a total of $0.5 million of consolidated compensation expense related to these awards. The remaining portion of grant date fair value will be recognized as expense in future periods.

(3)	For the period in which the unit option awards were outstanding during 2007, we recognized a total of $72 thousand of consolidated compensation expense related to these awards. The remaining portion of grant date fair value will be recognized as expense in future periods.

(4)	For the period in which the profits interest awards were outstanding during 2007, we recognized a total of $1.0 million of consolidated compensation expense related to these awards. The remaining portion of grant date fair value will be recognized as expense in future periods.

(5)	For the period in which Mr. Thompson’s awards were outstanding during 2007, we recognized a total of $0.2 million of consolidated compensation expense related to such awards. The remaining portion of grant date fair value of Mr. Thompson’s restricted unit and unit option awards issued under the TEPPCO 2006 LTIP will be recognized as expense in future periods. Based on current information, we expect to recognize consolidated compensation expense of $42 thousand in future periods related to Mr. Thompson’s UARs.

     The fair value amounts presented in the table are based on certain assumptions and considerations made by management. The grant date fair values of restricted unit awards issued under the EPCO 1998 Plan in May 2007 were based on a market price of Enterprise Products Partners’ common units of $30.96 per unit and an assumed forfeiture rate of 17.0%. The grant date fair values of unit option awards issued under the EPCO 1998 Plan in May 2007 were based on the following assumptions: (i) expected life of the options of seven years; (ii) risk-free interest rate of 4.8%; (iii) an expected distribution yield on Enterprise Products Partners’ common units of 8.4%; and (iv) an expected unit price volatility of Enterprise Products Partners’ common units of 23.2%.
     The fair value of the EPE Unit III profits interest awards issued in May 2007 was based on the following assumptions: (i) remaining life of the award of five years; (ii) risk-free interest rate of 4.6%; (iii) an expected distribution yield on the Parent Company’s Units of 4.1% and (iv) an expected unit price volatility of the Parent Company’s Units of 17.6%.
     Awards granted to Robert G. Phillips in May 2007 were cancelled in connection with his $8.8 million cash separation payment paid in June 2007.
     The grant date fair values of restricted unit awards issued to Mr. Thompson under the 2006 LTIP in May 2007 were based on a market price of TEPPCO’s common units of $45.35 per unit and an assumed forfeiture rate of 17.0%. The grant date fair values of unit option awards issued to Mr. Thompson under the 2006 LTIP in May 2007 were based on the following assumptions: (i) expected life of the options of seven years; (ii) risk-free interest rate of 4.8%; (iii) an expected distribution yield on TEPPCO’s common units of 7.9%; and (iv) an expected unit price volatility of TEPPCO’s common units of 18.0%.
     Mr. Thompson’s UAR awards issued in May 2007 under the 2006 LTIP are accounted for as liability awards under SFAS 123(R). The grant date price of these rights was $45.35 per unit for TEPPCO’s common units. At December 31, 2007, the total fair value of these 66,152 UARs was $52 thousand, which was based on the following assumptions: (i) remaining life of the award of four years; (ii) risk-free interest rate of 3.6%; (iii) an expected distribution yield on TEPPCO’s common units of 6.8%; and (iv) an expected unit price volatility of TEPPCO’s common units of 14.7%.
Summary of Long-Term Incentive Arrangements Underlying 2007 Award Grants
     The following information summarizes the types of awards granted to our Named Executive Officers during the year ended December 31, 2007. For detailed information regarding our accounting for unit-based awards, see Note 6 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report. As used in the context of the EPCO and TEPPCO Plans, the term “restricted unit” represents a time-vested unit under SFAS 123(R). Such awards are non-vested until the required service period expires.
     Grants under the EPCO 1998 Plan. The EPCO 1998 Plan provides for incentive awards to EPCO’s key employees who perform management, administrative or operational functions for us or our affiliates. Awards granted under the EPCO 1998 Plan may be in the form of unit options, restricted units, phantom units and distribution equivalent rights (“DERs”).
     When issued, the exercise price of each option grant is equivalent to the market price per unit of Enterprise Products Partners’ common units on the date of grant. In general, options granted under the EPCO 1998 Plan have a vesting period of four years and remain exercisable for ten years from the date of grant.
     Restricted unit awards under the EPCO 1998 Plan allow recipients to acquire common units of Enterprise Products Partners (at no cost to the recipient) once a defined vesting period expires, subject to certain forfeiture provisions. The restrictions on such awards generally lapse four years from the date of grant. The fair value of restricted units is based on the market price per unit of Enterprise Products Partners’ common units on the date of grant less an allowance for estimated forfeitures. Each recipient is also entitled to cash distributions equal to the product of the number of restricted units outstanding for the participant and the cash distribution per unit paid by Enterprise Products Partners to its unitholders.
     The EPCO 1998 Plan provides for the issuance of phantom unit awards. These liability awards are automatically redeemed for cash based on the vested portion of the fair market value of the phantom units at redemption dates in each award. The fair market value of each phantom unit award is equal to the market closing price of Enterprise Products Partners’ common units on the redemption date. Each participant is required to redeem their phantom units as they vest, which typically is four years from the date the award is granted. No phantom unit awards have been granted under the EPCO 1998 Plan to date.
     The EPCO 1998 Plan also provides for the award of distribution equivalent rights (“DERs”) in tandem with its phantom unit awards. A DER entitles the participant to cash distributions equal to the product of the number of phantom units outstanding for the participant and the cash distribution rate paid by Enterprise Products Partners to its unitholders.

     Employee Partnership awards. EPCO formed the Employee Partnerships to serve as long-term incentive arrangements for certain employees of EPCO by providing “profits interests” in the underlying limited partnerships (i.e. EPE Unit I, EPE Unit II and EPE Unit III). Certain of our Named Executive Officers have been granted profits interest awards in EPE Unit I (formed in August 2005), EPE Unit II (formed in December 2006) and EPE Unit III (formed in May 2007). The profits interest awards (or Class B limited partner interests) entitle each holder to participate in the appreciation in value of the Parent Company’s Units and are subject to forfeiture.
     The following table provides information regarding the Named Executive Officers’ share of such profits interest at December 31, 2007:

		Estimated
	Percentage	Liquidation
	Ownership	Value To Be
	of Class B	Received
Plan Name	Interests (1)	by Officer (2)

EPE Unit I: (3)
Michael A. Creel	7.92%	$1,100,679
W. Randall Fowler	5.32%	739,257
James H. Lytal	5.32%	739,257
A.J. Teague	5.32%	739,257
Richard H. Bachmann	7.92%	1,100,679
EPE Unit II: (4)
Dr. Ralph S. Cunningham	100.0%	$0
EPE Unit III: (5)
Michael A. Creel	7.63%	$0
Dr. Ralph S. Cunningham	7.63%	$0
W. Randall Fowler	7.63%	$0
James H. Lytal	6.36%	$0
A.J. Teague	6.36%	$0
Richard H. Bachmann	7.63%	$0

(1)	Reflects Named Executive Officer share of profits interest at December 31, 2007.

(2)	Values based on December 31, 2007 closing price of the Parent Company’s Units of $37.02 per unit and taking into account the terms of liquidation outlined in each Employee Partnership agreement.

(3)	At December 31, 2007, the total profits interests of EPE Unit I would have been worth $13.9 million, of which each Named Executive Officer would have received his proportionate share.

(4)	The EPE Unit II Class B partnership interest had no liquidation value at December 31, 2007 due to a decrease in the market value of the Parent Company’s Units since the formation of EPE Unit II.

(5)	The EPE Unit III Class B partnership interests had no liquidation value at December 31, 2007 due to a decrease in the market value of the Parent Company’s Units since the formation of EPE Unit III.

     TEPPCO 2006 LTIP. The TEPPCO 2006 LTIP provides for awards of TEPPCO common units and other rights to non-employee directors of TEPPCO GP and to employees of EPCO and its affiliates providing services to TEPPCO. Awards under the TEPPCO 2006 LTIP may be granted in the form of unit options, restricted units, phantom units, UARs and DERs. If a participant resigns prior to having an award vest, the award is forfeited. Death or disability of the participant will accelerate vesting. In addition, vesting is accelerated upon retirement of the participant on or after reaching age 60 with the approval of TEPPCO GP’s ACG Committee.
     When issued, the exercise price of each option grant is equivalent to the market price per unit of TEPPCO’s common units on the date of grant. In general, options granted under the TEPPCO 2006 LTIP have a vesting period of four years and remain exercisable for ten years from the date of grant.
     Restricted unit awards under the TEPPCO 2006 LTIP allow recipients to acquire the underlying common units (at no cost to the recipient) once a defined vesting period expires, subject to certain forfeiture provisions. The restrictions on such nonvested units generally lapse four years from the date of grant. The fair value of restricted units is based on the market price per unit of TEPPCO’s common units on the date of grant less an allowance for estimated forfeitures. Each recipient of a TEPPCO restricted unit award is entitled to cash distributions equal to the product of the number of restricted units outstanding for the participant and the cash distribution per unit paid by TEPPCO to its unitholders.
     The TEPPCO 2006 LTIP also provides for the issuance of phantom unit awards. These liability awards are automatically redeemed for cash based on the vested portion of the fair market value of the phantom units at redemption dates in each award. The fair market value of each phantom unit award is equal to the NYSE closing price of TEPPCO’s common units on the redemption date. Each participant is required to redeem their phantom units as they vest, which typically is four years from the date the award is granted.
     This incentive plan provides for the grants of UARs. The UARs entitle each participant to receive a cash payment on the vesting date equal to the excess, if any, of the fair market value of TEPPCO’s common units (determined as of a future vesting date) over the grant date fair value of such common units. These UARs are accounted for similar to liability awards under SFAS 123(R) since they will be settled with cash. The vesting period for these awards is typically five years.
     The TEPPCO 2006 LTIP provides for the award of DERs in tandem with its phantom unit, and UAR awards. With respect to DERs granted in connection with phantom units, the participant is entitled to cash distributions equal to the product of the number of phantom units outstanding for the participant and the cash distribution rate paid by TEPPCO to its unitholders. With respect to DERs granted in connection with UARs, the participant is entitled to the product of the number of UARs outstanding for the participant and the difference between the current declared cash distribution rate paid by TEPPCO and the declared cash distribution rate paid by TEPPCO at the time the UAR was granted.
     EPCO 2005 Plan. The EPCO 2005 Plan was established to encourage our independent directors and employees of EPCO that perform services for the Parent Company to increase their ownership of Parent Company Units and to develop a sense of proprietorship and personal involvement in the business and financial success of the Parent Company. This plan provides for the future issuance of unit options, restricted units, phantom units and UARs denominated in the Parent Company’s Units. The maximum number of Units that can be issued under the EPCO 2005 Plan is 250,000. With the exception of 90,000 UARs issued to the independent directors of EPE Holdings, no other awards have been issued under this plan.
     See Note 25 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding the formation of Enterprise Products 2008 Long-Term Incentive Plan in January 2008 and Enterprise Unit L.P. in February 2008.

Equity Awards Outstanding at December 31, 2007
     The following table presents information concerning each Named Executive Officer’s unexercised incentive awards as of December 31, 2007 that were issued under EPCO’s 1998 Plan.

		Option Awards			Unit Awards
		Number of				Market
		Units			Number	Value
		Underlying	Option		of Units	of Units
		Options	Exercise	Option	That Have	That Have
	Vesting	Unexercisable	Price	Expiration	Not Vested	Not Vested
Name	Date	(#)	($/Unit)	Date	(#)	($)

Restricted unit awards:
Michael A. Creel	Various (1)	—	—	—	103,053	$3,285,330
Dr. Ralph S. Cunningham	Various (1)	—	—	—	38,500	1,227,380
W. Randall Fowler	Various (1)	—	—	—	58,777	1,873,811
James H. Lytal	Various (1)	—	—	—	86,032	2,742,700
A.J. Teague	Various (1)	—	—	—	60,500	1,928,740
Richard H. Bachmann	Various (1)	—	—	—	103,053	3,285,330

Unit option awards:
Michael A. Creel:
May 10, 2004 option grant	5/10/08	35,000	$20.00	5/10/14	—	—
August 4, 2005 option grant	8/04/09	35,000	26.47	8/04/15	—	—
May 1, 2006 option grant	5/01/10	40,000	24.85	5/01/16	—	—
May 29, 2007 option grant	5/29/11	60,000	30.96	5/29/17	—	—
Dr. Ralph S. Cunningham:
May 1, 2006 option grant	5/01/10	40,000	24.85	5/01/16	—	—
May 29, 2007 option grant	5/29/11	60,000	30.96	5/29/17	—	—
W. Randall Fowler:
May 10, 2004 option grant	5/10/08	10,000	20.00	5/10/14	—	—
August 4, 2005 option grant	8/04/09	25,000	26.47	8/04/15	—	—
May 1, 2006 option grant	5/01/10	40,000	24.85	5/01/16	—	—
May 29, 2007 option grant	5/29/11	45,000	30.96	5/29/17	—	—
James H. Lytal:
September 30, 2004 option grant	9/30/08	35,000	23.18	9/30/14	—	—
August 4, 2005 option grant	8/04/09	35,000	26.47	8/04/15	—	—
May 1, 2006 option grant	5/01/10	40,000	24.85	5/01/16	—	—
May 29, 2007 option grant	5/29/11	60,000	30.96	5/29/17	—	—
A.J. Teague:
May 10, 2004 option grant	5/10/08	35,000	20.00	5/10/14	—	—
August 4, 2005 option grant	8/04/09	35,000	26.47	8/04/15	—	—
May 1, 2006 option grant	5/01/10	40,000	24.85	5/01/16	—	—
May 29, 2007 option grant	5/29/11	60,000	30.96	5/29/17	—	—
Richard H. Bachmann:
May 10, 2004 option grant	5/10/08	35,000	20.00	5/10/14	—	—
August 4, 2005 option grant	8/04/09	35,000	26.47	8/04/15	—	—
May 1, 2006 option grant	5/01/10	40,000	24.85	5/01/16	—	—
May 29, 2007 option grant	5/29/11	60,000	30.96	5/29/17	—	—

(1)	Of the 449,915 restricted units presented in the table, 182,415 vest in 2008, 46,000 vest in 2009, 72,000 vest in 2010, and 149,500 vest in 2011.

     The following table presents information concerning each Named Executive Officer’s nonvested profits interest awards as of December 31, 2007.

		Option Awards			Unit Awards
		Number of				Market
		Units			Number	Value
		Underlying	Option		of Units	of Units
		Options	Exercise	Option	That Have	That Have
	Vesting	Unexercisable	Price	Expiration	Not Vested	Not Vested
Name	Date	(#)	($/Unit)	Date	(#)	($)

EPE Unit I profits interest awards:
Michael A. Creel	8/30/10	—	—	—	—	$1,100,679
W. Randall Fowler	8/30/10	—	—	—	—	739,257
James H. Lytal	8/30/10	—	—	—	—	739,257
A.J. Teague	8/30/10	—	—	—	—	739,257
Richard H. Bachmann	8/30/10	—	—	—	—	1,100,679
     The following table presents information regarding Mr. Thompson’s nonvested incentive awards as of December 31, 2007.

	Option Awards			Unit Awards
	Number of				Market
	Units			Number	Value
	Underlying	Option		of Units	of Units
	Options	Exercise	Option	That Have	That Have
	Unexercisable	Price	Expiration	Not Vested	Not Vested
Name	(#)	($/Unit)	Date	(#)	($)

Jerry E. Thompson:
Phantom unit awards (1)	—	—	—	26,000	$996,580
Restricted unit awards (2)	—	—	—	19,000	728,270
Unit option awards (2)	45,000	$45.35	5/21/2017	—	—
UAR awards (3)	66,152	$45.35	5/22/2012	—	—

(1)	13,000 phantom units will vest in 2008 and the remaining 13,000 will vest in 2009.

(2)	These awards were granted under the TEPPCO 2006 LTIP and vest in 2011.

(3)	These awards were granted under the TEPPCO 2006 LTIP and vest in 2012.

Option Exercises and Stock Vested Table
     The Named Executive Officers did not exercise any unit options during 2007. The following table presents information concerning the vesting of phantom unit awards held by Mr. Thompson during 2007.

Unit Awards
Number of
	Common Units	Value
	Acquired	Realized
	On Vesting	On Vesting
Name	(#)	($) (1)

Jerry E. Thompson (1)	—	$577,070

(1)	Represents an April 2007 cash payout from the TEPPCO 1999 Plan in connection with the vesting of 13,000 phantom units.
Nonqualified Deferred Compensation for the 2007 Fiscal Year
     During 2007, no Named Executive Officer received deferred compensation (other than incentive awards described elsewhere) on a basis that was not tax-qualified with respect to any defined contribution or other plan.
Potential Payments Upon Termination or Change-in-Control
     With respect to awards granted under the TEPPCO 1999 Plan, effective upon a consolidation, merger or combination of the business of Enterprise Products Partners and TEPPCO (a “Business Combination”), as determined by EPCO, in its discretion, prior to the end of the performance period, the award shall terminate in full without payment. Upon such Business Combination, the participant will be granted either restricted units or phantom units (as determined by EPCO in its discretion) under an EPCO long-term incentive plan (the “EPCO Grant”) equal to the number of long-term incentive units granted by TEPPCO multiplied by the quotient of (i) the closing sales price of TEPPCO common units on the effective date of the Business Combination divided by (ii) the closing sales price of Enterprise Products Partners’ common units on that date. The EPCO Grant will also provide for earlier vesting upon certain qualifying terminations of employment prior to the end of the vesting period.
     With respect to the phantom unit awards issued to Mr. Thompson under the TEPPCO 1999 Plan, the EPCO Grant will provide, to the extent that such EPCO Grant is awarded prior to any one of the following dates, that one half will vest in April 2008 and the remaining one-half in April 2009, assuming Mr. Thompson’s continuing employment through the vesting period. The estimated aggregate value of these potential cash payments is $996,580, which represents the market value of Mr. Thompson’s 26,000 phantom unit awards based on TEPPCO’s common unit price of $38.33 per unit at December 31, 2007.
     In addition, the TEPPCO 2006 LTIP provides that Mr. Thompson would receive a cash payment equal to the market value (at the date of termination) of his restricted unit awards issued under the plan in the event of his termination due to death, disability or retirement (with the approval of TEPPCO GP) on or after reaching age 60. The estimated market value of Mr. Thompson’s nonvested restricted unit awards was $728,270 at December 31, 2007.

Director Compensation
     The following table presents information regarding compensation to the independent directors of our general partner during 2007.

	Fees Earned		Unit
	or Paid	Unit	Appreciation
	in Cash	Awards	Rights	Total
Name	($)	($)	($) (1)	($)

Charles E. McMahen	$86,875	—	$32,948 (2)	$119,823
Edwin E. Smith	75,000	—	32,948 (3)	107,948
Thurmon Andress	75,000	—	34,530 (4)	109,530
W. Matt Ralls (5)	18,500	—	—	18,500

(1)	Amounts presented reflect compensation expense recognized by EPE Holdings with respect to the UARs granted to these individuals in 2006.

(2)	At December 31, 2007, the fair value of the 30,000 UARs granted to Mr. McMahen was $96 thousand.

(3)	At December 31, 2007, the fair value of the 30,000 UARs granted to Mr. Smith was $96 thousand.

(4)	At December 31, 2007, the fair value of the 30,000 UARs granted to Mr. Andress was $102 thousand.

(5)	Mr. Ralls resigned from the Board of Directors effective March 16, 2007.
     Neither we nor EPE Holdings provide any additional compensation to employees of EPCO who serve as directors of our general partner. The employees of EPCO who served as directors of EPE Holdings during 2007 were Messrs. Duncan, Creel, Fowler, Bachmann and Phillips.
     Currently, EPE Holdings’ three independent directors, Messrs. McMahen, Smith, and Andress, are provided cash compensation for their services as follows:
▪	Each independent director receives $75,000 in cash annually.

▪	If the individual serves as Chairman of the ACG Committee of the Board of Directors, then he receives an additional $15,000 in cash annually.
     As of December 31, 2007, each of Messrs. McMahen, Smith and Andress have been granted 30,000 UARs under the EPCO 2005 Plan. Of the 90,000 UARs outstanding, 20,000 vest in August 2011 (issued August 2006) and 70,000 vest in November 2011 (issued November 2006). The grant date price of the UARs vesting in August 2011 is $35.71 per Unit. The grant date price of the UARs vesting in November 2011 is $34.10. The UARs entitle the directors to receive an amount in the future equal to the excess, if any, of the fair market value of the Parent Company’s Units (determined as of the future vesting date) over the grant date price per Unit, in Units or cash (at the discretion of EPE Holdings). The UARs are accounted for as liability awards by EPE Holdings since it is management’s current intent to satisfy these obligations with cash. If a director resigns prior to vesting, his UAR awards are forfeited.

     At December 31, 2007, the total fair value of the UARs issued in August 2006 and November 2006 was estimated at $0.1 million and $0.3 million, respectively. These estimates were based on the following assumptions: (i) remaining life of award of four years; (ii) risk-free interest rate of 3.6%; (iii) an expected distribution yield on the Parent Company’s Units of 4.4%; and (iv) an expected unit price volatility of the Parent Company’s Units of 16.9%.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
Security Ownership of Certain Beneficial Owners
     The following table sets forth certain information as of February 5, 2008, regarding each person known by our general partner to beneficially own more than 5% of the Parent Company’s Units.

		Amount and
		Nature of
Title of	Name and Address	Beneficial	Percent
Class	of Beneficial Owner	Ownership	of Class

Units	Dan L. Duncan	91,295,432 (1)	74.1%
	1100 Louisiana Street, 10th Floor
	Houston, Texas 77002

Units	Deutsche Bank AG Theodor-Heuss-Allee 70 60468 Frankfurtam Main Federal Republic of Germany	6,493,042 (2)	5.3%

(1)	For a detailed listing of ownership amounts that comprise Mr. Duncan’s total beneficial ownership of the Parent Company’s Units, see the table presented in the following section, “Security Ownership of Management,” within this Item 12 .

(2)	Based on the Schedule 13D filed by Deutsche Bank AG (“Deutsche Bank”) with the SEC on February 5, 2008, Deutsche Bank is the beneficial owner of the Units shown, as a result of being the parent holding company for Deutsche Bank AG, London Branch. Deutsche Bank and Deutsche Bank AG, London Branch have shared voting power with respect to all of these Units.
Security Ownership of Management
     The following tables set forth certain information regarding the beneficial ownership of the Parent Company’s Units and the common units of Enterprise Products Partners, Duncan Energy Partners and TEPPCO as of February 1, 2008 by:
▪	our Named Executive Officers;

▪	the current directors of EPE Holdings; and

▪	the current directors and executive officers of EPE Holdings as a group.
     If an individual does not own any securities in the foregoing registrants, he or she is not listed in the following tables.
     Enterprise Products Partners and TEPPCO are subsidiaries of the Parent Company. Duncan Energy Partners is a subsidiary of Enterprise Products Partners.
     All information with respect to beneficial ownership has been furnished by the respective directors or officers. Each person has sole voting and dispositive power over the securities shown unless otherwise indicated below. Mr. Duncan owns 50.4% of the voting stock of EPCO and, accordingly, exercises sole voting and dispositive power with respect to the securities beneficially owned by affiliates of EPCO. The remaining shares of EPCO capital stock are owned primarily by trusts for the benefit of members of Mr. Duncan’s family. The address of EPCO is 1100 Louisiana Street, 10th Floor, Houston, Texas 77002.
     Essentially all of the ownership interests in the Parent Company, Enterprise Products Partners and TEPPCO that are owned or controlled by EPCO are pledged as security under the credit facility of an

EPCO affiliate. This credit facility contains customary and other events of default relating to EPCO and certain of its affiliates, including us.
     Borrowings under the EPE August 2007 Credit Agreement are secured by the Parent Company’s ownership of (i) 13,454,498 common units of Enterprise Products Partners, (ii) 100% of the membership interests in EPGP, (iii) 38,976,090 common units of Energy Transfer Equity, (iv) 4,400,000 common units of TEPPCO and (v) 100% of the membership interests in TEPPCO GP. See Note 15 of the Notes to Consolidated Financial Statements for information regarding our consolidated debt obligations.
   Parent Company and Enterprise Products Partners

		Amount and
		Nature Of
Title		Beneficial	Percent of
of Class	Name of Beneficial Owner	Ownership	Class

Parent Company:
Units	Dan L. Duncan:
	Units owned by EPCO:
	Through DFI GP Holdings L.P.	11,819,722	9.6%
	Through Duncan Family Interests, Inc.	69,203,487	56.2%
	Units owned by DD Securities LLC	3,745,673	3.0%
	Units owned by Employee Partnerships (1)	6,283,479	5.1%
	Units owned by family trusts (2)	243,071	*

	Total for Dan L. Duncan	91,295,432	74.1%

	Dr. Ralph S. Cunningham (3)	4,000	*
	Michael A. Creel (3)	35,000	*
	W. Randall Fowler (3)	3,000	*
	Richard H. Bachmann (3)	17,469	*
	O. S. Andras	178,571	*
	Charles E. McMahen	10,167	*
	Edwin E. Smith	20,800	*
	Thurmon Andress	9,200	*
	James H. Lytal (3)	5,000	*
	A.J. Teague (3)	17,000	*
	All current directors and executive officers of EPE Holdings, as a group (11 individuals in total)	91,573,639	74.3%

Class C Units	Dan L. Duncan:
	Through Duncan Family Interests, Inc.	2,656,918	16.6%
	Through DFI GP Holdings L.P.	13,343,082	83.4%

	Total for Dan L. Duncan	16,000,000	100.0%

Enterprise Products Partners:
Common	Dan L. Duncan:
Units	Units owned by EPCO:
	Through DFI Delaware Holdings L.P.	120,086,279	27.6%
	Units owned by DD Securities LLC	487,100	*
	Units owned by Parent Company	13,454,498	3.1%
	Units owned by family trusts (2)	13,008,241	3.0%
	Units owned personally	949,927	*

	Total for Dan L. Duncan	147,986,045	34.0%

	Dr. Ralph S. Cunningham (3)	45,106	*
	Michael A. Creel (3)	141,328	*
	W. Randall Fowler (3)	77,061	*
	Richard H. Bachmann	146,014	*
	O. S. Andras	2,050,000	0.5%
	Edwin E. Smith	103,629	*
	Thurmon Andress	400	*
	James H. Lytal (3)	103,325	*
	A.J. Teague (3)	193,941	*
	All current directors and executive officers of EPE Holdings, as a group (11 individuals in total)	150,586,353	34.6%
* Represents a beneficial ownership of less than 1% of class

(1)	As a result of EPCO’s ownership of the general partners of the Employee Partnerships, Mr. Duncan is deemed beneficial owner of the Units held by these entities.

(2)	Mr. Duncan is deemed beneficial owner of the Units held by certain family trusts, the beneficiaries of which are shareholders of EPCO.

(3)	These individuals are Named Executive Officers.

Duncan Energy Partners and TEPPCO

		Amount and
		Nature Of
Title		Beneficial	Percent of
of Class	Name of Beneficial Owner	Ownership	Class

Duncan Energy Partners:
Common	Dan L. Duncan:
Units	Through EPO (1)	5,351,571	26.4%
	Units owned by family trusts (2)	103,100	*

	Total for Dan L. Duncan	5,454,671	26.9%

	Dr. Ralph S. Cunningham (3)	3,000	*
	Michael A. Creel (3)	7,500	*
	W. Randall Fowler (3)	2,000	*
	Richard H. Bachmann	10,172	*
	Charles E. McMahen	20,000	*
	Edwin E. Smith	19,000	*
	Thurmon Andress	3,200	*
	All current directors and executive officers of EPE Holdings, as a group (11 individuals in total)	5,520,143	27.2%

TEPPCO:
Common	Dan L. Duncan:
Units	Units owned by EPCO:
	Through Duncan Family Interests, Inc.	8,986,711	9.5%
	Through DFI GP Holdings L.P.	2,500,000	2.6%
	Units owned by DD Securities LLC	704,564	*
	Units owned by Parent Company	4,400,000	4.6%
	Units owned by family trusts (2)	53,275	*
	Units owned personally	47,000	*

	Total for Dan L. Duncan	16,691,550	17.6%

	Edwin E. Smith	5,000	*
	James H. Lytal (3)	2,700	*
	Jerry E. Thompson (3)	35,491	*
	All current directors and executive officers of EPE Holdings, as a group (11 individuals in total)	16,734,741	17.6%
* Represents a beneficial ownership of less than 1% of class

(1)	Represents the final amount of common units issued to EPO in connection with its contribution of equity interests to Duncan Energy Partners in February 2007.

(2)	Mr. Duncan is deemed beneficial owner of the Units held by certain family trusts, the beneficiaries of which are shareholders of EPCO.

(3)	These individuals are Named Executive Officers.

Securities Authorized for Issuance Under Equity Compensation Plans
     In November 2005, the Parent Company filed a registration statement covering the potential future issuance of up to 250,000 of its Units in connection with its 2005 Plan. The 2005 Plan was established to encourage our independent directors and employees of EPCO that perform services for the Parent Company to increase their ownership of Units and to develop a sense of proprietorship and personal involvement in the business and financial success of the Parent Company. The 2005 Plan provides for the issuance of unit options, restricted units, phantom units and UARs of the Parent Company.
     The following table sets forth certain information as of December 31, 2007 regarding the 2005 Plan.

Number of
Units
remaining
available for
future issuance
	Number of		under equity
	Units to	Weighted-	compensation
	be issued	average	plans (excluding
	upon exercise	exercise price	securities
	of outstanding	of outstanding	reflected in
Plan Category	awards	awards	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by unitholders:
2005 Plan	—	—	160,000
Equity compensation plans not approved by unitholders:
None.	—	—	—

Total for equity compensation plans	—	—	160,000

     The 160,000 Units remaining available for future issuance under the 2005 Plan assumes that EPE Holdings elects to issue Units to its independent directors when the 120,000 UARs outstanding at December 31, 2007 vest. EPE Holdings has the option of issuing Units or making cash payments when the UARs vest. The 2005 Plan is effective until the earlier of (i) all available Units under the plan have been issued to participants, (ii) early termination of the 2005 Plan by EPCO or (iii) the tenth anniversary of the 2005 Plan, which is August 2015.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
     The following information summarizes our business relationships and transactions with related parties during the year ended December 31, 2007. We believe that the terms and provisions of our related party agreements are fair to us; however, such agreements and transactions may not be as favorable to us as we could have obtained from unaffiliated third parties. For additional information regarding our related party transactions, see Note 17 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
Relationship with EPCO and affiliates
     We have an extensive and ongoing relationship with EPCO and its affiliates, which include the following significant entities that are not part of our consolidated group of companies:
▪	EPCO and its consolidated private company subsidiaries;

▪	EPE Holdings, our general partner; and

▪	the Employee Partnerships.
     EPCO is a private company controlled by Dan L. Duncan, who is also a director and Chairman of EPE Holdings and EPGP. At December 31, 2007, EPCO beneficially owned 107,295,432 (or 77.1%) of the Parent Company’s outstanding Units. In addition, at December 31, 2007, EPCO beneficially owned 147,986,050 (or 34.0%) of Enterprise Products Partners’ common units, including 13,454,498 common units owned by the Parent Company. At December 31, 2007, EPCO beneficially owned 16,691,550 (or 18.2%) of TEPPCO’s common units. In addition, at December 31, 2007, EPCO and its affiliates owned 77.1% of the limited partner interests of the Parent Company and 100% of its general partner, EPE Holdings. The Parent Company owns all of the membership interests of EPGP and TEPPCO GP. The principal business activity of EPGP is to act as the sole managing partner of Enterprise Products Partners. The principal business activity of TEPPCO GP is to act as the sole general partner of TEPPCO. The executive officers and certain of the directors of EPGP, TEPPCO GP, and EPE Holdings are employees of EPCO.
     The Parent Company, EPE Holdings, TEPPCO, TEPPCO GP, Enterprise Products Partners and EPGP are separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are separate from those of EPCO and its other affiliates. EPCO and its private company subsidiaries depend on the cash distributions they receive from the Parent Company, TEPPCO, Enterprise Products Partners and other investments to fund their other operations and to meet their debt obligations. EPCO and its affiliates received $355.5 million in cash distributions from us during the year ended December 31, 2007.
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
     An affiliate of EPCO provides us trucking services for the transportation of NGLs and other products. For the year ended December 31, 2007, Enterprise Products Partners and TEPPCO paid this trucking affiliate $20.7 million for such services.
     We lease office space in various buildings from affiliates of EPCO. The rental rates in these lease agreements approximate market rates. For the year ended December 31, 2007, we paid EPCO $7.8 million for office space leases.
     EPCO Administrative Services Agreement. We have no employees. All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”). Enterprise Products Partners and its general partner, the Parent Company and its general partner, Duncan Energy Partners and its general partner, and TEPPCO and its general partner, among other affiliates, are parties to the ASA. The significant terms of the ASA are as follows:
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
     Under the ASA, EPCO subleases to Enterprise Products Partners (for $1 per year) certain equipment which it holds pursuant to operating leases and has assigned to Enterprise Products Partners its purchase option under such leases (the “retained leases”). EPCO remains liable for the actual cash lease payments associated with these agreements. The full value of EPCO’s payments in connection with the retained leases is recorded by Enterprise Products Partners as a non-cash related party operating lease expense. An offsetting amount is recorded by Enterprise Products Partners as a general contribution by its partners, the majority of which is recorded in minority interest in the preparation of our consolidated financial statements. At December 31, 2007, the retained leases were for a cogeneration unit and approximately 100 railcars. Should we decide to exercise the purchase options associated with the retained leases, $2.3 million would be payable in 2008 and $3.1 million in 2016.
     Our operating costs and expenses for the year ended December 31, 2007 include reimbursement payments to EPCO for the costs it incurs to operate our facilities, including compensation of employees. We reimburse EPCO for actual direct and indirect expenses it incurs related to the operation of our assets. Such reimbursements were $385.5 million during the year ended December 31, 2007.
     Likewise, our general and administrative costs for the year ended December 31, 2007 includes amounts we reimburse to EPCO for administrative services, including compensation of employees. In general, our reimbursement to EPCO for administrative services is either (i) on an actual basis for direct expenses it may incur on our behalf (e.g., the purchase of office supplies) or (ii) based on an allocation of such charges between the various parties to ASA based on the estimated use of such services by each party (e.g., the allocation of general legal or accounting salaries based on estimates of time spent on each entity’s business and affairs). Such reimbursements were $82.5 million during the year ended December 31, 2007.
     The ASA also addresses potential conflicts that may arise among parties to the agreement, including (i) Enterprise Products Partners and EPGP; (ii) Duncan Energy Partners and DEP GP; (iii) the Parent Company and EPE Holdings; and (iv) the EPCO Group, which includes EPCO and its affiliates (but does not include the aforementioned entities and their controlled affiliates). The administrative services agreement provides, among other things, that:
▪	If a business opportunity to acquire “equity securities” (as defined) is presented to the EPCO Group; Enterprise Products Partners and EPGP; Duncan Energy Partners and DEP GP; or the Parent Company and EPE Holdings, then the Parent Company will have the first right to pursue such opportunity. The term “equity securities” is defined to include:
▪	general partner interests (or securities which have characteristics similar to general partner interests) and IDRs or similar rights in publicly traded partnerships or interests in persons that own or control such general partner or similar interests (collectively, “GP Interests”) and securities convertible, exercisable, exchangeable or otherwise representing ownership or control of such GP Interests; and

▪	IDRs and limited partner interests (or securities which have characteristics similar to IDRs or limited partner interests) in publicly traded partnerships or interest in “persons” that own or control such limited partner or similar interests (collectively, “non-GP Interests”); provided that such non-GP Interests are associated with GP Interests and are owned by the owners of GP Interests or their respective affiliates.

The Parent Company will be presumed to desire to acquire the equity securities until such time as EPE Holdings advises the EPCO Group, EPGP and DEP GP that the Parent Company has abandoned the pursuit of such business opportunity. In the event that the purchase price of the equity securities is reasonably likely to equal or exceed $100 million, the decision to decline the acquisition will be made by the chief executive officer of EPE Holdings after consultation with and subject to the approval of the Audit, Conflicts and Governance (“ACG”) Committee of EPE Holdings. If the purchase price is reasonably likely to be less than such threshold amount, the chief executive officer of EPE Holdings may make the determination to decline the acquisition without consulting the ACG Committee of EPE Holdings.

In the event that the Parent Company abandons the acquisition and so notifies the EPCO Group, EPGP and DEP GP, Enterprise Products Partners will have the second right to pursue such acquisition either for it or, if desired by Enterprise Products Partners in its sole discretion, for the benefit of Duncan Energy Partners. In the event that Enterprise Products Partners affirmatively directs the opportunity to Duncan Energy Partners, Duncan Energy Partners may pursue such acquisition. Enterprise Products Partners will be presumed to desire to acquire the equity securities until such time as EPGP advises the EPCO Group and DEP GP that Enterprise Products Partners has abandoned the pursuit of such acquisition. In determining whether or not to pursue the acquisition of the equity securities, Enterprise Products Partners will follow the same procedures applicable to the Parent Company, as described above but utilizing EPGP’s chief executive officer and ACG Committee. In the event Enterprise Products Partners abandons the acquisition opportunity for the equity securities and so notifies the EPCO Group and DEP GP, the EPCO Group may pursue the acquisition or offer the opportunity to TEPPCO, TEPPCO GP or their controlled affiliates, in either case, without any further obligation to any other party or offer such opportunity to other affiliates.

▪	If any business opportunity not covered by the preceding bullet point (i.e. not involving equity securities) is presented to the EPCO Group, EPGP, EPE Holdings or the Parent Company, then Enterprise Products Partners will have the first right to pursue such opportunity or, if desired by Enterprise Products Partners in its sole discretion, for the benefit of Duncan Energy Partners. Enterprise Products Partners will be presumed to desire to pursue the business opportunity until such time as EPGP advises the EPCO Group, EPE Holdings and DEP GP that Enterprise Products Partners has abandoned the pursuit of such business opportunity.

In the event the purchase price or cost associated with the business opportunity is reasonably likely to equal or exceed $100 million, any decision to decline the business opportunity will be made by the chief executive officer of EPGP after consultation with and subject to the approval of the ACG Committee of EPGP. If the purchase price or cost is reasonably likely to be less than such threshold amount, the chief executive officer of EPGP may make the determination to decline the business opportunity without consulting EPGP’s ACG Committee. In the event that Enterprise Products Partners affirmatively directs the business opportunity to Duncan Energy Partners, Duncan Energy Partners may pursue such business opportunity. In the event that Enterprise Products Partners abandons the business opportunity for itself and for Duncan Energy Partners and so notifies the EPCO Group, EPE Holdings and DEP GP, the Parent Company will have the second right to pursue such business opportunity, and will be presumed to desire to do so, until such time as EPE Holdings shall have determined to abandon the pursuit of such opportunity in accordance with the procedures described above, and shall have advised the EPCO Group that we have abandoned the pursuit of such acquisition.

In the event that the Parent Company abandons the acquisition and so notifies the EPCO Group, the EPCO Group may either pursue the business opportunity or offer the business opportunity to a private company affiliate of EPCO or TEPPCO and TEPPCO GP without any further obligation to any other party or offer such opportunity to other affiliates.

     None of the EPCO Group, EPGP, Enterprise Product Partners, DEP GP, Duncan Energy Partners, EPE Holdings or the Parent Company have any obligation to present business opportunities to TEPPCO or TEPPCO GP. Likewise, TEPPCO and TEPPCO GP have no obligation to present business opportunities to the EPCO Group, EPGP, Enterprise Products Partners, DEP GP, Duncan Energy Partners, EPE Holdings or the Parent Company.
     Employee Partnerships. EPCO formed the Employee Partnerships to serve as an incentive arrangement for key employees of EPCO by providing them a “profits interest” in such partnerships. Certain EPCO employees who work on behalf of us and EPCO were issued Class B limited partner interests and admitted as Class B limited partners without any capital contribution. The profits interest awards (i.e., the Class B limited partner interests) in the Employee Partnerships entitles each holder to participate in the appreciation in value of the Parent Company’s Units. For information regarding the Employee Partnerships, see Note 6 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
Relationships with Unconsolidated Affiliates
     Many of our unconsolidated affiliates perform supporting or complementary roles to our other business operations. Since we and our affiliates hold ownership interests in these entities and directly or indirectly benefit from our related party transactions with such entities, they are presented here.
     The Parent Company acquired equity method investments in Energy Transfer Equity and its general partner in May 2007. As a result, Energy Transfer Equity and its consolidated subsidiaries became related parties to our consolidated businesses. For the eight months ended December 31, 2007, we recorded $294.6 million of revenues from Energy Transfer Partners, L.P. (“ETP”), primarily from NGL marketing activities. We incurred $35.2 million in operating costs and expenses for the eight months ended December 31, 2007 paid to ETP. We have a long-term revenue generating contract with Titan Energy Partners, L.P. (“Titan”), a consolidated subsidiary of ETP. Titan purchases substantially all of its propane requirements from us. The contract continues until March 31, 2010 and contains renewal and extension options. We and Energy Transfer Company (“ETC OLP”) transport natural gas on each other’s systems and share operating expenses on certain pipelines. ETC OLP also sells natural gas to us. We received $29.9 million in cash distributions from our investments in LE GP and Equity Transfer Equity in 2007.
     The following information summarizes significant related party transactions with our other unconsolidated affiliates:
▪	We sell natural gas to Evangeline, which, in turn, uses the natural gas to satisfy supply commitments it has with a major Louisiana utility. Revenues from Evangeline totaled $268.0 million for the year ended December 31, 2007. In addition, we furnished $1.1 million in letters of credit on behalf of Evangeline at December 31, 2007.

▪	We pay Promix for the transportation, storage and fractionation of NGLs. In addition, we sell natural gas to Promix for its plant fuel requirements. For the year ended December 31, 2007, we recorded revenues of $17.3 million from Promix and paid Promix $30.4 million for its services to us.

▪	We perform management services for certain of our unconsolidated affiliates. We charged such affiliates $11.0 million for such services during the year ended December 31, 2007.

▪	For the year ended December 31, 2007, TEPPCO paid $3.8 million to Centennial in connection with a pipeline capacity lease. In addition, TEPPCO paid $5.3 million to Centennial in 2007 for other pipeline transportation services.

▪	For the year ended December 31, 2007, TEPPCO paid Seaway $4.7 million for transportation and tank rentals in connection with its crude oil marketing activities.

Relationship with Duncan Energy Partners
     In September 2006, Duncan Energy Partners, a consolidated subsidiary of Enterprise Products Partners, was formed to acquire, own, and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO. On February 5, 2007, this subsidiary completed its initial public offering of 14,950,000 common units at $21.00 per unit, which generated net proceeds to Duncan Energy Partners of $291.9 million. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, Duncan Energy Partners distributed $260.6 million of these net proceeds to Enterprise Products Partners (along with $198.9 million in borrowings under its credit facility and a final amount of 5,351,571 common units of Duncan Energy Partners).
     Enterprise Products Partners contributed 66% of its equity interests in the certain of its subsidiaries to Duncan Energy Partners. In addition to the 34% direct ownership interest Enterprise Products Partners retained in these subsidiaries of Duncan Energy Partners, it also owns the 2% general partner interest in Duncan Energy Partners and 26.4% of Duncan Energy Partners’ outstanding common units. Accordingly, Enterprise Products Partners has in effect retained a net economic interest of approximately 52.4% in Duncan Energy Partners as of December 31, 2007. EPO directs the business operations of Duncan Energy Partners through its control of the general partner of Duncan Energy Partners. Certain of Enterprise Products Partners’ officers and directors are also beneficial owners of common units of Duncan Energy Partners.
     Enterprise Products Partners has significant involvement with all of the subsidiaries of Duncan Energy Partners, including the following types of transactions: (i) it utilizes storage services to support its Mont Belvieu fractionation and other businesses; (ii) it buys natural gas from and sells natural gas in connection with its normal business activities; and (iii) it is currently the sole shipper on an NGL pipeline system located in south Texas.
     Enterprise Products Partners may contribute or sell other equity interests in its subsidiaries to Duncan Energy Partners and use the proceeds it receives from Duncan Energy Partners to fund its capital spending program. Enterprise Products Partners has no obligation or commitment to enter into such transactions with Duncan Energy Partners.
Review and Approval of Transactions with Related Parties
     Our partnership agreement and ACG Committee charter set forth policies and procedures for the review and approval of certain transactions with persons affiliated with or related to us. As further described below, our partnership agreement and ACG Committee charter set forth procedures by which related party transactions and conflicts of interest may be approved or resolved by our general partner or the ACG Committee. Under our partnership agreement, whenever a potential conflict of interest exists or arises between our general partner or any of its affiliates, on the one hand, and us, any of our subsidiaries or any partner, on the other hand, any resolution or course of action by our general partner or its affiliates in respect of such conflict of interest is permitted and deemed approved by all of our partners, and will not constitute a breach of our partnership agreement or any agreement contemplated by such agreement, or of any duty stated or implied by law or equity, if the resolution or course of action is or, by operation of the partnership agreement is deemed to be, fair and reasonable to us; provided that, any conflict of interest and any resolution of such conflict of interest will be conclusively deemed fair and reasonable to us if such conflict of interest or resolution is (i) approved by a majority of the members of our ACG Committee (“Special Approval”), or (ii) on terms objectively demonstrable to be no less favorable to us than those generally being provided to or available from unrelated third parties.
     The ACG Committee (in connection with Special Approval) is authorized in connection with its resolution of any conflict of interest to consider:
▪	the relative interests of any party to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interest;

▪	the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to the Partnership);

▪	any customary or accepted industry practices and any customary or historical dealings with a particular person;

▪	any applicable generally accepted accounting or engineering practices or principles;

▪	the relative cost of capital of the parties and the consequent rates of return to the equity holders of the parties; and

▪	such additional factors as the committee determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.
     The review and approval process of the ACG Committee, including factual matters that may be considered in determining whether a transaction is fair and reasonable, is generally governed by Section 7.9 of our partnership agreement. As discussed above, the ACG Committee’s Special Approval is conclusively deemed fair and reasonable to us under the partnership agreement.
     Related party transactions that do not occur under the ASA and that are not reviewed by the ACG Committee, as described above, may be subject to our general partner’s Board-approved written internal review and approval policies and procedures. These internal policies and procedures, which apply to related party transactions as well as transactions with unrelated parties, specify thresholds for our general partner’s officers and managers to authorize various categories of transactions, including purchases and sales of assets, expenditures, commercial and financial transactions and legal agreements. The specified thresholds for some categories of transactions are less than $120,000 and for others are substantially greater.
     In submitting a matter to the ACG Committee, the Board or the general partner may charge the committee with reviewing the transaction and providing the Board a recommendation, or it may delegate to the committee the power to approve the matter. When so engaged, the ACG Committee Charter provides that, unless the ACG Committee determines otherwise, the committee shall perform the following functions:
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
     On November 6, 2007, the ACG Committee charter was amended and restated. The amended and restated charter provides, among other things, that the ACG Committee will review and approve related-party transactions (i) for which Board approval is required by the partnership’s management authorization policy (generally, for transactions involving amounts greater than $100 million), (ii) where an officer or director of our general partner or of any partnership subsidiary is a party, (iii) when requested to do so by management of the partnership or the Board, or (iv) pursuant to the limited partnership agreement of the partnership or the limited liability company agreement of our general partner.
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
     The ACG Committee does not separately review individual transactions covered by our administrative services agreement with EPCO, which agreement and related allocation methods have been previously reviewed and approved by the ACG Committee and/or the Board. The administrative services agreement governs numerous day-to-day transactions between us and our subsidiaries and EPCO and its affiliates, including the provision by EPCO of administrative and other services to us and our subsidiaries and our reimbursement of costs for those services.
Director Independence
     Messrs. McMahen, Smith and Andress have been determined to be independent under the applicable NYSE listing standards and are independent under the rules of the SEC applicable to audit committees. For a discussion of independence standards applicable to the Board and factors considered by the Board in making its independence determinations, please refer to “Corporate Governance” and “ACG Committee” under Item 10 of this annual report.
Item 14. Principal Accountant Fees and Services.
     The Parent Company (the registrant) has engaged Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) as its principal accountant. The following table summarizes fees the Parent Company paid Deloitte & Touche for independent auditing, tax and related services for each of the last two fiscal years (dollars in thousands):

	For Year Ended December 31,
	2007	2006
Enterprise GP Holdings L.P.
Audit Fees (1)	$806	$249
Audit-Related Fees (2)	16	n/a
Tax Fees (3)	59	78
All Other Fees (4)	n/a	n/a

(1)	Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with (i) the audit of our annual financial statements and internal controls over financial reporting, (ii) the review of our quarterly financial statements or (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report on Form 10-K.

(2)	Audit-related fees represent amounts we were billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews. This category primarily includes services relating to internal control assessments and accounting-related consulting.

(3)	Tax fees represent amounts we were billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice, and tax planning. This category primarily includes services relating to the preparation of unitholder annual K-1 statements and partnership tax planning.

(4)	All other fees represent amounts we were billed in each of the years presented for services not classifiable under the other categories listed in the table above. No such services were rendered by Deloitte & Touche during the last two years.

     The ACG Committee of EPE Holdings has approved the use of Deloitte & Touche as the Parent Company’s independent principal accountant. In connection with its oversight responsibilities, the ACG Committee has adopted a pre-approval policy regarding any services proposed to be performed by Deloitte & Touche. The pre-approval policy includes four primary service categories: Audit, Audit-related, Tax and Other.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements
     For a listing of our financial statements and accompanying footnotes, see “Index to Financial Statements” under Item 8 of this annual report.
(a)(2) Financial Statement Schedules
     All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.
(a)(3) Exhibits

Exhibit
Number	Exhibit*
2.1	Securities Purchase Agreement, dated as of May 7, 2007, by and among Enterprise GP Holdings L.P., Natural Gas Partners VI, L.P., Ray C. Davis, Avatar Holdings, LLC, Avatar Investments, LP, Lon Kile, MHT Properties, Ltd., P. Brian Smith Holdings, LP., and LE GP, LLC (incorporated by reference to Exhibit 10.1 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

2.2	Securities Purchase Agreement, dated as of May 7, 2007, by and among Enterprise GP Holdings L.P., DFI GP Holdings L.P. and Duncan Family Interests, Inc. (incorporated by reference to Exhibit 10.4 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

3.1	First Amended and Restated Agreement of Limited Partnership of Enterprise GP Holdings L.P., dated as of August 29, 2005 (incorporated by reference to Exhibit 3.1 to Enterprise GP Holdings’ Form 10-Q filed November 4, 2005).

3.2	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Enterprise GP Holdings L.P., dated as of May 7, 2007 (incorporated by reference to Exhibit 3.1 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

3.3	First Amendment to First Amended and Restated Partnership Agreement of Enterprise GP Holdings L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to Enterprise GP Holdings’ Form 8-K/A filed on January 3, 2008).

3.4	Second Amendment to First Amended and Restated Partnership Agreement of Enterprise GP Holdings L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K/A filed on January 3, 2008).

3.5	Third Amended and Restated Limited Liability Company Agreement of EPE Holdings, LLC, dated as of November 7, 2007 (incorporated by reference to Exhibit 3.3 to Form 10-Q filed on November 9, 2007).

3.6	Certificate of Limited Partnership of Enterprise GP Holdings L.P. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Enterprise GP Holdings’ Form S-1 Registration Statement, Reg. No. 333-124320, filed July 21, 2005).

3.7	Certificate of Formation of EPE Holdings, LLC (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Enterprise GP Holdings’ Form S-1 Registration Statement, Reg. No. 333-124320, filed July 21, 2005).

3.8	Fifth Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P., dated effective as of August 8, 2005 (incorporated by reference to Exhibit 3.1 to Enterprise Products Partners’ Form 8-K filed August 10, 2005).

3.9	First Amendment to Fifth Amended and Restated Partnership Agreement of Enterprise Products Partners L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to Enterprise Products Partners’ Form 8-K filed January 3, 2008).

Exhibit
Number	Exhibit*
3.10	Fifth Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, dated as of November 7, 2007 (incorporated by reference to Exhibit 3.2 to Enterprise Products Partners’ Form 10-Q filed November 9, 2007).

3.11	Amended and Restated Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC dated May 7, 2007 (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (commission File No. 1-10403) filed on May 10, 2007).

3.12	Fourth Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated December 8, 2006 (Filed as Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on December 13, 2006).

3.13	First Amendment to Fourth Amended and Restated Partnership Agreement of TEPPCO Partners, L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to TEPPCO Partners’ Form 8-K filed December 28, 2007).

4.1	Specimen Unit certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Enterprise GP Holdings’ Form S-1 Registration Statement, Reg. No. 333-124320, filed August 11, 2005).

4.2	Registration Rights Agreement dated as of July 17, 2007 by and among Enterprise GP Holdings L.P. and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Enterprise GP Holdings’ Form 8-K filed on July 12, 2007).

4.3	Second Amended and Restated Credit Agreement, dated as of May 1, 2007, by and among Enterprise GP Holdings L.P., as Borrower, the Lenders named therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent, Citibank, N.A., as Issuing Bank, and The Bank of Nova Scotia, Sun Trust Bank and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (incorporated by reference to Exhibit 10.5 to Enterprise GP Holdings’ Form 8-K filed May 10, 2007).

4.4	Third Amended and Restated Credit Agreement dated as of August 24, 2007, among Enterprise GP Holdings L.P., the Lenders party thereto, Citicorp North American, Inc., as Administrative Agent, and Citibank, N.A., as Issuing Bank. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 30, 2007).

4.5	First Amendment to Third Amended and Restated Credit Agreement dated as of November 8, 2007, among Enterprise GP Holdings L.P., the Term Loan B Lenders party thereto, Citicorp North American, Inc., as Administrative Agent, and Citigroup Global Markets, Inc. and Lehman Brothers Inc. as Co-Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 14, 2007).

4.6	Unit Purchase Agreement dated as of July 13, 2007 by and among Enterprise GP Holdings L.P., EPE Holdings, LLC and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 18, 2007).

4.7	Registration Rights Agreement dated as of July 17, 2007 by and among Enterprise GP Holdings L.P. and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 18, 2007).

4.8	Unitholder Rights and Restrictions Agreement, dated as of May 7, 2007, by and among Energy Transfer Equity, L.P., Enterprise GP Holdings L.P., Natural Gas Partners VI, L.P. and Ray C. Davis (incorporated by reference to Exhibit 10.3 to Enterprise GP Holdings’ Form 8-K filed May 10, 2007).

10.1***	EPE Unit L.P. Agreement of Limited Partnership (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 1, 2005).

10.2***	First Amendment to EPE Unit L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.3***	EPE Unit II, L.P. Agreement of Limited Partnership (incorporated by reference to Exhibit 10.13 to Form 10-K filed by Enterprise Products Partners L.P. on February 28, 2007).

10.4***	First Amendment to EPE Unit II, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.5***	EPE Unit III, L.P. Agreement of Limited Partnership dated May 7, 2007 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 10, 2007).

Exhibit
Number	Exhibit*
10.6***	First Amendment to EPE Unit III, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.7***	Enterprise Products Company 2005 EPE Long-Term Incentive Plan (amended and restated) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 8, 2006).

10.8***	Form of Restricted Unit Grant under the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.29 to Amendment No. 3 to Form S-1 Registration Statement (Reg. No. 333-124320) filed on August 11, 2005).

10.9***	Form of Phantom Unit Grant under the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to Amendment No. 3 to Form S-1 Registration Statement (Reg. No. 333-124320) filed on August 11, 2005).

10.10***	Form of Unit Appreciation Right Grant (Enterprise Products GP, LLC Directors) based upon the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 8, 2006).

10.11***	Enterprise Products 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement filed by Enterprise Products Partners on December 31, 2007).

10.12	Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC, Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., EPE Holdings, LLC, DEP Holdings, LLC, Duncan Energy Partners L.P., DEP OLPGP, LLC, DEP Operating Partnership L.P., TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products
Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated January 30, 2007, but effective as of February 5, 2007 (incorporated by reference to Exhibit 10 to Form 8-K filed February 5, 2007 by Duncan Energy Partners).

10.13	First Amendment to the Fourth Amended and Restated Administrative Services Agreement dated February 28, 2007 (incorporated by reference to Exhibit 10.8 to Form 10-K filed by Enterprise Products Partners L.P. on February 28, 2007).

10.14	Second Amendment to Fourth Amended and Restated Administrative Services Agreement dated August 7, 2007, but effective as of May 7, 2007 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.15	Amended and Restated Limited Liability Company Agreement of LE GP, LLC, dated as of May 7, 2007 (incorporated by reference to Exhibit 10.2 to Enterprise GP Holdings’ Form 8-K filed May 10, 2007).

12.1#	Computation of ratio of earnings to fixed charges for each of the five years ended December 31, 2007, 2006, 2005, 2004 and 2003.

21.1#	List of subsidiaries as of February 1, 2008.

23.1#	Consent of Deloitte & Touche LLP dated February 28, 2008.

31.1#	Sarbanes-Oxley Section 302 certification of Dr. Ralph S. Cunningham for Enterprise GP Holdings L.P.’s annual report on Form 10-K for the year ended December 31, 2007.

31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise GP Holdings L.P.’s annual report on Form 10-K for the year ended December 31, 2007.

32.1#	Section 1350 certification of Dr. Ralph S. Cunningham for Enterprise GP Holdings L.P.’s annual report on Form 10-K for the year ended December 31, 2007.

32.2#	Section 1350 certification of W. Randall Fowler for Enterprise GP Holdings L.P.’s annual report on Form 10-K for the year ended December 31, 2007.

*	With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners, Duncan Energy Partners and TEPPCO are 1-14323, 1-33266 and 1-10403, respectively.

***	Identifies management contract and compensatory plan arrangements.

#	Filed with this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 29, 2008.
ENTERPRISE GP HOLDINGS L.P.
(A Delaware Limited Partnership)
By: EPE Holdings, LLC, as general partner

By:	/s/ Michael J. Knesek Michael J. Knesek	Senior Vice President, Controller and Principal Accounting Officer of the general partner
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 29, 2008.

Signature	Title (Position with EPE Holdings, LLC)
/s/ Dan L. Duncan Dan L. Duncan	Director and Chairman

/s/ Dr. Ralph S. Cunningham Dr. Ralph S. Cunningham	Director, President and Chief Executive Officer

/s/ Richard H. Bachmann Richard H. Bachmann	Director, Executive Vice President, Chief Legal Officer and Secretary

/s/ W. Randall Fowler W. Randall Fowler	Director, Executive Vice President and Chief Financial Officer

/s/ Randa Duncan Williams Randa Duncan Williams	Director

/s/ O.S. Andras O.S. Andras	Director

/s/ Charles E. McMahen Charles E. McMahen	Director

/s/ Edwin E. Smith Edwin E. Smith	Director

/s/ Thurmon Andress Thurmon Andress	Director

/s/ Michael J. Knesek Michael J. Knesek	Senior Vice President, Controller and Principal Accounting Officer

Exhibit Index

Exhibit
Number	Exhibit*
2.1	Securities Purchase Agreement, dated as of May 7, 2007, by and among Enterprise GP Holdings L.P., Natural Gas Partners VI, L.P., Ray C. Davis, Avatar Holdings, LLC, Avatar Investments, LP, Lon Kile, MHT Properties, Ltd., P. Brian Smith Holdings, LP., and LE GP, LLC (incorporated by reference to Exhibit 10.1 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

2.2	Securities Purchase Agreement, dated as of May 7, 2007, by and among Enterprise GP Holdings L.P., DFI GP Holdings L.P. and Duncan Family Interests, Inc. (incorporated by reference to Exhibit 10.4 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

3.1	First Amended and Restated Agreement of Limited Partnership of Enterprise GP Holdings L.P., dated as of August 29, 2005 (incorporated by reference to Exhibit 3.1 to Enterprise GP Holdings’ Form 10-Q filed November 4, 2005).

3.2	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Enterprise GP Holdings L.P., dated as of May 7, 2007 (incorporated by reference to Exhibit 3.1 to Enterprise GP Holdings’ Form 8-K filed on May 10, 2007).

3.3	First Amendment to First Amended and Restated Partnership Agreement of Enterprise GP Holdings L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to Enterprise GP Holdings’ Form 8-K/A filed on January 3, 2008).

3.4	Second Amendment to First Amended and Restated Partnership Agreement of Enterprise GP Holdings L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K/A filed on January 3, 2008).

3.5	Third Amended and Restated Limited Liability Company Agreement of EPE Holdings, LLC, dated as of November 7, 2007 (incorporated by reference to Exhibit 3.3 to Form 10-Q filed on November 9, 2007).

3.6	Certificate of Limited Partnership of Enterprise GP Holdings L.P. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Enterprise GP Holdings’ Form S-1 Registration Statement, Reg. No. 333-124320, filed July 21, 2005).

3.7	Certificate of Formation of EPE Holdings, LLC (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Enterprise GP Holdings’ Form S-1 Registration Statement, Reg. No. 333-124320, filed July 21, 2005).

3.8	Fifth Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P., dated effective as of August 8, 2005 (incorporated by reference to Exhibit 3.1 to Enterprise Products Partners’ Form 8-K filed August 10, 2005).

3.9	First Amendment to Fifth Amended and Restated Partnership Agreement of Enterprise Products Partners L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to Enterprise Products Partners’ Form 8-K filed January 3, 2008).
3.10	Fifth Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, dated as of November 7, 2007 (incorporated by reference to Exhibit 3.2 to Enterprise Products Partners’ Form 10-Q filed November 9, 2007).

3.11	Amended and Restated Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC dated May 7, 2007 (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (commission File No. 1-10403) filed on May 10, 2007).

3.12	Fourth Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated December 8, 2006 (Filed as Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on December 13, 2006).

3.13	First Amendment to Fourth Amended and Restated Partnership Agreement of TEPPCO Partners, L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to TEPPCO Partners’ Form 8-K filed December 28, 2007).

4.1	Specimen Unit certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Enterprise GP Holdings’ Form S-1 Registration Statement, Reg. No. 333-124320, filed August 11, 2005).

4.2	Registration Rights Agreement dated as of July 17, 2007 by and among Enterprise GP Holdings L.P. and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Enterprise GP Holdings’ Form 8-K filed on July 12, 2007).

Exhibit
Number	Exhibit*
4.3	Second Amended and Restated Credit Agreement, dated as of May 1, 2007, by and among Enterprise GP Holdings L.P., as Borrower, the Lenders named therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent, Citibank, N.A., as Issuing Bank, and The Bank of Nova Scotia, Sun Trust Bank and Mizuho Corporate Bank, Ltd., as Co-Documentation Agent (incorporated by reference to Exhibit 10.5 to Enterprise GP Holdings’ Form 8-K filed May 10, 2007).

4.4	Third Amended and Restated Credit Agreement dated as of August 24, 2007, among Enterprise GP Holdings L.P., the Lenders party thereto, Citicorp North American, Inc., as Administrative Agent, and Citibank, N.A., as Issuing Bank. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 30, 2007).

4.5	First Amendment to Third Amended and Restated Credit Agreement dated as of November 8, 2007, among Enterprise GP Holdings L.P., the Term Loan B Lenders party thereto, Citicorp North American, Inc., as Administrative Agent, and Citigroup Global Markets, Inc. and Lehman Brothers Inc. as Co-Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 14, 2007).

4.6	Unit Purchase Agreement dated as of July 13, 2007 by and among Enterprise GP Holdings L.P., EPE Holdings, LLC and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 18, 2007).

4.7	Registration Rights Agreement dated as of July 17, 2007 by and among Enterprise GP Holdings L.P. and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 18, 2007).

4.8	Unitholder Rights and Restrictions Agreement, dated as of May 7, 2007, by and among Energy Transfer Equity, L.P., Enterprise GP Holdings L.P., Natural Gas Partners VI, L.P. and Ray C. Davis (incorporated by reference to Exhibit 10.3 to Enterprise GP Holdings’ Form 8-K filed May 10, 2007).

10.1***	EPE Unit L.P. Agreement of Limited Partnership (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 1, 2005).

10.2***	First Amendment to EPE Unit L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.3***	EPE Unit II, L.P. Agreement of Limited Partnership (incorporated by reference to Exhibit 10.13 to Form 10-K filed by Enterprise Products Partners L.P. on February 28, 2007).

10.4***	First Amendment to EPE Unit II, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.5***	EPE Unit III, L.P. Agreement of Limited Partnership dated May 7, 2007 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 10, 2007).

10.6***	First Amendment to EPE Unit III, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.7***	Enterprise Products Company 2005 EPE Long-Term Incentive Plan (amended and restated) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 8, 2006).

10.8***	Form of Restricted Unit Grant under the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.29 to Amendment No. 3 to Form S-1 Registration Statement (Reg. No. 333-124320) filed on August 11, 2005).

10.9***	Form of Phantom Unit Grant under the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to Amendment No. 3 to Form S-1 Registration Statement (Reg. No. 333-124320) filed on August 11, 2005).

10.10***	Form of Unit Appreciation Right Grant (Enterprise Products GP, LLC Directors) based upon the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 8, 2006).

10.11***	Enterprise Products 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement filed by Enterprise Products Partners on December 31, 2007).

10.12	Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC, Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., EPE Holdings, LLC, DEP Holdings, LLC, Duncan Energy Partners L.P., DEP OLPGP, LLC, DEP Operating Partnership L.P., TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products

Exhibit
Number	Exhibit*
Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated January 30, 2007, but effective as of February 5, 2007 (incorporated by reference to Exhibit 10 to Form 8-K filed February 5, 2007 by Duncan Energy Partners).

10.13	First Amendment to the Fourth Amended and Restated Administrative Services Agreement dated February 28, 2007 (incorporated by reference to Exhibit 10.8 to Form 10-K filed by Enterprise Products Partners L.P. on February 28, 2007).

10.14	Second Amendment to Fourth Amended and Restated Administrative Services Agreement dated August 7, 2007, but effective as of May 7, 2007 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.15	Amended and Restated Limited Liability Company Agreement of LE GP, LLC, dated as of May 7, 2007 (incorporated by reference to Exhibit 10.2 to Enterprise GP Holdings’ Form 8-K filed May 10, 2007).

12.1#	Computation of ratio of earnings to fixed charges for each of the five years ended December 31, 2007, 2006, 2005, 2004 and 2003.

21.1#	List of subsidiaries as of February 1, 2008.

23.1#	Consent of Deloitte & Touche LLP dated February 28, 2008.

31.1#	Sarbanes-Oxley Section 302 certification of Dr. Ralph S. Cunningham for Enterprise GP Holdings L.P.’s annual report on Form 10-K for the year ended December 31, 2007.

31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise GP Holdings L.P.’s annual report on Form 10-K for the year ended December 31, 2007.

32.1#	Section 1350 certification of Dr. Ralph S. Cunningham for Enterprise GP Holdings L.P.’s annual report on Form 10-K for the year ended December 31, 2007.

32.2#	Section 1350 certification of W. Randall Fowler for Enterprise GP Holdings L.P.’s annual report on Form 10-K for the year ended December 31, 2007.

*	With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners, Duncan Energy Partners and TEPPCO are 1-14323, 1-33266 and 1-10403, respectively.

***	Identifies management contract and compensatory plan arrangements.

#	Filed with this report.