Form 10-Q
period 2008-03-31
Enterprise GP Holdings L.P.
filed 2008-05-12
CIK 1324592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

At May 1, 2008, the registrant had the following limited partner interests outstanding: (i) 123,191,640 registered Units that trade on the New York Stock Exchange under the ticker symbol “EPE” and (ii) 16,000,000 Class C Units.

ENTERPRISE GP HOLDINGS L.P.

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(See Note 18 for Supplemental Parent Company Financial Information)
(Dollars in thousands)

	March 31,	December 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$65,450	$41,920
Restricted cash	--	53,144
Accounts and notes receivable – trade (net of allowance for doubtful accounts
of $19,419 at March 31, 2008 and $21,784 at December 31, 2007)	3,663,465	3,363,295
Accounts receivable - related parties	152	1,995
Inventories	366,261	425,686
Prepaid and other current assets	203,519	129,448
Total current assets	4,298,847	4,015,488
Property, plant and equipment at cost, net	15,312,645	14,299,396
Investments in and advances to unconsolidated affiliates	2,496,253	2,539,003
Intangible assets, net of accumulated amortization of $578,211 at
March 31, 2008 and $545,645 at December 31, 2007	1,860,321	1,820,199
Goodwill	912,312	807,580
Deferred tax assets	3,194	3,545
Other assets, including restricted cash of $6,561 at March 31, 2008
and $17,871 at December 31, 2007	267,916	238,891
Total assets	$25,151,488	$23,724,102

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable – trade	$282,654	$387,784
Accounts payable – related parties	13,301	14,192
Accrued product payables	3,803,617	3,571,095
Accrued expenses	74,409	61,981
Accrued interest	108,662	183,501
Other current liabilities	330,679	390,950
Current maturities of long-term debt	--	353,976
Total current liabilities	4,613,322	4,963,479
Long-term debt (see Note 11)	11,051,991	9,507,229
Deferred tax liabilities	19,044	21,358
Other long-term liabilities	121,728	111,211
Minority interest	7,287,149	7,081,803
Commitments and contingencies
Partners’ equity: (see Note 12)
Limited partners:
Units (123,191,640 Units outstanding at March 31, 2008 and
December 31, 2007)	1,694,565	1,698,321
Class C Units (16,000,000 Units outstanding at March 31, 2008 and
December 31, 2007)	380,665	380,665
General partner	10	11
Accumulated other comprehensive loss	(16,986)	(39,975)
Total partners’ equity	2,058,254	2,039,022
Total liabilities and partners’ equity	$25,151,488	$23,724,102

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(See Note 18 for Supplemental Parent Company Financial Information)
(Dollars in thousands, except per unit amounts)

	For the Three Months
	Ended March 31,
	2008	2007
Revenues:
Third parties	$8,224,083	$5,284,539
Related parties	282,275	55,736
Total revenue (see Note 3)	8,506,358	5,340,275
Costs and expenses:
Operating costs and expenses:
Third parties	7,829,782	4,931,028
Related parties	184,355	106,280
Total operating costs and expenses	8,014,137	5,037,308
General and administrative costs:
Third parties	6,022	6,984
Related parties	26,414	19,651
Total general and administrative costs	32,436	26,635
Total costs and expenses	8,046,573	5,063,943
Equity earnings	19,824	5,523
Operating income	479,609	281,855
Other income (expense):
Interest expense	(148,525)	(88,125)
Interest income	2,134	2,555
Other, net	(649)	59,862
Total other expense, net	(147,040)	(25,708)
Income before taxes and minority interest	332,569	256,147
Provision for income taxes	(4,476)	(8,804)
Income before minority interest	328,093	247,343
Minority interest	(281,544)	(193,890)
Net income	$46,549	$53,453

Net income allocation: (see Notes 12 and 14)
Limited partners	$46,545	$53,448
General partner	$4	$5

Earnings per Unit: (see Note 14)
Basic and diluted income per Unit	$0.38	$0.52

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Three Months
	Ended March 31,
	2008	2007

Net income	$46,549	$53,453
Other comprehensive income:
Cash flow hedges:
Net commodity financial instrument gains	96,107	4,510
Foreign currency hedge losses	(1,197)	--
Net interest rate financial instrument gains (losses)	(66,574)	10,512
Less: Amortization of cash flow financing hedges	2,012	(1,089)
Total cash flow hedges	30,348	13,933
Change in funded status of Dixie benefit plans, net of tax	(264)	--
Proportionate share of other comprehensive loss of
unconsolidated affiliates (see Note 12)	(6,672)	--
Foreign currency translation adjustment	(423)	401
Total other comprehensive income	22,989	14,334
Comprehensive income	$69,538	$67,787

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(See Note 18 for Supplemental Parent Company Financial Information)
(Dollars in thousands)

	For the Three Months
	Ended March 31,
	2008	2007
Operating activities:
Net income	$46,549	$53,453
Adjustments to reconcile net income to net cash
flows provided by operating activities:
Depreciation, amortization and accretion in operating costs and expenses	172,239	151,818
Depreciation and amortization in general and administrative costs	1,867	1,607
Amortization in interest expense	3,372	608
Equity earnings	(19,824)	(5,523)
Distributions received from unconsolidated affiliates	41,235	30,773
Loss on early extinguishment of debt	8,689	--
Effect of pension settlement recognition	(114)	--
Operating lease expense paid by EPCO, Inc.	526	526
Minority interest	281,544	193,890
Gain on sale of assets and ownership interests	(165)	(73,082)
Deferred income tax expense (benefit)	(918)	954
Changes in fair market value of financial instruments	(557)	82
Net effect of changes in operating accounts (see Note 17)	(240,407)	145,169
Net cash flows provided by operating activities	294,036	500,275
Investing activities:
Capital expenditures	(729,701)	(717,329)
Contributions in aid of construction costs	8,133	39,145
Proceeds from sale of assets	119	157,357
Decrease in restricted cash	64,454	4,677
Cash used for business combinations (see Note 9)	(338,486)	(312)
Capitalized costs incurred to develop identifiable intangible assets	(300)	--
Investments in unconsolidated affiliates	(118)	(8,079)
Advances (to) from unconsolidated affiliates	14,734	(10,121)
Cash used in investing activities	(981,165)	(534,662)
Financing activities:
Borrowings under debt agreements (see Note 11)	4,044,599	1,326,000
Repayments of debt	(2,962,778)	(1,268,500)
Debt issuance costs	(8,805)	(510)
Distributions paid to minority interests (see Note 2)	(286,408)	(256,139)
Distributions paid to partners	(50,514)	(31,113)
Distributions paid to former owners of TEPPCO GP	--	(14,691)
Contributions from minority interests	20,658	316,494
Contributions from partners	24	--
Settlement of cash flow hedging financial instruments	(45,847)	--
Cash provided by financing activities	710,929	71,541
Effect of exchange rate changes on cash flows	(270)	(1,338)
Net change in cash and cash equivalents	23,800	37,154
Cash and cash equivalents, January 1	41,920	23,290
Cash and cash equivalents, March 31	$65,450	$59,106

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED PARTNERS’ EQUITY
(See Note 12 for Unit History and Detail of Changes in Limited Partners’ Equity)
(Dollars in thousands)

	Limited	General
	Partners	Partner	AOCI	Total
Balance, December 31, 2007	$2,078,986	$11	$(39,975)	$2,039,022
Net income	46,545	4	--	46,549
Cash distributions to partners	(50,509)	(5)	--	(50,514)
Operating leases paid by EPCO, Inc.	26	--	--	26
Contributions from partners	24	--	--	24
Amortization of unit-based awards	158	--	--	158
Change in funded status of Dixie benefit plans, net of tax	--	--	(264)	(264)
Foreign currency translation adjustment	--	--	(423)	(423)
Cash flow hedges	--	--	30,348	30,348
Proportionate share of other comprehensive loss of
unconsolidated affiliates (see Note 12)	--	--	(6,672)	(6,672)
Balance, March 31, 2008	$2,075,230	$10	$(16,986)	$2,058,254

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

References to “Parent Company” mean Enterprise GP Holdings L.P., individually as the parent company, and not on a consolidated basis.  The Parent Company is owned 99.99% by its limited partners and 0.01% by its general partner, EPE Holdings, LLC (“EPE Holdings”).  EPE Holdings is a wholly owned subsidiary of Dan Duncan, LLC, the membership interests of which are owned by Dan L. Duncan.   See Note 18 for information regarding the Parent Company on a standalone basis.

References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., the common units of which are listed on the NYSE under the ticker symbol “EPD.”  References to “EPGP” refer to Enterprise Products GP, LLC, which is the general partner of Enterprise Products Partners.  Enterprise Products Partners has no business activities outside those conducted by its operating subsidiary, Enterprise Products Operating LLC (“EPO”).  The Parent Company owns EPGP.

References to “Duncan Energy Partners” mean Duncan Energy Partners L.P., which is a consolidated subsidiary of EPO.  Duncan Energy Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.”  References to “DEP GP” mean DEP Holdings, LLC, which is the general partner of Duncan Energy Partners.

References to “TEPPCO” mean TEPPCO Partners, L.P., the common units of which are listed on the NYSE under the ticker symbol “TPP.”  References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO.  TEPPCO GP is owned by the Parent Company.

References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries, which includes Energy Transfer Partners, L.P. (“ETP”).  Energy Transfer Equity is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “ETE.” The general partner of Energy Transfer Equity is LE GP, LLC (“LE GP”).  The Parent Company has non-controlling interests in both Energy Transfer Equity and LE GP.

References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”), EPE Unit III, L.P. (“EPE Unit III”) and Enterprise Unit L.P. (“Enterprise Unit”), collectively, which are private company affiliates of EPCO, Inc.

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

Basis of Presentation

Our results of operations for the three months ended March 31, 2008 are not necessarily indicative of results expected for the full year.

In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  These Unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Current Report on Form 8-K dated September 21, 2007 (the “Recast Form 8-K”), which recast portions of our quarterly report on Form 10-Q for the three months ended March 31, 2007.

General Purpose Consolidated and Parent Company-Only Information.  In accordance with rules and regulations of the SEC and various other accounting standard-setting organizations, our general purpose consolidated financial statements reflect the consolidation of the financial statements of businesses that we control through the ownership of general partner interests (e.g., Enterprise Products Partners and TEPPCO).  Our general purpose consolidated financial statements present those investments in which we do not have a controlling interest as unconsolidated affiliates (e.g., Energy Transfer Equity and LE GP).   To the extent that Enterprise Products Partners and TEPPCO reflect investments in unconsolidated affiliates in their respective consolidated financial statements, such investments will also be reflected as such in our general purpose consolidated financial statements unless subsequently consolidated by us due to common control considerations (e.g., Jonah Gas Gathering Company).   Also, minority interest presented in our financial statements reflects third-party and related party ownership of our consolidated subsidiaries, which include the third-party and related party unitholders of Enterprise Products Partners, TEPPCO and Duncan Energy Partners.  Unless noted otherwise, the information presented in these financial statements reflects our consolidated businesses and operations.

In order for the unitholders of Enterprise GP Holdings L.P. and others to more fully understand the Parent Company’s business activities and financial statements on a standalone basis, Note 18 includes information devoted exclusively to the Parent Company apart from that of our consolidated Partnership.  A key difference between the non-consolidated Parent Company financial information and those of our consolidated partnership is that the Parent Company views each of its investments (e.g. Enterprise Products Partners, TEPPCO and Energy Transfer Equity) as unconsolidated affiliates and records its share of the net income of each as equity earnings in the Parent Company income information.  In accordance with GAAP, we eliminate such equity earnings in the preparation of our consolidated Partnership financial statements.

Presentation of Investments.  The Parent Company owns 13,454,498 common units of Enterprise Products Partners and 100% of the membership interests of EPGP, which is entitled to 2% of the cash distributions paid by Enterprise Products Partners as well as the associated incentive distribution rights (“IDRs”) of Enterprise Products Partners.

Private company affiliates of EPCO (DFI and DFIGP) contributed equity interests in TEPPCO and TEPPCO GP to the Parent Company in May 2007. As a result of such contributions, the Parent Company owns 4,400,000 common units of TEPPCO and 100% of the membership interests of TEPPCO GP, which is entitled to 2% of the cash distributions of TEPPCO as well as the IDRs of TEPPCO.  The contributions of ownership interests in TEPPCO and TEPPCO GP were accounted for at historical costs as a reorganization of entities under common control in a manner similar to a pooling of interests.  The inclusion of TEPPCO and TEPPCO GP in our financial statements was effective January 1, 2005 because an affiliate of EPCO under common control with the Parent Company originally acquired the ownership interests of TEPPCO GP in February 2005.

Our Unaudited Condensed Consolidated Financial Statements and Parent Company financial information reflect investments in TEPPCO and TEPPCO GP as follows:

▪	Ownership of 100% of the membership interests in TEPPCO GP and associated TEPPCO IDRs for all periods presented. See Note 18 for additional information regarding TEPPCO IDRs.

▪	Ownership of 4,400,000 common units of TEPPCO since the date of issuance to affiliates of EPCO in December 2006.

All earnings derived from TEPPCO IDRs and TEPPCO common units in excess of those allocated to the Parent Company are presented as a component of minority interest in our Unaudited Condensed Consolidated Financial Statements.  In addition, the former owners of the TEPPCO and TEPPCO GP interests and rights were allocated all cash receipts from these investments during the periods they owned such interests prior to May 2007.  This method of presentation is intended to show how the contributed interests would have affected our business.

In May 2007, the Parent Company acquired 38,976,090 common units of Energy Transfer Equity and approximately 34.9% of the membership interests of its general partner, LE GP, for $1.65 billion in cash.  Energy Transfer Equity owns limited partner interests and the general partner interest of ETP. We account for our investments in Energy Transfer Equity and LE GP using the equity method of accounting.   See Note 8 for additional information regarding these unconsolidated affiliates.

Note 2.  General Accounting Policies and Related Matters

Consolidation Policy

We evaluate our financial interests in companies to determine if they represent variable interest entities where we are the primary beneficiary.  If such criteria are met, we consolidate the financial statements of such businesses with those of our own.  Our financial statements include our accounts and those of our majority-owned subsidiaries in which we have a controlling financial or equity interest, after the elimination of intercompany accounts and transactions.

If an investee is organized as a limited partnership or limited liability company and maintains separate ownership accounts, we account for our investment using the equity method if our ownership interest is between 3% and 50% and we exercise significant influence over the investee’s operating and financial policies.  For all other types of investments, we apply the equity method of accounting if our ownership interest is between 20% and 50% and we exercise significant influence over the investee’s operating and financial policies.  In consolidation, we eliminate our proportionate share of profits and losses from transactions with equity method unconsolidated affiliates to the extent such amounts are material and remain on our balance sheet (or those of our equity method investees) in inventory or similar accounts.

If our ownership interest in an investee does not provide us with either control or significant influence over the investee, we account for the investment using the cost method.

See “Basis of Presentation” under Note 1 for information regarding our consolidation of Enterprise Products Partners, TEPPCO and their respective general partners.

Dixie Employee Benefit Plans

Dixie Pipeline Company (“Dixie”), a consolidated subsidiary of EPO, directly employs the personnel that operate its pipeline system. Certain of these employees are eligible to participate in Dixie’s defined contribution plan and pension and postretirement benefit plans.  Dixie contributed $0.1 million to its company-sponsored defined contribution plan during each of the three months ended March 31, 2008 and 2007.  Dixie’s net pension benefit costs were $0.1 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively.  Dixie’s net postretirement benefit costs were $0.1 million for each of the three months ended March 31, 2008 and 2007.  During the remainder of 2008, Dixie expects to contribute approximately $0.3 million to its postretirement benefit plan and approximately $0.5 million to its pension plan.

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

At March 31, 2008 and December 31, 2007, our accrued liabilities for environmental remediation projects totaled $32.5 million and $30.5 million, respectively.  These amounts were derived from a range of reasonable estimates based upon studies and site surveys.  Unanticipated changes in circumstances and/or legal requirements could result in expenses being incurred in future periods in addition to an increase in actual cash required to remediate contamination for which we are responsible.

Estimates

Preparing our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts presented in the financial statements (i.e. assets, liabilities, revenue and expenses) and disclosures about contingent assets and liabilities. Our actual results could differ from these estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Enterprise Products Partners revised the remaining useful lives of certain assets, most notably the assets that constitute its Texas Intrastate System, effective January 1, 2008. This change in estimate adjusted the remaining useful life of such assets to incorporate recent data showing that proved natural gas reserves supporting throughput and processing volumes for these assets have changed since original estimates were made in September 2004. These revisions will prospectively reduce our depreciation expense on assets having carrying values totaling $2.7 billion at March 31, 2008.  For additional information regarding this change in estimate, see Note 7.

Minority Interest

As presented in our Unaudited Condensed Consolidated Balance Sheets, minority interest represents third-party and affiliate ownership interests in the net assets of our consolidated subsidiaries.  For financial reporting purposes, the assets and liabilities of our controlled subsidiaries are consolidated with those of the Parent Company, with any third-party and affiliate ownership interest in such amounts presented as minority interest.

The following table presents the components of minority interest as presented on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	March 31,	December 31,
	2008	2007
Limited partners of Enterprise Products Partners:
Third-party owners of Enterprise Products Partners (1)	$5,033,917	$5,011,700
Related party owners of Enterprise Products Partners (2)	284,848	278,970
Limited partners of Duncan Energy Partners:
Third-party owners of Duncan Energy Partners (1)	286,812	288,588
Limited partners of TEPPCO:
Third-party owners of TEPPCO (1,3)	1,555,323	1,372,821
Related party owners of TEPPCO (2)	(13,714)	(12,106)
Joint venture partners (4)	139,963	141,830
Total minority interest on consolidated balance sheet	$7,287,149	$7,081,803

(1)  Consists of non-affiliate public unitholders of Enterprise Products Partners, Duncan Energy Partners and TEPPCO.
(2)  Consists of unitholders of Enterprise Products Partners and TEPPCO that are related party affiliates of the Parent Company. This group is primarily comprised of EPCO and certain of its private company consolidated subsidiaries.
(3)  The increase in minority interest during the first quarter of 2008 is primarily due to TEPPCO’s issuance of common units in connection with its marine services acquisition. See Note 9 for additional information regarding this business acquisition.
(4)  Represents third-party ownership interests in joint ventures that we consolidate, including Seminole Pipeline Company (“Seminole”), Dixie, Tri-States Pipeline L.L.C. (“Tri-States”), Independence Hub, LLC (“Independence Hub”), Wilprise Pipeline Company, LLC (“Wilprise”) and Belle Rose NGL Pipeline, L.L.C. (“Belle Rose”).

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

	For the Three Months
	Ended March 31,
	2008	2007
Limited partners of Enterprise Products Partners (1)	$218,207	$82,404
Limited partners of Duncan Energy Partners (2)	4,353	2,831
Limited partners of TEPPCO (3)	50,926	105,824
Joint venture partners	8,058	2,831
Total	$281,544	$193,890

(1)  The $135.8 million quarter-to-quarter increase in minority interest expense attributable to this subsidiary is primarily due to a $178.8 million increase in Enterprise Products Partners’ operating income for the first quarter of 2008 relative to the first quarter of 2007, partially offset by a $28.6 million increase in interest expense. In addition, the number of Enterprise Products Partners’ common units outstanding increased by 2.9 million quarter-to-quarter.
(2)  Duncan Energy Partners completed its initial public offering in February 2007. The $1.5 million increase is primarily due to a $2.1 million increase in Duncan Energy Partners’ net income.
(3)  The $54.9 million quarter-to-quarter decrease in minority interest expense attributable to this subsidiary is primarily due to a $74.1 million decrease in TEPPCO’s net income for the first quarter of 2008 relative to the first quarter of 2007. TEPPCO recognized a $59.8 million gain on the sale of an equity investment in the first quarter of 2007.

The following table presents distributions paid to and contributions received from minority interests as presented on our Unaudited Condensed Statements of Consolidated Cash Flows for the periods indicated:

	For the Three Months Ended March 31,
	2008	2007
Distributions paid to minority interests:
Limited partners of Enterprise Products Partners	$210,894	$197,438
Limited partners of Duncan Energy Partners	6,129	--
Limited partners of TEPPCO	59,431	57,648
Joint venture partners	9,954	1,053
Total distributions paid to minority interests	$286,408	$256,139

Contributions received from minority interests:
Limited partners of Enterprise Products Partners	$17,965	$16,657
Limited partners of Duncan Energy Partners	--	291,872
Limited partners of TEPPCO	2,666	--
Joint venture partners	27	7,965
Total contributions received from minority interests	$20,658	$316,494

Distributions paid to the limited partners of Enterprise Products Partners, Duncan Energy Partners and TEPPCO primarily represent the quarterly cash distributions paid by these entities to their unitholders, excluding those paid to the Parent Company in connection with its ownership of common units of Enterprise Products Partners and TEPPCO.

Contributions from the limited partners of Enterprise Products Partners, Duncan Energy Partners and TEPPCO primarily represent proceeds each entity received from common unit offerings, excluding those received from the Parent Company.  Contributions from the limited partners of Duncan Energy Partners represent the net proceeds received by Duncan Energy Partners in connection with its initial public offering in February 2007 (ultimate net proceeds were $290.5 million).

Recent Accounting Developments

Certain provisions of Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” became effective for us on January 1, 2008.  See Note 5 for information regarding new fair value-related disclosures required in connection with SFAS 157.

During the first quarter of 2008, SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” was issued.  SFAS 161 requires enhanced disclosures regarding (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  SFAS 161 requires disclosure of (i) the fair values of derivative instruments and their gains and losses in a tabular format, (ii) derivative features that are credit risk-related and (iii) cross-referencing within the financial statement footnotes to locate important information about derivative instruments.  SFAS 161 is effective for us on January 1, 2009.  Management is currently evaluating the impact that SFAS 161 will have on our financial statement disclosures.  At present, we do not believe that this standard will impact how we record financial instruments.

Also during the first quarter of 2008, Emerging Issues Task Force Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships” (“EITF 07-4”) was issued.  This guidance prescribes the manner in which a master limited partnership (“MLP”) should allocate and present earnings per unit using the two-class method set forth in SFAS 128, “Earnings Per Share.”  Under the two-class method, current period earnings are allocated to the general partner (including earnings attributable to any embedded IDRs) and limited partners according to the distribution formula for available cash set forth in the MLP’s partnership agreement.  EITF 07-4 is effective for us on January 1, 2009.  Management is currently evaluating the impact that EITF 07-4 will have on our earnings per unit computations and disclosures.

Note 3.  Business Segments

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

Financial information presented for our Investment in Enterprise Products Partners and Investment in TEPPCO business segments was derived from the underlying unaudited condensed consolidated financial statements of EPGP and TEPPCO GP, respectively.  Financial information presented for our Investment in Energy Transfer Equity segment represents amounts we record in connection with these equity method investments based primarily on publicly available information of Energy Transfer Equity.

The following table presents selected business segment information for the periods indicated:

	Investment		Investment
	in		in
	Enterprise	Investment	Energy	Adjustments
	Products	in	Transfer	and	Consolidated
	Partners	TEPPCO	Equity	Eliminations	Totals
Revenues from external customers:
Three months ended March 31, 2008	$5,383,834	$2,840,249	$--	$--	$8,224,083
Three months ended March 31, 2007	3,258,612	2,025,927	--	--	5,284,539

Revenues from related parties:
Three months ended March 31, 2008	300,701	26,505	--	(44,931)	282,275
Three months ended March 31, 2007	64,242	9,225	--	(17,731)	55,736

Total revenues:
Three months ended March 31, 2008	5,684,535	2,866,754	--	(44,931)	8,506,358
Three months ended March 31, 2007	3,322,854	2,035,152	--	(17,731)	5,340,275

Equity earnings (loss):
Three months ended March 31, 2008	8,923	(1,132)	12,033	--	19,824
Three months ended March 31, 2007	5,222	301	--	--	5,523

Operating income:
Three months ended March 31, 2008	361,059	111,701	12,033	(5,184)	479,609
Three months ended March 31, 2007	186,880	103,847	--	(8,872)	281,855

Segment assets:
At March 31, 2008	16,945,426	6,661,720	1,621,601	(77,259)	25,151,488
At December 31, 2007	16,372,652	5,801,709	1,653,463	(103,722)	23,724,102

Investments in and advances
to unconsolidated affiliates (see Note 8):
At March 31, 2008	610,594	264,058	1,621,601	--	2,496,253
At December 31, 2007	622,502	263,038	1,653,463	--	2,539,003

Intangible Assets (see Note 10):
At March 31, 2008	906,968	970,864	--	(17,511)	1,860,321
At December 31, 2007	917,000	920,780	--	(17,581)	1,820,199

Goodwill (see Note 10):
At March 31, 2008	591,652	320,660	--	--	912,312
At December 31, 2007	591,652	215,928	--	--	807,580

Note 4.  Accounting for Unit-Based Awards

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

As used in the context of the EPCO and TEPPCO plans, the term “restricted unit” represents a time-vested unit under SFAS 123(R)  Such awards are nonvested until the required service period expires.

The following table summarizes our unit-based compensation amounts by plan during each of the periods indicated:

	For the Three Months
	Ended March 31,
	2008	2007
Parent Company:
EPGP UARs	$(2)	$(2)
EPCO Employee Partnerships	1,341	509
EPCO 1998 Long-Term Incentive Plan (“1998 Plan”)	2,077	1,568
Total Parent Company	3,416	2,075
Enterprise Products Partners:
EPCO Employee Partnerships	1,183	502
EPCO 1998 Plan	1,666	1,467
DEP GP UARs	--	10
Total Enterprise Products Partners	2,849	1,979
TEPPCO:
EPCO Employee Partnerships (1)	126	--
EPCO 1998 Plan (1)	213	90
TEPPCO 1999 Phantom Unit Retention Plan (“1999 Plan”) (2)	(8)	440
TEPPCO 2000 Long-Term Incentive Plan (“2000 LTIP”) (2)	(227)	180
TEPPCO 2005 Phantom Unit Plan (“2005 Phantom Unit Plan”)	57	213
EPCO 2006 TPP Long-Term Incentive Plan (“2006 LTIP”)	167	--
Total TEPPCO	328	923
Total consolidated expense	$6,593	$4,977

(1)  Represents amounts allocated to TEPPCO in connection with the use of shared services under the EPCO Administrative Services Agreement.
(2)  The decrease in compensation expense for the three months ended March 31, 2008 is primarily due to a decrease in TEPPCO’s unit price at March 31, 2008 as compared to the unit price at December 31, 2007.

EPGP UARs

The non-employee directors of EPGP have been granted UARs in the form of letter agreements.  These liability awards are not part of any established long-term incentive plan of EPCO, the Parent Company or Enterprise Products Partners.  These UARs entitle each non-employee director to receive a cash payment on the vesting date equal to the excess, if any, of the fair market value of the Parent Company’s Units (determined as of a future vesting date) over the grant date fair value. At March 31, 2008 and December 31, 2007, there were a total of 90,000 UARs outstanding that had been granted to non-employee directors of EPGP.

EPCO Employee Partnerships

EPCO formed the Employee Partnerships to serve as an incentive arrangement for key employees of EPCO by providing them a “profits interest” in the Employee Partnerships.  Currently, there are four Employee Partnerships: EPE Unit I, EPE Unit II, EPE Unit III and Enterprise Unit. EPE Unit I was formed in August 2005 in connection with the Parent Company’s initial public offering and EPE Unit II was formed in December 2006.  EPE Unit III was formed in May 2007, and Enterprise Unit was formed in February 2008.  For a detailed description of EPE Unit I, EPE Unit II and EPE Unit III, see our Annual Report on Form 10-K for the year ended December 31, 2007.

As of March 31, 2008, there was an estimated $25.5 million of combined unrecognized compensation cost related to the four Employee Partnerships.  We will recognize our share of these costs in accordance with the EPCO administrative services agreement over a weighted-average period of 3.7 years.

Enterprise Unit. On February 20, 2008, EPCO formed Enterprise Unit to serve as an incentive arrangement for certain employees of EPCO through a “profits interest” in Enterprise Unit.  On that date, EPCO Holdings, Inc. (“EPCO Holdings”) agreed to contribute $18.0 million in the aggregate (the “Initial

Contribution”) to Enterprise Unit and was admitted as the Class A limited partner.  Certain key employees of EPCO, including our Chief Executive Officer and Chief Financial Officer, were issued Class B limited partner interests and admitted as Class B limited partners of Enterprise Unit without any capital contributions.  EPCO Holdings may make capital contributions to Enterprise Unit in addition to its Initial Contribution.  It is currently anticipated that EPCO Holdings will contribute up to an additional $33.0 million to Enterprise Unit; however, EPCO Holdings has no legal obligation to make such additional contributions and may ultimately contribute more or less than this amount to Enterprise Unit.  EPCO Holdings has contributed $23.4 million to Enterprise Unit through April 30, 2008.

As with the awards granted in connection with the other Employee Partnerships, these awards are designed to provide additional long-term incentive compensation for such employees.  The profits interest awards (or Class B limited partner interests) in Enterprise Unit entitle the holder to participate in the appreciation in value of Enterprise Products Partners’ units and the Parent Company’s Units and are subject to forfeiture.

An allocated portion of the fair value of these equity awards will be charged to us under the EPCO administrative services agreement as a non-cash expense.  We will not reimburse EPCO, Enterprise Unit or any of their affiliates or partners, through the administrative services agreement or otherwise, in cash for any expenses related to Enterprise Unit, including the Initial Contribution by EPCO Holdings.

The Class B limited partner interests in Enterprise Unit that are owned by EPCO employees are subject to forfeiture if the participating employee’s employment with EPCO and its affiliates is terminated prior to February 20, 2014, with customary exceptions for death, disability and certain retirements.  The risk of forfeiture associated with the Class B limited partner interests in Enterprise Unit will also lapse upon certain change of control events.

Unless otherwise agreed to by EPCO, EPCO Holdings and a majority in interest of the Class B limited partners of Enterprise Unit, Enterprise Unit will terminate at the earlier of February 20, 2014 (six years from the date of the agreement) or a change in control of us or Enterprise Products Partners.  Enterprise Unit has the following material terms regarding its quarterly cash distribution to partners:

▪
Distributions of cash flow – Each quarter, 100% of the cash distributions received by Enterprise Unit from Enterprise Products Partners and us will be distributed to the Class A limited partner until EPCO Holdings has received an amount equal to the Class A preferred return (as defined below), and any remaining distributions received by Enterprise Unit will be distributed to the Class B limited partners.  The Class A preferred return equals the Class A capital base (as defined below) multiplied by 5.0% per annum.  The Class A limited partner’s capital base equals the amount of any contributions of cash or cash equivalents made by the Class A limited partner to Enterprise Unit, plus any unpaid Class A preferred return from prior periods, less any distributions made by Enterprise Unit of proceeds from the sale of units owned by Enterprise Unit (as described below).

▪
Liquidating Distributions – Upon liquidation of Enterprise Unit, units having a fair market value equal to the Class A limited partner capital base will be distributed to EPCO Holdings, plus any accrued Class A preferred return for the quarter in which liquidation occurs.  Any remaining units will be distributed to the Class B limited partners.

▪
Sale Proceeds – If Enterprise Unit sells any units that it beneficially owns, the sale proceeds will be distributed to the Class A limited partner and the Class B limited partners in the same manner as liquidating distributions described above.

EPCO 1998 Plan

The EPCO 1998 Plan provides for the issuance of up to 7,000,000 common units of Enterprise Products Partners.  After giving effect to outstanding option awards at March 31, 2008 and the issuance and forfeiture of restricted unit awards through March 31, 2008, a total of 1,418,833 additional common units of Enterprise Products Partners could be issued under the EPCO 1998 Plan.

Enterprise Products Partners’ unit option awards.  Under the EPCO 1998 Plan, non-qualified incentive options to purchase a fixed number of Enterprise Products Partners’ common units may be granted to key employees of EPCO who perform management, administrative or operational functions for us.  The following table presents option activity under the EPCO 1998 Plan for the periods indicated:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
	Number of	strike price	contractual	Intrinsic
	Units	(dollars/unit)	term (in years)	Value (1)
Outstanding at December 31, 2007	2,315,000	$26.18
Exercised	(10,000)	$22.76
Forfeited or terminated	(85,000)	$26.72
Outstanding at March 31, 2008	2,220,000	$26.17	7.47	$2,491
Options exercisable at:
March 31, 2008	325,000	$22.03	3.70	$2,491

(1) Aggregate intrinsic value reflects fully vested option awards at March 31, 2008.

The total intrinsic value of option awards exercised during the three months ended March 31, 2008 was $0.1 million.  At March 31, 2008, there was an estimated $2.5 million of total unrecognized compensation cost related to nonvested option awards granted under the EPCO 1998 Plan.  We expect to recognize our share of this cost over a weighted-average period of 2.7 years in accordance with the EPCO administrative services agreement.

During the three months ended March 31, 2008 and 2007, Enterprise Products Partners received cash of $0.3 million and $4.2 million, respectively, from the exercise of unit options.  Conversely, its option-related reimbursements to EPCO were $0.1 million and $1.6 million, respectively.

Enterprise Products Partners’ restricted unit awards.  Under the EPCO 1998 Plan, Enterprise Products Partners may also issue restricted common units to key employees of EPCO and directors of EPGP.  The following table summarizes information regarding Enterprise Products Partners’ restricted unit awards for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted units at December 31, 2007	1,688,540
Granted (2)	5,000	$25.34
Forfeited	(56,577)	$25.57
Vested	(2,500)	$23.79
Restricted units at March 31, 2008	1,634,463

(1)  Determined by dividing the aggregate grant date fair value of awards (including an allowance for forfeitures) by the number of awards issued.
(2)  Aggregate grant date fair value of restricted unit awards issued during 2008 was $0.1 million based on a grant date market price of Enterprise Products Partners’ common units of $30.53 per unit and estimated forfeiture rate of 17.0%.

The total fair value of Enterprise Products Partners’ restricted unit awards that vested during the three months ended March 31, 2008 was $0.1 million.  As of March 31, 2008, there was an estimated $22.9 million of total unrecognized compensation cost related to restricted unit awards granted under the EPCO 1998 Plan, which we expect to recognize over a weighted-average period of 2.2 years.  We will recognize our share of such costs in accordance with the EPCO administrative services agreement.

Enterprise Products 2008 Long-Term Incentive Plan

On January 29, 2008, the unitholders of Enterprise Products Partners approved the Enterprise Products 2008 Long-Term Incentive Plan (the “EPD 2008 LTIP”), which provides for awards of Enterprise Products Partners’ common units and other rights to its non-employee directors and to consultants and employees of EPCO and its affiliates providing services to Enterprise Products Partners. Awards under the EPD 2008 LTIP may be granted in the form of restricted units, phantom units, unit options, UARs and distribution equivalent rights. The EPD 2008 LTIP will be administered by EPGP’s Audit, Conflicts and Governance (“ACG”) Committee. Up to 10,000,000 of Enterprise Products Partners’ common units may be granted as awards under the plan, with such amount subject to adjustment.

The exercise price of unit options or UARs awarded to participants will be determined by the ACG Committee (at its discretion) at the date of grant and may be no less than the fair market value of Enterprise Products Partners’ common units at the date of grant. The EPD 2008 LTIP may be amended or terminated at any time by the Board of Directors of EPCO or EPGP’s ACG Committee; however, the rules of the NYSE require that any material amendment, such as a significant increase in the number of common units available under the plan or a change in the types of awards available under the plan, would require the approval of Enterprise Products Partners’ unitholders. The ACG Committee is also authorized to make adjustments in the terms and conditions of, and the criteria included in, awards under the plan in specified circumstances. The EPD 2008 LTIP is effective until the earlier of January 29, 2018 or the time which all available units under the incentive plan have been delivered to participants or the time of termination of the plan by EPCO or EPGP’s ACG Committee.  As of March 31, 2008 no awards have been issued under the EPD 2008 LTIP.

DEP GP UARs

The non-employee directors of DEP GP have been granted UARs in the form of letter agreements. These UARs entitle each non-employee director to receive a cash payment on the vesting date equal to the excess, if any, of the fair market value of the Parent Company’s Units (determined as of a future vesting date) over the grant date fair value.  As of March 31, 2008 and December 31, 2007, we had a total of 90,000 outstanding UARs granted to non-employee directors of DEP GP that cliff vest in 2012.  If a director resigns prior to vesting, his UAR awards are forfeited.  The grant date fair value with respect to these UARs is based on a Unit price of $36.68 per unit.

TEPPCO 1999 Plan

The TEPPCO 1999 Plan provides for the issuance of phantom unit awards as incentives to key employees of EPCO working on behalf of TEPPCO.  There were a total of 31,600 phantom unit awards outstanding under the TEPPCO 1999 Plan at March 31, 2008 and December 31, 2007.  In April 2008, 13,000 phantom units vested resulting in a cash payment of $0.4 million.  The remaining cliff vest as follows:  13,000 in April 2009 and 5,600 in January 2010.  At March 31, 2008 and December 31, 2007, TEPPCO had accrued liability balances of $1.0 million related to the TEPPCO 1999 Plan.

TEPPCO 2000 LTIP

The TEPPCO 2000 LTIP provides key employees of EPCO working on behalf of TEPPCO incentives to achieve improvements in TEPPCO’s financial performance. On December 31, 2007, 8,400 phantom units vested and $0.5 million was paid out to participants in the first quarter of 2008. There were a total of 11,300 phantom unit awards outstanding under the TEPPCO 2000 LTIP at March 31, 2008 that cliff vest on December 31, 2008 and will be paid out to participants in 2009.  At March 31, 2008 and

December 31, 2007, TEPPCO had accrued liability balances of $0.2 million and $0.9 million, respectively, related to the TEPPCO 2000 LTIP.

TEPPCO 2005 Phantom Unit Plan

The TEPPCO 2005 Phantom Unit Plan provides key employees of EPCO working on behalf of TEPPCO incentives to achieve improvements in TEPPCO’s financial performance.  On December 31, 2007, 36,200 phantom units vested and $1.6 million was paid out to participants in the first quarter of 2008.  There were a total of 38,200 phantom unit awards outstanding under the TEPPCO 2005 Phantom Unit Plan at March 31, 2008 that cliff vest on December 31, 2008 and will be paid out to participants in 2009.  At March 31, 2008 and December 31, 2007, TEPPCO had accrued liability balances of $1.0 million and $2.6 million, respectively, related to the TEPPCO 2005 Phantom Unit Plan.

TEPPCO 2006 LTIP

The TEPPCO 2006 LTIP provides for awards of TEPPCO common units and other rights to its non-employee directors and to employees of EPCO working on behalf of TEPPCO.  As of March 31, 2008, 1,647 phantom units and 66,225 UARs had been awarded to non-employee directors of TEPPCO.  As of March 31, 2008, certain EPCO employees working on behalf of TEPPCO had been granted 155,000 option awards, 62,400 restricted unit awards and 335,723 UARs.  After giving effect to outstanding option awards at March 31, 2008 and the issuance and forfeiture of restricted unit awards through March 31, 2008, a total of 4,782,600 common units of TEPPCO could be issued under the TEPPCO 2006 LTIP.  Option awards and restricted unit awards granted under the TEPPCO 2006 LTIP vest in 2011.  The UARs vest in 2012.

TEPPCO unit options.  There was no unit option activity under the TEPPCO 2006 LTIP during the three months ended March 31, 2008, and no options were exercisable at March 31, 2008.

			Weighted-
		Weighted-	average
		average	remaining
	Number of	strike price	contractual
	Units	(dollars/unit)	term (in years)
Outstanding at December 31, 2007	155,000	$45.35
Outstanding at March 31, 2008	155,000	$45.35	9.15

At March 31, 2008, total unrecognized compensation cost related to nonvested option awards granted under the TEPPCO 2006 LTIP was an estimated $0.4 million.  TEPPCO expects to recognize this cost over a weighted-average period of 3.1 years.

TEPPCO restricted units. There was no restricted unit activity under the TEPPCO 2006 LTIP during the three months ended March 31, 2008.

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted units at December 31, 2007	62,400
Restricted units at March 31, 2008	62,400	$37.64

(1) Determined by dividing the aggregate grant date fair value of awards (including an allowance for forfeitures) by the number of awards issued.

None of TEPPCO’s restricted unit awards vested during the three months ended March 31, 2008.  At March 31, 2008, there was an estimated $1.9 million of total unrecognized compensation cost related to restricted unit awards granted under the TEPPCO 2006 LTIP.  TEPPCO expects to recognize these costs over a weighted-average period of 3.1 years.

TEPPCO UARs and phantom units.  As of March 31, 2008 and December 31, 2007, there were a total of 66,225 UARs outstanding that had been granted to non-employee directors of TEPPCO GP and 335,723 UARs outstanding that were granted to certain employees of EPCO who work on behalf of TEPPCO.  These UAR awards will cliff vest in 2012.  If the non-employee director or employee resigns prior to vesting, their UAR awards are forfeited.  These UAR awards are accounted for similar to liability awards under SFAS 123(R) since they will be settled with cash.

As of March 31, 2008 and December 31, 2007, there were a total of 1,647 phantom unit awards outstanding that had been granted to non-employee directors of TEPPCO GP.  Each phantom unit will be redeemed in cash the earlier of (i) April 2011 or (ii) when the director is no longer serving on the board of TEPPCO GP.  In addition, during the vesting period, each participant is entitled to cash distributions equal to the product of the number of phantom units outstanding for the participant and the cash distribution per unit paid by TEPPCO on its common units.  Phantom units awarded to non-employee directors are accounted for similar to liability awards.

Note 5.  Financial Instruments

We are exposed to financial market risks, including changes in commodity prices, interest rates and foreign exchange rates.  We may use financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions.  In general, the types of risks we attempt to hedge are those related to (i) the variability of future earnings, (ii) fair values of certain debt instruments and (iii) cash flows resulting from changes in applicable interest rates, commodity prices or exchange rates.

Interest Rate Risk Hedging Program

Parent Company.  The Parent Company’s interest rate exposure results from variable interest rate borrowings under its credit facility.  A portion of the Parent Company’s interest rate exposure is managed by utilizing interest rate swaps and similar arrangements, which effectively convert a portion of  its variable rate debt into fixed rate debt.  The Parent Company had four floating-to-fixed interest rate swap agreements outstanding at March 31, 2008 that were accounted for as cash flow hedges.

	Number	Period Covered	Termination	Variable to	Notional
Hedged Variable Rate Debt	Of Swaps	by Swap	Date of Swap	Fixed Rate (1)	Value
Parent Company variable-rate borrowings	2	Aug. 2007 to Aug. 2009	Aug. 2009	4.54% to 5.01%	$250.0 million
Parent Company variable-rate borrowings	2	Sep. 2007 to Aug. 2011	Aug. 2011	4.54% to 4.82%	$250.0 million

(1) Amounts receivable from or payable to the swap counterparties are settled every three months (the “settlement period”).

As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded into other comprehensive income and amortized into income based on the settlement period hedged.  Any ineffectiveness is recorded directly into earnings as an increase or decrease in interest expense.  The Parent Company recorded $0.8 million of ineffectiveness (a benefit) related to these interest rate swaps during the three months ended March 31, 2008, which is a component of interest expense on our Unaudited Condensed Statements of Consolidated Operations.

At March 31, 2008 and December 31, 2007, the aggregate fair value of these interest rate swaps was a liability of $25.1 million and $12.1 million, respectively. The Parent Company expects to reclassify $0.5 million of this loss to earnings (as an increase in interest expense) during the second quarter of 2008.  The remainder of the estimated loss would be similarly reclassified to earnings if the forward interest rate assumptions underlying the estimated liability at March 31, 2008 actually materialized.  With respect to the third and fourth quarters of 2008 and the first quarter of 2009, the reclassification amount would be $9.3 million in the aggregate.

Enterprise Products Partners. Enterprise Products Partners’ interest rate exposure results from variable and fixed interest rate borrowings under its consolidated debt agreements, primarily those of EPO.  A portion of its interest rate exposure is managed by utilizing interest rate swaps and similar arrangements, which effectively convert a portion of fixed rate debt into variable rate debt or a portion of variable rate debt into fixed rate debt.

Enterprise Products Partners had nine interest rate swaps outstanding at March 31, 2008 that were accounted for as fair value hedges.  These agreements had a combined notional value of $850.0 million and match the maturity dates of the underlying fixed rate debt being hedged.  The aggregate fair value of these interest rate swaps at March 31, 2008 was an asset of $48.7 million, with an offsetting decrease in the fair value of the underlying debt.   There were eleven interest rate swaps outstanding at December 31, 2007 having an aggregate fair value of $14.8 million (an asset).  Interest expense for the three months ended March 31, 2008 and 2007 includes a $0.8 million loss and a $2.3 million loss, respectively, resulting from these swap agreements.

In February 2008, Enterprise Products Partners terminated two interest rate swaps, each with a notional value of $100.0 million, related to its Senior Notes K and received $6.3 million of cash.  This amount will be amortized to earnings as a reduction in interest expense over the remaining life of the underlying debt.

At times, Enterprise Products Partners may enter into treasury rate lock transactions to hedge U.S. treasury rates related to its anticipated issuances of debt. Gains or losses on the termination of such instruments are amortized to earnings using the effective interest method over the estimated term of the underlying fixed-rate debt. Each of EPO’s treasury lock transactions was designated as a cash flow hedge under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.

In connection with EPO’s issuance of its Senior Notes M and N in April 2008 (see Note 19), EPO terminated all of its outstanding treasury lock financial instruments.  On March 31, 2008, EPO terminated treasury locks having a notional value of $350.0 million and recognized an other comprehensive loss of $27.7 million.  On April 1, 2008, EPO terminated its remaining treasury locks, which had an aggregate notional value of $250.0 million. As a result, Enterprise Products Partners will recognize an additional other comprehensive loss of $12.7 million during the second quarter of 2008.

With respect to its treasury lock transactions (including those terminated in prior periods), Enterprise Products Partners will reclassify $3.3 million of net gains to earnings as a decrease in interest expense over the next twelve months.

Duncan Energy Partners. Duncan Energy Partners had three floating-to-fixed interest rate swap agreements outstanding at March 31, 2008 that were accounted for as cash flow hedges having a notional value of $175.0 million.  The purpose of these financial instruments is to reduce the sensitivity of Duncan Energy Partners’ earnings to the variable interest rates charged under its revolving credit facility.

Duncan Energy Partners recognized a $60 thousand benefit from these swap agreements during the three months ended March 31, 2008.  The aggregate fair value of these interest rate swaps at March 31, 2008 and December 31, 2007 was a liability of $9.0 million and $3.8 million, respectively.  As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded into other comprehensive income and amortized into income based on the settlement period hedged.  Over the next twelve months, Duncan Energy Partners expects to reclassify $3.9 million of this loss to earnings as an increase to interest expense.

TEPPCO.  TEPPCO also utilizes interest rate swap agreements to manage its cost of borrowing. TEPPCO had interest rate swap agreements outstanding at December 31, 2007 that had an aggregate notional value of $200.0 million.  The fair value of these interest rate swaps at December 31, 2007 was an asset of $0.3 million. These swap agreements settled in January 2008, and there are currently no swap agreements outstanding.

In connection with TEPPCO’s issuance of senior notes in March 2008 (see Note 11), TEPPCO terminated all of its outstanding treasury lock financial instruments having a notional value of $600.0 million.  As a result of this termination, TEPPCO recognized an other comprehensive loss of $52.1 million.  This loss is being amortized using the effective interest method over the estimated term of the underlying fixed-rate debt.

Over the next twelve months, TEPPCO expects to reclassify $2.7 million from accumulated other comprehensive loss that was generated by these treasury lock financial instruments as an increase to interest expense.

Commodity Risk Hedging Program

Enterprise Products Partners.  The prices of natural gas, natural gas liquids (“NGLs”) and certain petrochemical products are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond the control of Enterprise Products Partners.  In order to manage the price risks associated with such products, Enterprise Products Partners may enter into commodity financial instruments.

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

At March 31, 2008 and December 31, 2007, the fair value of Enterprise Products Partners’ commodity financial instruments portfolio, which primarily consisted of cash flow hedges, was an asset of $68.3 million and a liability of $19.3 million, respectively.  The change in fair value of this portfolio between March 31, 2008 and December 31, 2007 is primarily due to an increase in natural gas prices.

During the three months ended March 31, 2008, Enterprise Products Partners recorded a loss of $3.8 million related to its commodity financial instruments, which was offset by ineffectiveness of $2.8 million (a benefit).  During the three months ended March 31, 2007, Enterprise Products Partners recorded a loss of $2.6 million related to its commodity financial instruments.  No ineffectiveness was recorded during the three months ended March 31, 2007.  These contracts will terminate during 2008, and any amounts remaining in accumulated other comprehensive income will be reclassified into earnings in 2008.

TEPPCO.  TEPPCO seeks to maintain a position that is substantially balanced between crude oil purchases and related sales and future delivery obligations.  As part of its crude oil marketing business, TEPPCO enters into financial instruments such as swaps and other hedging instruments.  The purpose of such hedging activity is either to balance TEPPCO’s inventory position or to lock in a profit margin.

At March 31, 2008 and December 31, 2007, TEPPCO had a limited number of commodity derivatives that were accounted for as cash flow hedges. These contracts will expire during 2008, and any amounts remaining in accumulated other comprehensive income will be reclassified into earnings in 2008. These financial instruments had a minimal impact on TEPPCO’s earnings.  The fair value of the open positions at March 31, 2008 and December 31, 2007 was a liability of $15.4 million and $18.9 million, respectively.  No ineffectiveness was recognized as of March 31, 2008.

Foreign Currency Hedging Program – Enterprise Products Partners

Enterprise Products Partners is exposed to foreign currency exchange rate risk primarily through its Canadian NGL marketing subsidiary.  As a result, Enterprise Products Partners could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar.  Enterprise Products Partners attempts to hedge this risk using foreign exchange purchase contracts to fix the exchange rate.  Mark-to-market accounting is utilized for these contracts, which typically have a duration of one month.  As of March 31, 2008, $1.6 million of these exchange contracts were outstanding, all of which settled in April 2008.

       Adoption of SFAS 157 – Fair Value Measurements

On January 1, 2008, we adopted the provisions of SFAS 157 that apply to financial assets and liabilities. We will adopt the provisions of SFAS 157 that apply to nonfinancial assets and liabilities on January 1, 2009.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date.

Our fair value estimates are based on either (i) actual market data or (ii) assumptions that other market participants would use in pricing an asset or liability.   These assumptions include estimates of risk. Recognized valuation techniques employ inputs such as product prices, operating costs, discount factors and business growth rates.   These inputs may be either readily observable, corroborated by market data or generally unobservable.  In developing our estimates of fair value, we endeavor to utilize the best information available and apply market-based data to the extent possible.  Accordingly, we utilize valuation techniques (such as the market approach) that maximize the use of observable inputs and minimize the use of unobservable inputs.

SFAS 157 established a three-tier hierarchy that classifies fair value amounts recognized or disclosed in the financial statements based on the observability of inputs used to estimate such fair values.  The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3). At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.  The characteristics of fair value amounts classified within each level of the SFAS 157 hierarchy are described as follows:

▪
Level 1 fair values are based on quoted prices, which are available in active markets for identical assets or liabilities as of the measurement date.  Active markets are defined as those in which transactions for identical assets or liabilities occur in sufficient frequency so as to provide pricing information on an ongoing basis (e.g., the NYSE or New York Mercantile Exchange).  Level 1 primarily consists of financial assets and liabilities such as exchange-traded financial instruments, publicly-traded equity securities and U.S. government treasury securities.

▪
Level 2 fair values are based on pricing inputs other than quoted prices in active markets (as reflected in Level 1 fair values) and are either directly or indirectly observable as of the measurement date.  Level 2 fair values include instruments that are valued using financial models or other appropriate valuation methodologies.  Such financial models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value of money, volatility factors for stocks, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are validated by inputs other than quoted prices (e.g., interest rates and yield curves at commonly quoted intervals).  Level 2  includes non-exchange-traded instruments such as over-the-counter forward contracts, options, and repurchase agreements.

▪
Level 3 fair values are based on unobservable inputs.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Unobservable inputs reflect the reporting entity’s own ideas about the assumptions that market participants would use in pricing an asset or liability (including assumptions about risk).  Unobservable inputs are based on the best information available in the circumstances, which might include the reporting entity’s internally-developed data.  The reporting entity must not ignore information about market participant assumptions that is reasonably available without undue cost and effort.  Level 3 inputs are typically used in connection with internally developed valuation methodologies where management makes its best estimate of an instrument’s fair value.  Level 3 generally includes specialized or unique financial instruments that are tailored to meet a customer’s specific needs.

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities measured on a recurring basis at March 31, 2008.  These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels.  At March 31, 2008, there were no Level 1 financial assets or liabilities.

	Level 2	Level 3	Total
Financial assets:
Commodity financial instruments	$85,939	$758	$86,697
Foreign currency hedging financial instruments	111	--	111
Interest rate hedging financial instruments	48,748	--	48,748
Total	$134,798	$758	$135,556

Financial liabilities:
Commodity financial instruments	$30,450	$3,368	$33,818
Foreign currency hedging financial instruments	18	--	18
Interest rate hedging financial instruments	37,833	--	37,833
Total	$68,301	$3,368	$71,669

Fair values associated with our interest rate, commodity and foreign currency financial instrument portfolios were developed using available market information and appropriate valuation techniques in accordance with SFAS 157.

The following table sets forth a reconciliation of changes in the fair value of our net financial assets and liabilities classified as Level 3 in the fair value hierarchy:

Net
Commodity
Financial
Instruments
Beginning balance, January 1	$(5,054)
Total gains (losses) included in:
Net income (1)	(1,836)
Other comprehensive income	2,419
Purchases, issuances, settlements	1,861
Ending balance, March 31	$(2,610)

Net unrealized losses included in net income
for the quarter relating to instruments still held
at March 31, 2008 (1)	$25

(1)   At March 31, 2008, total commodity financial instrument losses included in net income were $1.8 million, of which $25 thousand were unrealized gains. These amounts were recognized in revenues on our Unaudited Condensed Statement of Consolidated Operations for the three months ended March 31, 2008.

Note 6.  Inventories

Our inventory amounts by business segment were as follows at the dates indicated:

	March 31,	December 31,
	2008	2007
Investment in Enterprise Products Partners:
Working inventory (1)	$279,225	$342,589
Forward-sales inventory (2)	9,573	11,693
Subtotal	288,798	354,282
Investment in TEPPCO:
Working inventory (3)	58,275	56,574
Forward-sales inventory (4)	21,393	16,547
Subtotal	79,668	73,121
Eliminations	(2,205)	(1,717)
Total inventory	$366,261	$425,686

(1)  Working inventory is comprised of inventories of natural gas, NGLs and certain petrochemical products that are either available-for-sale or used in the provision for services.
(2)  Forward sales inventory consists of segregated NGL and natural gas volumes dedicated to the fulfillment of forward-sales contracts.
(3)  Working inventory is comprised of inventories of crude oil, refined products, liquefied petroleum gases (“LPGs”), lubrication oils, and specialty chemicals that are either available-for-sale or used in the provision for services.
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

The following table presents our total cost of sales amounts by segment for the periods noted:

	For the Three Months
	Ended March 31,
	2008	2007
Investment in Enterprise Products Partners (1)	$4,901,729	$2,780,765
Investment in TEPPCO (2)	2,616,894	1,837,050
Eliminations	(42,355)	(14,559)
Total cost of sales (3)	$7,476,268	$4,603,256

(1)   Includes LCM adjustments of $4.2 million and $11.0 million recognized during the three months ended March 31, 2008 and 2007, respectively.
(2)   Includes LCM adjustments of $12 thousand and $0.6 million recognized during the three months ended March 31, 2008 and 2007, respectively.
(3)   The increase in cost of sales is primarily due to higher sales volumes and energy commodity prices associated with Enterprise Products Partners’ marketing activities.

Note 7.  Property, Plant and Equipment

Our property, plant and equipment amounts by business segment were as follows at the dates indicated:

	Estimated
	Useful Life	March 31,	December 31,
	In Years	2008	2007
Investment in Enterprise Products Partners:
Plants, pipelines, buildings and related assets (1)	3-35 (5)	$11,383,624	$10,873,422
Storage facilities (2)	5-35 (6)	727,668	720,795
Offshore platforms and related facilities (3)	20-31	634,645	637,812
Transportation equipment (4)	3-10	33,210	32,627
Land		49,821	48,172
Construction in progress		1,288,212	1,173,988
Total historical cost		14,117,180	13,486,816
Less accumulated depreciation		2,020,672	1,910,848
Total carrying value, net		$12,096,508	$11,575,968
Investment in TEPPCO:
Plants, pipelines, buildings and related assets (1)	5-40 (5)	$2,528,703	$2,511,714
Storage facilities (2)	5-40 (6)	262,265	260,860
Transportation equipment (4)	5-10	9,101	8,370
Marine vessels (7)	20-30	422,045	--
Land		193,325	172,348
Construction in progress		472,848	414,265
Total historical cost		3,888,287	3,367,557
Less accumulated depreciation		672,150	644,129
Total carrying value, net		$3,216,137	$2,723,428
Total property, plant and equipment, net		$15,312,645	$14,299,396

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
(7)  See Note 9 for additional information regarding the acquisition of marine services businesses by TEPPCO in February 2008.

The following table summarizes our depreciation expense and capitalized interest amounts by segment for the periods noted:

	For the Three Months
	Ended March 31,
	2008	2007

Investment in Enterprise Products Partners:
Depreciation expense (1)	$109,843	$94,980
Capitalized interest (2)	18,112	20,742
Investment in TEPPCO:
Depreciation expense (1)	28,118	23,821
Capitalized interest (2)	4,356	3,728

(1)   Depreciation expense is a component of operating costs and expenses as presented in our Unaudited Condensed Statements of Consolidated Operations.
(2)   Capitalized interest increases the carrying value of the associated asset and reduces interest expense during the period it is recorded.

Enterprise Products Partners reviewed assumptions underlying the estimated remaining useful lives of certain of its assets during the first quarter of 2008. As a result of this review, effective January 1, 2008, Enterprise Products Partners revised the remaining useful lives of these assets, most notably the assets that constitute its Texas Intrastate System.  This change in estimate increased the remaining useful life of such assets to incorporate recent data showing that proved natural gas reserves supporting throughput and processing volumes for these assets have changed since Enterprise Products Partners’ original estimates made in September 2004.  These revisions will prospectively reduce Enterprise Products Partners’ depreciation expense on assets having carrying values totaling $2.7 billion as of March 31, 2008.  On average, we extended the life of these assets by 3.1 years.  As a result of this change in estimate, depreciation expense included in operating income for the three months ended March 31, 2008 decreased by approximately $5.0 million, of which $4.7 million was allocated to minority interest.  The impact of this change in estimate on our earnings per unit was immaterial.

Asset retirement obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of a tangible long-lived asset that results from its acquisition, construction, development or normal operation, or a combination of these factors.  The following table summarizes amounts recognized in connection with AROs since December 31, 2007:

	Investment in
	Enterprise
	Products	Investment in
	Partners	TEPPCO	Total
ARO liability balance, December 31, 2007	$40,614	$1,610	$42,224
Liabilities incurred	384	(184)	200
Liabilities settled	(4,906)	--	(4,906)
Revisions in estimated cash flows	160	1,878	2,038
Accretion expense	659	32	691
ARO liability balance, March 31, 2008	$36,911	$3,336	$40,247

Our consolidated property, plant and equipment at March 31, 2008 and December 31, 2007 includes $11.0 million and $11.3 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

Note 8.  Investments In and Advances to Unconsolidated Affiliates

We own interests in a number of related businesses that are accounted for using the equity method of accounting.  The following table presents our investments in and advances to unconsolidated affiliates by segment at the dates indicated:

	Ownership
	Percentage at
	March 31,	March 31,	December 31,
	2008	2008	2007
Investment in Enterprise Products Partners:
Venice Energy Service Company L.L.C. (“VESCO”) (1)	13.1%	$33,706	$40,129
K/D/S Promix, L.L.C. (“Promix”)	50%	50,068	51,537
Baton Rouge Fractionators LLC (“BRF”)	32.3%	25,372	25,423
Evangeline (2)	49.5%	3,916	3,490
Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”)	36%	57,904	58,423
Cameron Highway Oil Pipeline Company (“Cameron Highway”)	50%	257,176	256,588
Deepwater Gateway, L.L.C. (“Deepwater Gateway”)	50%	107,646	111,221
Neptune Pipeline Company, L.L.C. (“Neptune”)	25.7%	54,145	55,468
Nemo Gathering Company, LLC (“Nemo”)	33.9%	2,944	2,888
Baton Rouge Propylene Concentrator, LLC (“BRPC”)	30%	13,621	13,282
Other	50%	4,096	4,053
Total Investment in Enterprise Products Partners		610,594	622,502
Investment in TEPPCO:
Seaway Crude Pipeline Company (“Seaway”)	50%	187,758	184,757
Centennial Pipeline LLC (“Centennial”)	50%	75,927	77,919
Other	25%	373	362
Total Investment in TEPPCO		264,058	263,038
Investment in Energy Transfer Equity:
Energy Transfer Equity	17.5%	1,609,600	1,641,363
LE GP	34.9%	12,001	12,100
Total Investment in Energy Transfer Equity		1,621,601	1,653,463
Total consolidated		$2,496,253	$2,539,003

(1)   Enterprise Products Partners’ investment in VESCO has decreased since December 31, 2007 partially due to $4.0 million of expense associated with certain repair projects.
(2)   Refers to ownership interests in Evangeline Gas Pipeline Company, L.P. and Evangeline Gas Corp., collectively.

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

The following table summarizes our excess cost information at the dates indicated by the business segment:

	Investment in		Investment in
	Enterprise		Energy
	Products	Investment in	Transfer
	Partners	TEPPCO	Equity	Total
Initial excess cost amounts attributable to:
Fixed Assets	$51,476	$30,277	$572,588	$654,341
Goodwill	--	--	294,640	294,640
Intangibles – finite life	--	30,021	289,851	319,872
Intangibles – indefinite life	--	--	513,508	513,508
Total	$51,476	$60,298	$1,670,587	$1,782,361

Excess cost amounts, net of amortization at:
March 31, 2008	$35,685	$32,210	$1,633,879	$1,701,774
December 31, 2007	$36,156	$33,302	$1,643,890	$1,713,348

The Parent Company’s investments in Energy Transfer Equity and LE GP exceed its share of the historical cost of the underlying net assets of such entities.  At March 31, 2008, the Parent Company’s investments in Energy Transfer Equity and LE GP reflect preliminary fair value allocations (net of related amortization) of the $1.63 billion basis differential consisting of $551.3 million attributed to fixed assets, $513.5 million attributable to ETP IDRs (an indefinite-life intangible asset), $294.6 million of goodwill and $274.5 million attributed to amortizable intangible assets.  The amounts attributed to fixed assets and amortizable intangible assets represent the pro rata excess of the preliminary fair values determined for such assets over the entity’s historical carrying values for such assets at the acquisition date. These excess cost amounts are amortized over the estimated useful life of the underlying assets as a reduction in equity earnings from Energy Transfer Equity and LE GP.

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

Non-cash amortization of excess cost amounts associated with the Parent Company’s investments in Energy Transfer Equity and LE GP is forecast at $30.0 million for the remainder of 2008 and approximately $40.0 million for each of the years 2009 through 2012.  As of March 31, 2008, we expect that our total excess cost amortization will be $36.1 million for the remainder of 2008.

Amortization of excess cost amounts are recorded as a reduction in equity earnings.  The following table summarizes our equity earnings from unconsolidated affiliates, aggregated by business segment, for the periods indicated:

	For the Three Months
	Ended March 31,
	2008	2007
Investment in Enterprise Products Partners	$8,923	$5,222
Investment in TEPPCO	(1,132)	301
Investment in Energy Transfer Equity (1)	12,033	--
Total equity earnings	$19,824	$5,523

(1) Equity earnings from our Investment in Energy Transfer Equity segment for the three months ended March 31, 2008, included $10.0 million of amortization of excess cost amounts.

Summarized Financial Information of Unconsolidated Affiliates

The following table presents unaudited income statement data for our current unconsolidated affiliates, aggregated by business segment, for the periods indicated (on a 100% basis).

	Summarized Income Statement Information for the Three Months Ended
	March 31, 2008			March 31, 2007
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income
Investment in Enterprise Products Partners	$176,587	$29,377	$27,185	$136,852	$26,468	$18,220
Investment in TEPPCO	30,216	11,225	8,533	27,041	7,468	4,688
Investment in Energy Transfer Equity	2,639,245	367,929	126,705	--	--	--

No income statement data is presented for our Investment in Energy Transfer Equity for the three months ended March 31, 2007, as we did not acquire ownership interests in Energy Transfer Equity and its general partner until May 2007.

Note 9.  Business Combinations

TEPPCO Marine Services Businesses

On February 1, 2008, TEPPCO entered the marine transportation business for refined products, crude oil and condensate through the purchase of related assets from Cenac Towing Co., Inc., Cenac Offshore, L.L.C., and Mr. Arlen B. Cenac, Jr. (collectively “Cenac”). The aggregate value of total consideration TEPPCO paid or issued to complete this business combination was $444.3 million, which consisted of $257.7 million in cash and approximately 4.9 million of TEPPCO’s newly issued common units.  Additionally TEPPCO assumed approximately $63.2 million of Cenac’s debt in the transaction.  TEPPCO acquired 42 tow boats, 89 tank barges and the economic benefit of certain related commercial agreements.  TEPPCO’s new business line serves refineries and storage terminals along the Mississippi, Illinois and Ohio rivers, as well as the Intracoastal Waterway between Texas and Florida.  These assets also gather crude oil from production facilities and platforms along the Gulf Coast and in the Gulf of Mexico. TEPPCO used its short-term credit facility to finance the cash portion of the acquisition.  TEPPCO repaid the $63.2 million of debt assumed in this transaction using borrowings under its short-term credit facility.

On February 29, 2008, TEPPCO purchased related marine assets from Horizon Maritime, L.L.C. (“Horizon”), a privately-held Houston-based company, for $80.8 million in cash. TEPPCO acquired 7 tow boats, 17 tank barges, rights to two tow boats under construction and the economic benefit of certain related commercial agreements.  These vessels transport asphalt, heavy fuel oil and other heated oil products to storage facilities and refineries along the Mississippi, Illinois and Ohio Rivers, as well as the Intracoastal Waterway.  TEPPCO’s short-term credit facility was used to finance this acquisition.

Purchase Price Allocations

We accounted for our business combinations during the three months ended March 31, 2008 using the purchase method of accounting and, accordingly, such costs have been allocated to assets acquired and liabilities assumed based on estimated preliminary fair values.  Such preliminary values have been developed using recognized business valuation techniques and are subject to change pending a final valuation analysis.  We expect to finalize the purchase price allocations for these transactions during 2008.

	Cenac	Horizon	South
	Acquisition	Acquisition	Monco (1)	Total
Assets acquired in business combination:
Current assets	$--	$--	$35	$35
Property, plant and equipment, net	359,955	63,872	(12,781)	411,046
Intangible assets	52,850	6,790	12,747	72,387
Total assets acquired	412,805	70,662	1	483,468
Liabilities assumed in business combination:
Other long-term liabilities	(63,157)	--	--	(63,157)
Total liabilities assumed	(63,157)	--	--	(63,157)
Total assets acquired less liabilities assumed	349,648	70,662	1	420,311
Fair value of 4,854,899 TEPPCO common units	186,557	--	--	186,557
Total cash used for business combinations	257,711	80,774	1	338,486
Goodwill	$94,620	$10,112	$--	$104,732

(1)  Primarily represents non-cash reclassification adjustments to Enterprise Products Partners’ December 2007 preliminary fair value estimates for assets acquired in its South Monco natural gas pipeline business acquisition.

Note 10.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following tables summarize our intangible assets at the dates indicated:

	March 31, 2008
	Gross	Accum.	Carrying
	Value	Amort.	Value
Investment in Enterprise Products Partners:
Customer relationship intangibles	$858,354	$(228,801)	$629,553
Contract-based intangibles	395,236	(135,332)	259,904
Subtotal	1,253,590	(364,133)	889,457
Investment in TEPPCO:
Incentive distribution rights	606,926	--	606,926
Customer relationship intangibles	41,401	(568)	40,833
Gas gathering agreements	462,449	(189,285)	273,164
Other contract-based intangibles	74,166	(24,225)	49,941
Subtotal	1,184,942	(214,078)	970,864
Total	$2,438,532	$(578,211)	$1,860,321

	December 31, 2007
	Gross	Accum.	Carrying
	Value	Amort.	Value
Investment in Enterprise Products Partners:
Customer relationship intangibles	$845,607	$(213,215)	$632,392
Contract-based intangibles	395,235	(128,209)	267,026
Subtotal	1,240,842	(341,424)	899,418
Investment in TEPPCO:
Incentive distribution rights	606,926	--	606,926
Customer relationship intangibles	501	(111)	390
Gas gathering agreements	462,449	(181,372)	281,077
Other contract-based intangibles	55,126	(22,738)	32,388
Subtotal	1,125,002	(204,221)	920,781
Total	$2,365,844	$(545,645)	$1,820,199

The carrying value of TEPPCO’s intangible assets increased as a result of its acquisition of marine service businesses in February 2008 (see Note 9).  TEPPCO acquired certain customer relationships and non-compete agreements.

The following table presents the amortization expense of our intangible assets by segment for the periods indicated:

	For the Three Months
	Ended March 31,
	2008	2007
Investment in Enterprise Products Partners	$22,779	$22,979
Investment in TEPPCO	9,787	8,430
Total	$32,566	$31,409

For the remainder of 2008, amortization expense associated with our intangible assets is currently estimated at $99.1 million.

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

The Parent Company recorded an indefinite-life intangible asset valued at $606.9 million in connection with its receipt of the TEPPCO IDRs from DFIGP in May 2007.  This amount represents DFIGP’s historical carrying value and characterization of such asset.  This intangible asset is not subject to amortization, but is subject to periodic testing for recoverability in a manner similar to goodwill.

The IDRs represent contractual rights to the incentive cash distributions paid by TEPPCO.  Such rights were granted to TEPPCO GP under the terms of TEPPCO’s partnership agreement.  In accordance with TEPPCO’s partnership agreement, TEPPCO GP may separate and sell the IDRs independent of its other residual general partner and limited partner interests in TEPPCO.  TEPPCO GP is entitled to 2% of the cash distributions paid by TEPPCO as well as the associated IDRs of TEPPCO.  TEPPCO GP is the sole general partner of, and thereby controls, TEPPCO.  As an incentive, TEPPCO GP’s percentage interest in TEPPCO’s quarterly cash distributions is increased after certain specified target levels of distribution rates are met by TEPPCO. See Note 18 for additional information regarding TEPPCO GP’s quarterly incentive distribution thresholds.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  Goodwill is not amortized; however, it is subject to annual impairment testing.  No goodwill impairment losses were recorded during the three months ended March 31, 2008 or 2007.  The following table summarizes our goodwill amounts by business segment at the dates indicated:

	March 31,	December 31,
	2008	2007
Investment in Enterprise Products Partners	$591,652	$591,652
Investment in TEPPCO	320,660	215,928
Totals	$912,312	$807,580

The carrying value of TEPPCO’s goodwill increased as a result of its acquisition of marine service businesses in February 2008 (see Note 9).  Management attributes the value of this goodwill to potential future benefits TEPPCO expects to realize as a result of acquiring such businesses.

Note 11.  Debt Obligations

The following table presents our consolidated debt obligations at the dates indicated.

	March 31,	December 31,
	2008	2007
Debt obligations of the Parent Company:
EPE Revolver, variable rate, due September 2012	$113,000	$115,000
Term Loan A, variable rate, due September 2012	125,000	125,000
Term Loan B, variable rate, due November 2014	850,000	850,000
Total debt obligations of the Parent Company	1,088,000	1,090,000
Senior debt obligations of Enterprise Products Partners:
EPO Revolver, variable rate, due November 2012	1,310,000	725,000
EPO Senior Notes B, 7.50% fixed-rate, due February 2011	450,000	450,000
EPO Senior Notes C, 6.375% fixed-rate, due February 2013	350,000	350,000
EPO Senior Notes D, 6.875% fixed-rate, due March 2033	500,000	500,000
EPO Senior Notes F, 4.625% fixed-rate, due October 2009	500,000	500,000
EPO Senior Notes G, 5.60% fixed-rate, due October 2014	650,000	650,000
EPO Senior Notes H, 6.65% fixed-rate, due October 2034	350,000	350,000
EPO Senior Notes I, 5.00% fixed-rate, due March 2015	250,000	250,000
EPO Senior Notes J, 5.75% fixed-rate, due March 2035	250,000	250,000
EPO Senior Notes K, 4.950% fixed-rate, due June 2010	500,000	500,000
EPO Senior Notes L, 6.30%, fixed-rate, due September 2017	800,000	800,000
Petal GO Zone Bonds, variable rate, due August 2034	57,500	57,500
Pascagoula MBFC Loan, 8.70% fixed-rate, due March 2010	54,000	54,000
Dixie Revolver, variable rate, due June 2010	10,000	10,000
Duncan Energy Partners’ Revolver, variable rate, due February 2011	188,000	200,000
Total senior debt obligations of Enterprise Products Partners	6,219,500	5,646,500
Senior debt obligations of TEPPCO:
TEPPCO Revolver, variable rate, due December 2012	429,200	490,000
TEPPCO Senior Notes, 7.625% fixed rate, due February 2012	500,000	500,000
TEPPCO Senior Notes, 6.125% fixed rate, due February 2013	200,000	200,000
TEPPCO Senior Notes, 5.90% fixed rate, due April 2013	250,000	--
TEPPCO Senior Notes, 6.65% fixed rate, due April 2018	350,000	--
TEPPCO Senior Notes, 7.55% fixed rate, due April 2038	400,000	--
TE Products Senior Notes, 6.45% fixed-rate, due January 2008 (1)	--	180,000
TE Products Senior Notes, 7.51% fixed-rate, due January 2028 (1)	--	175,000
Total senior debt obligations of TEPPCO	2,129,200	1,545,000
Total principal amount of senior debt obligations	9,436,700	8,281,500
Subordinated debt obligations of Enterprise Products Partners:
EPO Junior Notes A, fixed/variable rates, due August 2066	550,000	550,000
EPO Junior Notes B, fixed/variable rates, due January 2068	700,000	700,000
Total subordinated debt obligations of Enterprise Products Partners	1,250,000	1,250,000
Subordinated debt obligations of TEPPCO:
TEPPCO Junior Subordinated Notes, fixed/variable rates, due June 2067	300,000	300,000
Total principal amount of senior and subordinated debt obligations	10,986,700	9,831,500
Other, non-principal amounts:
Changes in fair value of debt-related financial instruments (2)	49,581	14,839
Unamortized discounts, net of premiums	(11,941)	(7,297)
Unamortized deferred gains related to terminated interest rate swaps	27,651	22,163
Total other, non-principal amounts	65,291	29,705
Long-term debt	11,051,991	9,861,205
Current maturities of long-term debt	--	(353,976)
Total consolidated debt obligations	$11,051,991	$9,507,229
Standby letters of credit outstanding	$24,186	$24,594

(1)  In January 2008, TE Products retired all of its outstanding long-term debt by repaying at maturity $180.0 million principal amount of its 6.45% TE Products Senior Notes due 2008 and redeeming the remaining $175.0 million principal amount of its 7.51% TE Products Senior Notes due 2028. The redemption price for the 7.51% TE Products Senior Notes due 2028 was 103.755% (or $181.6 million, which includes a $6.6 million make-whole premium) of the principal amount plus accrued and unpaid interest to January 28, 2008, the date of redemption, of $0.5 million.
(2)  See Note 5 for information regarding our financial instruments.

Guarantor Relationships

Enterprise Products Partners L.P. acts as guarantor of the consolidated debt obligations of EPO with the exception of Dixie’s revolving credit facility and Duncan Energy Partners’ revolving credit facility.  If EPO were to default on any of its guaranteed debt, Enterprise Products Partners L.P. would be responsible for full repayment of that obligation.  EPO’s debt obligations are non-recourse to the Parent Company and EPGP.

TE Products Pipeline Company, LLC (“TE Products”), TCTM, L.P., TEPPCO Midstream Companies, LLC, and Val Verde Gas Gathering Company, L.P. (collectively, the “Subsidiary Guarantors”) act as guarantors of TEPPCO’s senior notes and revolver.  The Subsidiary Guarantors also act as guarantors, on a junior subordinated basis, of TEPPCO’s junior subordinated notes. TEPPCO’s debt obligations are non-recourse to the Parent Company and TEPPCO GP.

Debt Obligations of the Parent Company

The Parent Company consolidates the debt obligations of both Enterprise Products Partners and TEPPCO; however, the Parent Company does not have the obligation to make interest or principal payments with respect to such obligations.

There have been no significant changes in the terms of the Parent Company’s debt obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Consolidated Debt Obligations of Enterprise Products Partners

Apart from that discussed below, there have been no significant changes in the terms of Enterprise Products Partners’ debt obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

In April 2008, EPO sold $400.0 million in principal amount of 5.65% senior notes due 2013 (“Senior Notes M”) and $700.0 million in principal amount of 6.50% senior notes due 2019 (“Senior Notes N”).  See Note 19 for additional information regarding the issuance of these notes.

Consolidated Debt Obligations of TEPPCO

Apart from that discussed below, there have been no significant changes in the terms of TEPPCO’s debt obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

TEPPCO Short-Term Credit Facility.  At December 31, 2007, TEPPCO had in place an unsecured term credit agreement with a borrowing capacity of $1.0 billion which was set to mature on December 19, 2008.  Term loans could be drawn in up to five separate drawings, each in a minimum amount of $75.0 million.  Amounts repaid could not be re-borrowed, and the principal amounts of all term loans were due and payable in full on the maturity date.  During the first quarter of 2008, TEPPCO borrowed $1.0 billion to finance the retirement of TE Products’ senior notes, the marine services acquisitions and other partnership purposes.  In March 2008, TEPPCO repaid the outstanding balance primarily with proceeds from the issuance of senior notes and terminated the Short-Term Credit Facility on March 27, 2008.

The following table presents borrowings and repayments associated with TEPPCO’s Short-Term Credit Facility during the three months ended March 31, 2008.

Borrowings, January 2008 (1)	$355,000
Borrowings, February 2008 (2)	645,000
Repayments, March 2008	(1,000,000)
Balance, March 27, 2008 (3)	$--

(1)   Funds borrowed to finance the retirement of TE Products’ senior notes.
(2)   Funds borrowed to finance TEPPCO’s marine services acquisitions and for general partnership purposes.
(3)   TEPPCO’s Short Term Credit Facility was terminated on March 27, 2008 upon full repayment of borrowings thereunder.

TEPPCO Senior Notes.  On March 27, 2008, TEPPCO issued and sold (i) $250.0 million principal amount of 5.90% Senior Notes due 2013, (ii) $350.0 million principal amount of 6.65% Senior Notes due 2018, and (iii) $400.0 million principal amount of 7.55% Senior Notes due 2038.  The senior notes were issued at 99.922%, 99.640% and 99.451% of their principal amounts, respectively.  Interest on the notes will be paid semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2008.  TEPPCO used the net proceeds from the issuance of these notes to repay and terminate the TEPPCO Short-Term Credit Facility, which was set to mature in December 2008.

TEPPCO may redeem the senior notes before their maturity in whole, at any time, or in part, from time to time, prior to maturity, at a redemption price that includes accrued and unpaid interest and a make-whole premium.  The indenture governing TEPPCO’s senior notes contain covenants, including, but not limited to, covenants limiting the creation of liens securing indebtedness and sale and leaseback transactions.  However, the indentures do not limit TEPPCO’s ability to incur additional indebtedness.

Covenants

We are in compliance with the covenants of our consolidated debt agreements at March 31, 2008 and December 31, 2007.

Information regarding variable interest rates paid

The following table presents the range of interest rates paid and weighted-average interest rates paid on our consolidated variable-rate debt obligations during the three months ended March 31, 2008.

	Range of	Weighted-average
	interest rates	interest rate
	paid	paid
EPE Revolver	4.81% to 6.99%	5.53%
EPE Term Loan A	4.81% to 6.99%	5.50%
EPE Term Loan B	5.31% to 7.49%	6.49%
EPO Revolver	3.14% to 6.00%	4.17%
Dixie Revolver	2.86% to 5.50%	4.03%
Petal GO Zone Bonds	1.16% to 3.25%	2.46%
Duncan Energy Partners’ Revolver	3.39% to 6.20%	5.50%
TEPPCO Revolver	3.04% to 3.62%	3.16%
TEPPCO Short-Term Credit Facility	3.59% to 4.96%	4.02%

Consolidated debt maturity table

The following table presents the scheduled maturities of principal amounts of our consolidated debt obligations for the next five years and in total thereafter.  This information is presented on a pro forma basis, taking into account the issuance of EPO’s Senior Notes M and N in April 2008 and related use of proceeds (see Note 19).

2008	$--
2009	500,000
2010	599,931
2011	638,000
2012	1,341,269
Thereafter	7,907,500
Total scheduled principal payments	$10,986,700

Debt Obligations of Unconsolidated Affiliates

Enterprise Products Partners has two unconsolidated affiliates with long-term debt obligations and TEPPCO has one unconsolidated affiliate with long-term debt obligations.  The following table shows (i) the ownership interest in each entity at March 31, 2008, (ii) total debt of each unconsolidated affiliate at March 31, 2008 (on a 100% basis to the unconsolidated affiliate) and (iii) the corresponding scheduled maturities of such debt.

			Scheduled Maturities of Debt
	Ownership							After
	Interest	Total	2008	2009	2010	2011	2012	2012
Poseidon (1)	36.0%	$98,000	$--	$--	$--	$98,000	$--	$--
Evangeline (1)	49.5%	20,650	5,000	5,000	3,150	7,500	--	--
Centennial (2)	50.0%	140,000	10,100	9,900	9,100	9,000	8,900	93,000
Total		$258,650	$15,100	$14,900	$12,250	$114,500	$8,900	$93,000

(1) Denotes an unconsolidated affiliate of Enterprise Products Partners. (2) Denotes an unconsolidated affiliate of TEPPCO.

The credit agreements of these unconsolidated affiliates include customary covenants, including financial covenants.  These businesses were in compliance with such covenants at March 31, 2008.  The credit agreements of these unconsolidated affiliates restrict their ability to pay cash dividends or distributions if a default or an event of default (as defined in each credit agreement) has occurred and is continuing at the time such dividend or distribution is scheduled to be paid.

There have been no significant changes in the terms of the debt obligations of our unconsolidated affiliates since those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Note 12.  Partners’ Equity and Distributions

We are a Delaware limited partnership that was formed in April 2005.  We are owned 99.99% by our limited partners and 0.01% by EPE Holdings, our sole general partner.  EPE Holdings is owned 100% by Dan Duncan LLC, which is wholly-owned by Dan L. Duncan.

Our Units represent limited partner interests, which give the holders thereof the right to participate in cash distributions and to exercise the other rights or privileges available to them under our First Amended and Restated Agreement of Limited Partnership (as amended from time to time, the “Partnership Agreement”).

In accordance with the Partnership Agreement, capital accounts are maintained for our general partner and limited partners.  The capital account provisions of the Partnership Agreement incorporate principles established for U.S. Federal income tax purposes and are not comparable to GAAP-based equity amounts presented in our consolidated financial statements.  Earnings and cash distributions are allocated to holders of our Units in accordance with their respective percentage interests.  See Note 14 for additional information regarding our Class B Units which converted to Units during the third quarter 2007.

Class C Units

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

Unit History

There have been no changes in our outstanding Units since December 31, 2007.

Summary of Changes in Limited Partners’ Equity

The following table details the changes in limited partners’ equity since December 31, 2007:

		Class C
	Units	Units	Total
Balance, December 31, 2007	$1,698,321	$380,665	$2,078,986
Net income	46,545	--	46,545
Operating leases paid by EPCO	26	--	26
Cash distributions to partners	(50,509)	--	(50,509)
Contributions from partners	24	--	24
Amortization of unit-based awards	158	--	158
Balance, March 31, 2008	$1,694,565	$380,665	$2,075,230

Distributions to Partners

On May 8, 2008, we paid a quarterly cash distribution of $0.425 per Unit, or $1.70 per Unit on an annualized basis, to unitholders of record as of April 30, 2008.  Our cash distribution for the first quarter of 2007 was $0.365 per Unit.

Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss at the dates indicated:

	March 31,	December 31,
	2008	2007
Commodity financial instruments (1)	$55,836	$(40,271)
Interest rate financial instruments (1)	(63,514)	1,048
Foreign currency hedges (1)	111	1,308
Foreign currency translation adjustment (1)	777	1,200
Pension and postretirement benefit plans	324	588
Proportionate share of other comprehensive loss
of unconsolidated affiliates (2)	(10,520)	(3,848)
Total accumulated other comprehensive loss	$(16,986)	$(39,975)

(1)   See Note 5 for additional information regarding these components of accumulated other comprehensive loss.
(2)   Relates to commodity and interest rate hedging financial instruments of Energy Transfer Equity.

Note 13.  Related Party Transactions

The following table summarizes our revenue and expense transactions with related parties for the periods indicated:

	For the Three Months
	Ended March 31,
	2008	2007
Revenues from consolidated operations:
EPCO and affiliates	$2	$2
Energy Transfer Equity	223,099	--
Other unconsolidated affiliates	59,174	55,734
Total	$282,275	$55,736
Operating costs and expenses:
EPCO and affiliates	$122,333	$100,337
Energy Transfer Equity	48,824	--
Other unconsolidated affiliates	13,198	5,943
Total	$184,355	$106,280
General and administrative costs:
EPCO and affiliates	$26,414	$19,651
Other expense:
EPCO and affiliates	$274	$70

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

Relationship with EPCO and affiliates

We have an extensive and ongoing relationship with EPCO and its affiliates, which include the following significant entities that are not part of our consolidated group of companies:

▪	EPCO and its consolidated private company subsidiaries;

▪	EPE Holdings, our general partner; and

▪	the Employee Partnerships (see Note 4).

EPCO is a private company controlled by Dan L. Duncan, who is also a director and Chairman of EPE Holdings and EPGP.  At March 31, 2008, EPCO beneficially owned 107,804,268 (or 77.4%) of the Parent Company’s outstanding Units and 100% of its general partner, EPE Holdings.  In addition, at March 31, 2008, EPCO beneficially owned 148,380,057 (or 34.0%) of Enterprise Products Partners’ common units, including 13,454,498 common units owned by the Parent Company.  At March 31, 2008, EPCO beneficially owned 16,691,550 (or 17.2%) of TEPPCO’s common units, including the 4,400,000 common units owned by the Parent Company.  The Parent Company owns all of the membership interests of EPGP and TEPPCO GP.  The principal business activity of EPGP is to act as the sole managing partner of Enterprise Products Partners.  The principal business activity of TEPPCO GP is to act as the sole general partner of TEPPCO.  The executive officers and certain of the directors of EPGP, TEPPCO GP, and EPE Holdings are employees of EPCO.

The Parent Company, EPE Holdings, TEPPCO, TEPPCO GP, Enterprise Products Partners and EPGP are separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are separate from those of EPCO and its other affiliates.  EPCO and its private company subsidiaries depend on the cash distributions they receive from the Parent Company, TEPPCO, Enterprise Products Partners and other investments to fund their other operations and to meet their debt obligations.  EPCO and its affiliates received $105.8 million and $91.3 million in cash distributions from us during the three months ended March 31, 2008 and 2007, respectively.

The ownership interests in Enterprise Products Partners and TEPPCO that are owned or controlled by the Parent Company are pledged as security under its credit facility.  In addition, the ownership interests in the Parent Company, Enterprise Products Partners and TEPPCO that are owned or controlled by EPCO and its affiliates, other than those interests owned by the Parent Company, DD Securities LLC and certain trusts affiliated with Dan L. Duncan, are pledged as security under the credit facility of a private company affiliate of EPCO.  This credit facility contains customary and other events of default relating to EPCO and certain affiliates, including the Parent Company, Enterprise Products Partners and TEPPCO.

We have entered into an agreement with EPCO to provide trucking services to us for the transportation of NGLs and other products.  We also lease office space in various buildings from affiliates of EPCO.  The rental rates in these lease agreements approximate market rates.

EPCO Administrative Services Agreement

We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to an administrative services agreement (the “ASA”).  Enterprise Products Partners and its general partner, the Parent Company and its general partner, Duncan Energy Partners and its general partner, and TEPPCO and its general partner, among other affiliates, are parties to the ASA.  The ACG Committees of each general partner have approved the ASA.

Under the ASA, we reimburse EPCO for all costs and expenses it incurs in providing for us.  The ASA also addresses potential conflicts in business opportunities that may arise among parties to the agreement, including (i) Enterprise Products Partners and EPGP; (ii) Duncan Energy Partners and DEP GP; (iii) the Parent Company and EPE Holdings; and (iv) the EPCO Group, which includes EPCO and its affiliates (but does not include the aforementioned entities and their controlled affiliates).

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

Energy Transfer Equity.  For the three months ended March 31, 2008, Enterprise Products Partners recorded $223.1 million of revenues from ETP, primarily from NGL marketing activities, and incurred $48.8 million in operating costs and expenses.  Enterprise Products Partners has a long-term revenue generating contract with Titan Energy Partners, L.P. (“Titan”), a consolidated subsidiary of ETP.  Titan purchases substantially all of its propane requirements from Enterprise Products Partners.  The contract continues until March 31, 2010 and contains renewal and extension options.  Enterprise Products Partners and another subsidiary of ETP, Energy Transfer Company (“ETC OLP”), transport natural gas on each other’s systems and share operating expenses on certain pipelines.  ETC OLP also sells natural gas to Enterprise Products Partners.

Relationship with Duncan Energy Partners

In September 2006, Duncan Energy Partners, a consolidated subsidiary of Enterprise Products Partners, was formed to acquire, own, and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO.  On February 5, 2007, Duncan Energy Partners completed its initial public offering of 14,950,000 common units at $21.00 per unit, which generated net proceeds to Duncan Energy Partners of $290.5 million ($291.9 million as of March 31, 2007).  As consideration for assets contributed and reimbursement for capital expenditures related to these assets, Duncan Energy Partners distributed $260.6 million of these net proceeds to Enterprise Products Partners (along with $198.9 million in borrowings under its credit facility and a final amount of 5,351,571 common units of Duncan Energy Partners).

Enterprise Products Partners contributed 66% of its equity interests in certain of its subsidiaries to Duncan Energy Partners. In addition to the 34% direct ownership interest Enterprise Products Partners retained in these subsidiaries of Duncan Energy Partners, it also owns the 2% general partner interest in Duncan Energy Partners and 26.4% of Duncan Energy Partners’ outstanding common units.  EPO directs the business operations of Duncan Energy Partners through its control of the general partner of Duncan Energy Partners.  Certain of Enterprise Products Partners’ officers and directors are also beneficial owners of common units of Duncan Energy Partners.

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

Relationship with Cenac

In connection with the Cenac acquisition (see Note 9), Cenac and affiliates became a related party to TEPPCO due to its ownership of TEPPCO common units (approximately 5.1% as of March 31, 2008).  TEPPCO entered into a transitional operating agreement with Cenac in which TEPPCO's fleet of acquired tow boats and tank barges will continue to be operated by employees of Cenac for a period of up to two years following the acquisition.  Under this agreement, TEPPCO reimburses Cenac for personnel salaries and related employee benefit expenses, certain repairs and maintenance expenses and insurance premiums on its equipment, as well as payment for the monthly operating fee.  During the three months ended March 31, 2008, TEPPCO reimbursed Cenac for approximately $7.9 million of such costs.

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

The following table shows the allocation of net income to our general partner for the periods indicated:

	For the Three Months
	Ended March 31,
	2008	2007
Net income	$46,549	$53,453
Multiplied by general partner ownership interest	0.01%	0.01%
General partner interest in net income	$4	$5

The following table shows the calculation of our limited partners’ interest in net income and basic and diluted earnings per unit.

	For the Three Months
	Ended March 31,
	2008	2007
Net income before general partner interest	$46,549	$53,453
General partner interest in net income	(4)	(5)
Net income available to limited partners	$46,545	$53,448

BASIC AND DILUTED EARNINGS PER UNIT
Numerator
Net income before general partner interest	$46,549	$53,453
General partner interest in net income	(4)	(5)
Limited partners’ interest in net income	$46,545	$53,448
Denominator
Units	123,192	88,884
Class B Units	--	14,173
Total	123,192	103,057
Basic and diluted earnings per unit
Net income before general partner interest	$0.38	$0.52
General partner interest in net income	*	*
Limited partners’ interest in net income	$0.38	$0.52

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

Parent Company matters.  On February 14, 2008, Joel A. Gerber, a purported unitholder of the Parent Company, filed a derivative complaint on behalf of the Parent Company in the Court of Chancery of the State of Delaware. The complaint names as defendants EPE Holdings; the Board of Directors of EPE Holdings; EPCO; and Dan L. Duncan and certain of his affiliates.  The Parent Company is named as a nominal defendant. The complaint alleges that the defendants, in breach of their fiduciary duties to the Parent Company and its unitholders, caused the Parent Company to purchase in May 2007 the TEPPCO GP membership interests and TEPPCO common units from Mr. Duncan’s affiliates at an unfair price. The complaint also alleges that Charles E. McMahen, Edwin E. Smith and Thurmon Andress, constituting the three members of EPE Holdings’ ACG Committee, cannot be considered independent because of their relationships with Mr. Duncan.  The complaint seeks relief (i) awarding damages for profits allegedly obtained by the defendants as a result of the alleged wrongdoings in the complaint and (ii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts.  Management believes this lawsuit is without merit and intends to vigorously defend against it. For information regarding our relationship with Mr. Duncan and his affiliates, see Note 13.

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

The Attorney General of Colorado on behalf of the Colorado Department of Public Health and Environment filed suit against Enterprise Products Partners and others on April 15, 2008 in connection with the construction of a pipeline near Parachute, Colorado.  The State sought a temporary restraining order and an injunction to halt construction activities since it alleged that the defendants failed to install measures to minimize damage to the environment and to follow requirements for the pipeline’s stormwater permit and appropriate stormwater plan.  The State’s complaint also seeks penalties for the above alleged failures.  Defendants and the State agreed to certain stipulations that, among other things, require Enterprise Products Partners to install specified environmental protection measures in the disturbed pipeline right-of-way to comply with regulations.  We are in the process of complying with the stipulations.  The State has not yet assessed penalties and we are unable to predict the amount of penalties that may be assessed. At this time, we do not believe that this incident will have a material impact on our consolidated financial position, results of operations or cash flows.

           TEPPCO matters. On September 18, 2006, Peter Brinckerhoff, a purported unitholder of TEPPCO, filed a complaint in the Court of Chancery of New Castle County in the State of Delaware, in his individual capacity, as a putative class action on behalf of other unitholders of TEPPCO, and derivatively on behalf of TEPPCO, concerning, among other things, certain transactions involving TEPPCO and Enterprise Products Partners or its affiliates. On July 12, 2007, Mr. Brinkerhoff filed an amended complaint.  The amended complaint names as defendants (i) TEPPCO, certain of its current and former directors, and certain of its affiliates; (ii) Enterprise Products Partners and certain of its affiliates; (iii) EPCO; and (iv) Dan L. Duncan.

The amended complaint alleges, among other things, that the defendants caused TEPPCO to enter into certain transactions that were unfair to TEPPCO or otherwise unfairly favored Enterprise Products Partners or its affiliates over TEPPCO.  These transactions are alleged to include: (i) the joint venture to further expand the Jonah system entered into by TEPPCO and Enterprise Products Partners in August 2006; (ii) the sale by TEPPCO of its Pioneer natural gas processing plant to Enterprise Products Partners in March 2006; and (iii) certain amendments to TEPPCO’s partnership agreement, including a reduction in the maximum tier of TEPPCO’s incentive distribution rights in exchange for TEPPCO common units.  The amended complaint seeks (i) rescission of the amendments to TEPPCO’s partnership agreement; (ii) damages for profits and special benefits allegedly obtained by defendants as a result of the alleged wrongdoings in the amended complaint; and (iii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts.  We believe that the outcome of this lawsuit will not have a material effect on TEPPCO’s financial position, results of operations or cash flows.

Energy Transfer Equity matters.  In July 2007, ETP announced that it was under investigation by the Commodity Futures Trading Commission (“CFTC”) with respect to whether ETP engaged in manipulation or improper trading activities in the Houston Ship Channel market around the time of the hurricanes in the fall of 2005 and other prior periods in order to benefit financially from commodities derivative positions and from certain index-priced physical gas purchases in the Houston Ship Channel market.  On March 17, 2008, ETP entered into a consent order with the CFTC.  Pursuant to this consent order, ETP agreed to pay the CFTC $10.0 million and the CFTC agreed to release ETP and its affiliates, directors and employees from all claims or causes of action asserted by the CFTC in this proceeding. ETP neither admitted nor denied the allegations made by the CFTC in this proceeding. The settlement was paid on March 19, 2008.

In July 2007, ETP announced that it was also under investigation by the Federal Energy Regulatory Commission (the “FERC”) for the same matters noted in the CFTC proceeding described above.  The FERC is also investigating certain of ETP’s intrastate transportation activities.  On July 26, 2007, the FERC announced that it was taking preliminary action against ETP and proposed civil penalties of $97.5 million and disgorgement of profits, plus interest, of $70.1 million.  In October 2007, ETP filed a response with the FERC refuting the FERC’s claims as being fundamentally flawed and requested a dismissal of the FERC’s proceedings.  On February 14, 2008, the FERC staff recommended an increase in the proposed civil penalties of $25.0 million and disgorgement of profits of $7.3 million. The total amount of civil penalties and disgorgement of profits sought by the FERC is approximately $200.0 million.  On March 31, 2008, ETP responded to the FERC staff regarding the recommended increase in the proposed civil penalties.  On April 25, 2008, the FERC staff filed an answer to ETP’s March 31, 2008 pleading.  The FERC has not taken any actions related to the recommendations of its staff. ETP management has stated that it expects that the FERC will require a payment in order to conclude these investigations on a negotiated settlement basis.

In addition to the CFTC and FERC, third parties have asserted claims, and may assert additional claims, against Energy Transfer Equity and ETP for damages related to the aforementioned matters.  Several natural gas producers and a natural gas marketing company have initiated legal proceedings against Energy Transfer Equity and ETP in Texas state courts for claims related to the FERC claims.  These suits contain contract and tort claims relating to the alleged manipulation of natural gas prices at the Houston Ship Channel and the Waha Hub in West Texas, as well as the natural gas price indices related to these markets and the Permian Basin natural gas price index during the period from December 2003 through December 2006, and seek unspecified direct, indirect, consequential and exemplary damages.  One of the suits against Energy Transfer Equity and ETP contains an additional allegation that the defendants transported natural gas in a manner that favored their affiliates and discriminated against the plaintiff, and otherwise artificially affected the market price of natural gas to other parties in the market.  One of the producers seeks to intervene in the FERC proceedings, alleging that it is entitled to a FERC-ordered refund of $5.9 million, plus interest and costs.  On December 20, 2007, the FERC denied this producer’s request to intervene in the proceedings and on February 6, 2008, the FERC dismissed the producer’s complaint. ETP has also been served with a complaint from an owner of royalty interests in natural gas producing properties, individually and on behalf of a putative class of similarly situated royalty owners, working interest owners and producers/operators, seeking arbitration to recover damages based on alleged manipulation of natural gas prices at the Houston Ship Channel.  ETP filed an original action in Harris County, Texas seeking a stay of the arbitration on the grounds that the action is not arbitrable.  The claimants have agreed to a four-week stay of the arbitration through May 22, 2008 while they evaluate the state court pleading.

A consolidated class action complaint has been filed against ETP and certain affiliates in the United States District Court for the Southern District of Texas. This action alleges that ETP engaged in intentional and unlawful manipulation of the price of natural gas futures and options contracts on the New York Mercantile Exchange (“NYMEX”) in violation of the Commodity Exchange Act (“CEA”). It is further alleged that during the class period December 29, 2003 to December 31, 2005, ETP had the market power to manipulate index prices, and that ETP used this market power to artificially depress the index prices at major natural gas trading hubs, including the Houston Ship Channel, in order to benefit its natural gas physical and financial trading positions and intentionally submitted price and volume trade information to trade publications. This complaint also alleges that ETP also violated the CEA because ETP knowingly aided and abetted violations of the CEA. This action alleges that the unlawful depression of index prices by ETP manipulated the NYMEX prices for natural gas futures and options contracts to artificial levels during the period stipulated in the complaint, causing unspecified damages to the plaintiff and all other members of the putative class who purchased and/or sold natural gas futures and options contracts on the NYMEX during the period. This class action complaint consolidated two class actions which were pending against ETP.  Following the consolidation order, the plaintiffs who had filed these two earlier class actions filed a consolidated complaint.  They have requested certification of their suit as a class action, unspecified damages, court costs and other appropriate relief.  On January 14, 2008, ETP filed a motion to dismiss this suit on the grounds of failure to allege facts sufficient to state a claim.  On March 20, 2008, the plaintiffs filed a second consolidated class action complaint.  In response to this new pleading, ETP filed a motion to dismiss this complaint on May 5, 2008.

On March 17, 2008, another class action complaint was filed against ETP in the United States District Court for the Southern District of Texas.  This action alleges that ETP engaged in unlawful restraint of trade and intentional monopolization and attempted monopolization of the market for fixed-price natural gas baseload transactions at the Houston Ship Channel from December 2003 through December 2005 in violation of federal antitrust law.  The complaint further alleges that during this period ETP exerted monopolistic power to suppress the price of these transactions to non-competitive levels in order to benefit from its own physical natural gas positions.  The plaintiff has, individually and on behalf of all other similarly situated sellers of physical natural gas, requested certification of its suit as a class action and seeks unspecified treble damages, court costs and other appropriate relief.

At this time, ETE is unable to predict the outcome of these matters; however, it is possible that the amount it becomes obliged to pay as a result of the final resolution of these matters, whether on a negotiated settlement basis or otherwise, will exceed the amount of its existing accrual related to these matters.

ETP disclosed in its quarter report on Form 10-Q for the three months ended March 31, 2008 that its accrued amounts for contingencies and current litigation matters (excluding environmental matters) aggregated $20.4 million.  Since ETP’s accrual amounts are non-cash, any cash payment of an amount in resolution of these matters would likely be made from its operating cash flows or from borrowings. If these payments are substantial, ETP and, ultimately, our investee, Energy Transfer Equity, may experience a material adverse impact on their results of operations, cash available for distribution and liquidity.

Contractual Obligations

Scheduled Maturities of Long-Term Debt.  With the exception of the issuance of senior notes by TEPPCO and EPO, there have been no significant changes in our consolidated scheduled maturities of long-term debt since those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.  See Note 11 for additional information regarding the issuance of senior notes by TEPPCO in March 2008.  See Note 19 for additional information regarding the issuance of senior notes by EPO in April 2008.

Operating Lease Obligations.  We lease certain property, plant and equipment under noncancelable and cancelable operating leases.  Our significant lease agreements involve (i) the lease of underground caverns for the storage of natural gas and NGLs, (ii) leased office space with affiliates of EPCO, (iii) a railcar unloading terminal in Mont Belvieu, Texas and (iv) land held pursuant to right-of-way agreements.  In general, our material lease agreements have original terms that range from two to 28 years and include renewal options that could extend the agreements for up to an additional 20 years.  Lease expense is charged to operating costs and expenses on a straight line basis over the period of expected economic benefit.  Contingent rental payments are expensed as incurred.

Lease and rental expense included in operating costs and expenses was $14.4 million and $10.7 million during the three months ended March 31, 2008 and 2007, respectively. There have been no material changes in our operating lease commitments since December 31, 2007.

Other Claims

As part of our normal business activities with joint venture partners and certain customers and suppliers, we occasionally have claims made against us as a result of disputes related to contractual agreements or similar arrangements.  As of March 31, 2008, claims against us totaled approximately $37.6 million.  These matters are in various stages of assessment and the ultimate outcome of such disputes cannot be reasonably estimated.  However, in our opinion, the likelihood of a material adverse outcome related to disputes against us is remote.  Accordingly, accruals for loss contingencies related to these matters, if any, that might result from the resolution of such disputes have not been reflected in our consolidated financial statements.

Note 16.  Significant Risks and Uncertainties – Weather-Related Risks

Hurricanes Katrina and Rita affected certain of Enterprise Products Partners’ Gulf Coast assets in the summer of 2005.  With respect to these storms, Enterprise Products Partners received nonrefundable cash proceeds of $1.2 million from business interruption claims and $9.6 million from property damage claims during the three months ended March 31, 2008.   At March 31, 2008, Enterprise Products Partners had $31.4 million of estimated property damage claims outstanding related to these storms that we believe are probable of collection through 2009.  To the extent we estimate the dollar value of such damages, please be aware that a change in our estimates may occur as additional information becomes available.

Note 17.  Supplemental Cash Flow Information

Third parties may be obligated to reimburse us for all or a portion of expenditures on certain of our capital projects.  The majority of such arrangements are associated with projects related to pipeline construction and production well tie-ins.  We received $8.1 million and $39.1 million as contributions in aid of our construction costs during the three months ended March 31, 2008 and 2007, respectively.

In March 2007, TEPPCO sold its 49.5% ownership interest in MB Storage and its general partner and other assets to a third party for $157.2 million in cash.  TEPPCO recognized a gain of $73.0 million related to the sale of these equity interests and assets.

The following table presents adjustments to operating account balances necessary to reconcile net income to net cash flow provided by operating activities (i.e. the net effect of changes in operating assets and liabilities). These amounts are not intended to represent the change in the underlying operating accounts during the periods presented.

	For the Three Months
	Ended March 31,
	2008	2007
Decrease (increase) in:
Accounts and notes receivable	$(294,210)	$95,161
Inventories	58,924	(25,969)
Prepaid and other current assets	16,880	6,745
Other assets	(4,122)	192
Increase (decrease) in:
Accounts payable	(96,271)	(58,251)
Accrued product payables	232,568	84,103
Accrued expenses	(28,126)	128,591
Accrued interest	(74,839)	(30,537)
Other current liabilities	(54,037)	(52,712)
Other long-term liabilities	2,826	(2,154)
Net effect of changes in operating accounts	$(240,407)	$145,169

We determine net cash provided by operating activities using the indirect method, which adjusts net income for items that did not affect cash.  Under GAAP, we use the accrual basis of accounting to determine net income.  This basis requires that we record revenue when earned and expenses when incurred.  Earned revenues may include credit sales that have not been collected in cash and expenses incurred that may not have been paid in cash.   The extent to which changes in operating accounts influence net cash provided by operating activities generally depends on the following:

▪
The timing of cash receipts from revenue transactions and cash payments for expense transactions near the end of each reporting period.   For example, if significant cash receipts are posted on the last day of the current reporting period, but subsequent payments on expense invoices are made on the first day of the next reporting period, cash provided by operating activities will reflect an increase in the current reporting period that will be reduced as payments are made in the next period.  We employ prudent cash management practices and monitor our daily cash requirements to meet our ongoing liquidity needs.

▪
If commodity or other prices increase between reporting periods, changes in accounts receivable and accounts payable and accrued expenses may appear larger than in previous periods; however, overall levels of receivables and payables may still reflect normal ranges.  From a receivables standpoint, we monitor the amount of credit extended to customers.

▪
Additions to inventory for forward sales transactions or other reasons or increased expenditures for prepaid items would be reflected as a use of cash and reduce overall cash provided by operating activities in a given reporting period.  As these assets are charged to expense in subsequent periods, the expense amount is reflected as a positive change in operating accounts; however, there is no impact on operating cash flows.

In addition to the adjustments noted above, noncash charges in the income statement are added back to net income and noncash credits are deducted to compute net cash provided by operating activities.   Examples of noncash charges include depreciation and amortization.

Note 18.  Supplemental Parent Company Financial Information

In order to fully understand the financial condition and results of operations of the Parent Company, we are providing the standalone financial information of Enterprise GP Holdings apart from that of our consolidated partnership financial information.

The Parent Company has no operations apart from its investing activities and indirectly overseeing the management of the entities controlled by it.  At March 31, 2008, the Parent Company had investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners.  The Parent Company controls Enterprise Products Partners and TEPPCO through its ownership of EPGP and TEPPCO GP, respectively.  The Parent Company owns non-controlling partnership and membership interests in Energy Transfer Equity and LE GP, respectively.

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

EPGP’s percentage interest in Enterprise Products Partners’ quarterly cash distributions is increased through its ownership of the associated IDRs, after certain specified target levels of distribution rates are met by Enterprise Products Partners. EPGP’s quarterly general partner and associated incentive distribution thresholds are as follows:

▪	2% of quarterly cash distributions up to $0.253 per unit paid by Enterprise Products Partners;

▪	15% of quarterly cash distributions from $0.253 per unit up to $0.3085 per unit paid by Enterprise Products Partners; and

▪	25% of quarterly cash distributions that exceed $0.3085 per unit paid by Enterprise Products Partners.

The following table summarizes the distributions received by EPGP from Enterprise Products Partners for the periods indicated:

	For the Three Months Ended March 31,
	2008	2007
From 2% general partner interest	$4,441	$4,126
From incentive distribution rights	29,852	25,259
Total	$34,293	$29,385

TEPPCO and TEPPCO GP

Effective with the second quarter of 2007, our Parent Company-only financial information was recast to reflect the contribution by private company affiliates of EPCO (DFI and DFIGP) of partnership and membership interests in TEPPCO and TEPPCO GP in May 2007.  As a result of such contributions, the Parent Company owns 4,400,000 common units of TEPPCO and 100% of the membership interests of TEPPCO GP, which is entitled to 2% of the cash distributions of TEPPCO as well as the IDRs of TEPPCO.  The Parent Company issued 14,173,304 Class B Units and 16,000,000 Class C Units to DFI and DFIGP as consideration for these contributions.  In July 2007, all of the outstanding 14,173,304 Class B Units were converted into Units on a one-to-one basis.

The inclusion of TEPPCO and TEPPCO GP in the Parent Company’s financial statements was effective January 1, 2005 because an affiliate of EPCO under common control with the Parent Company originally acquired ownership interests in TEPPCO GP in February 2005.  The Parent Company’s financial statements reflect investments in TEPPCO and TEPPCO GP as follows:

▪
Ownership of 100% of the membership interests in TEPPCO GP and associated TEPPCO IDRs for all periods presented. Third-party ownership interests in TEPPCO GP during the first quarter of 2005 have been reflected as minority interest. TEPPCO GP is entitled to 2% of the quarterly cash distributions paid by TEPPCO and its percentage interest in TEPPCO’s quarterly cash distributions is increased through its ownership of the associated TEPPCO IDRs, after certain specified target levels of distribution rates are met by TEPPCO.  Currently, TEPPCO GP’s quarterly general partner and associated incentive distribution thresholds are as follows:

▪	2% of quarterly cash distributions up to $0.275 per unit paid by TEPPCO;

▪	15% of quarterly cash distributions from $0.275 per unit up to $0.325 per unit paid by TEPPCO; and

▪	25% of quarterly cash distributions that exceed $0.325 per unit paid by TEPPCO.

▪	Ownership of 4,400,000 common units of TEPPCO since the date of issuance to affiliates of EPCO in December 2006.

The following table summarizes the distributions received by TEPPCO GP from TEPPCO for the periods indicated:

	For the Three Months Ended March 31,
	2008	2007
From 2% general partner interest	$1,275	$1,237
From incentive distribution rights	11,109	10,534
Total	$12,384	$11,771

Energy Transfer Equity and LE GP

On May 7, 2007, the Parent Company acquired 38,976,090 common units of Energy Transfer Equity and approximately 34.9% of the membership interests in LE GP for $1.65 billion in cash.  These partnership and membership interests represent non-controlling interests in each entity.

LE GP owns a 0.01% general partner interest in Energy Transfer Equity, which general partner interest has no associated IDRs in the quarterly cash distributions of Energy Transfer Equity.  The business purpose of LE GP is to manage the affairs and operations of Energy Transfer Equity.  LE GP has no separate business activities outside of those conducted by Energy Transfer Equity.  The commercial management of Energy Transfer Equity does not overlap with that of Enterprise Products Partners or TEPPCO.

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

As disclosed in the Form 10-Q of Energy Transfer Equity for the three months ended March 31, 2008, the total amount of distributions Energy Transfer Equity received from ETP was $161.2 million, which consisted of $70.3 million from limited partner interests; $5.1 million from general partner interests and $85.8 million from the ETP IDRs.  Energy Transfer Equity declared $122.9 million in distributions to its partners during the three months ended March 31, 2008.

Parent Company Cash Flows Information

The following table presents the Parent Company’s cash flow information for the periods indicated:

	For the Three Months
	Ended March 31,
	2008	2007
Operating activities:
Net income	$46,549	$53,453
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Amortization	(306)	91
Equity earnings	(66,669)	(56,889)
Cash distributions from investees	76,011	48,349
Net effect of changes in operating accounts	(4,445)	1,784
Net cash flows provided by operating activities	51,140	46,788
Investing activities:
Investments	(248)	(14)
Cash used in investing activities	(248)	(14)
Financing activities:
Borrowing under debt agreements	23,000	3,000
Repayments of debt	(25,000)	(4,000)
Other cash contribution	24
Debt issuance costs	(58)	--
Cash distributions paid by Parent Company	(50,514)	(31,113)
Distributions paid to former owners of TEPPCO GP	--	(14,691)
Cash used in financing activities	(52,548)	(46,804)
Net change in cash and cash equivalents	(1,656)	(30)
Cash and cash equivalents, January 1	1,656	783
Cash and cash equivalents, March 31	$--	$753

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

The following table details the components of cash distributions received from investees and cash distributions paid by the Parent Company for the periods indicated:

	For the Three Months
	Ended March 31,
	2008	2007
Cash distributions from investees: (1)
Investment in Enterprise Products Partners and EPGP:
From 13,454,498 common units of Enterprise Products Partners	$6,727	$6,290
From 2% general partner interest in Enterprise Products Partners	4,441	4,126
From general partner incentive distribution rights in distributions of
Enterprise Products Partners	27,803	23,192
Investment in TEPPCO and TEPPCO GP:
From 4,400,000 common units of TEPPCO	3,058	2,970
From 2% general partner interest in TEPPCO	1,275	1,237
From general partner incentive distribution rights in distributions of TEPPCO	11,109	10,534
Investment in Energy Transfer Equity and LE GP:
From 38,976,090 common units of Energy Transfer Equity	21,437	--
From 34.9% member interest in LE GP	161	--
Total cash distributions received	$76,011	$48,349

Distributions by the Parent Company:
EPCO and affiliates	$37,432	$26,987
Public	13,077	4,123
General partner interest	5	3
Total distributions by the Parent Company	$50,514	$31,113

Distributions paid to affiliates of EPCO that were the former owners of the TEPPCO and TEPPCO GP interests contributed
to the Parent Company in May 2007	$--	$14,691

(1)   Represents cash distributions received during each reporting period. Amount presented for the first quarter of 2008 includes $21.6 million from Energy Transfer Equity and LE GP, which reflected a four-month distribution.

Parent Company Balance Sheet Information

The following table presents the Parent Company’s balance sheet information at the dates indicated:

	March 31,	December 31,
	2008	2007
ASSETS
Current assets	$2,121	$6,444
Investments:
Enterprise Products Partners and EPGP	825,982	823,168
TEPPCO and TEPPCO GP	732,702	734,891
Energy Transfer Equity and LE GP	1,602,857	1,619,097
Total investments	3,161,541	3,177,156
Other assets	9,557	9,974
Total assets	$3,173,219	$3,193,574

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	$20,081	$20,208
Long term debt (see Note 11)	1,088,000	1,090,000
Other long- term liabilities	15,908	9,967
Partners’ equity	2,049,230	2,073,399
Total liabilities and partners’ equity	$3,173,219	$3,193,574

To the extent that the Parent Company’s investments in Enterprise Products Partners, EPGP, TEPPCO and TEPPCO GP are equal to the underlying capital accounts of the Parent Company in each entity, the investment amounts are eliminated in the process of preparing our general purpose consolidated financial statements.

At March 31, 2008, the Parent Company’s aggregate investment in TEPPCO and TEPPCO GP included $809.9 million of excess cost amounts consisting of $606.9 million attributed to IDRs (an indefinite-life intangible asset), $197.6 million of goodwill, $0.4 million of customer relations for intangible assets and $5.0 million attributed to fixed assets.  These excess cost amounts have been reclassified to the appropriate balance sheet line items in preparing our general purpose consolidated financial statements.

Debt principal outstanding at March 31, 2008 and December 31, 2007 includes $1.1 billion that is primarily attributable to the acquisition of ownership interests in Energy Transfer Equity and LE GP.

Parent Company Income Information

The following table presents the Parent Company’s income information for the periods indicated:

	For the Three Months
	Ended March 31,
	2008	2007
Equity earnings:
Enterprise Products Partners and EPGP (1)	$41,508	$29,557
TEPPCO and TEPPCO GP (2)	13,128	27,332
Energy Transfer Equity and LE GP	12,033	--
Total equity earnings	66,669	56,889
General and administrative costs	2,181	899
Operating income	64,488	55,990
Other income (expense):
Interest expense (3)	(17,956)	(2,557)
Interest income	17	20
Total	(17,939)	(2,537)
Net income	$46,549	$53,453

(1)  The increase between 2008 and 2007 is due to an increase in Enterprise Products Partners’ net income during 2008, which was influenced by newly constructed assets.
(2)  The decrease between 2008 and 2007 is due to a decrease in TEPPCO’s net income for 2008, which was influenced by a $59.8 million gain on the sale of an equity investment in the first quarter of 2007.
(3)  The increase between 2008 and 2007 is due to an increase in outstanding debt related to the acquisition of ownership interest in Energy Transfer Equity and LE GP.

Note 19.  Subsequent Event

 Issuance of Senior Notes by EPO

 In April 2008, EPO sold $400.0 million in principal amount of Senior Notes M due 2013 and $700.0 million in principal amount of Senior Notes N due 2019.  The Senior Notes M were issued at 99.906% of their principal amount and will pay interest semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2008.  The Senior Notes N were issued at 99.866% of their principal amount and will pay interest semi-annually in arrears on January 31 and July 31 of each year, beginning July 31, 2008.  EPO used the net proceeds from the issuance of these notes to temporarily reduce indebtedness outstanding under its Multi-Year Revolving Credit Facility (see Note 11).

EPO may redeem the notes before their maturity in whole, at any time, or in part, from time to time, prior to maturity, at a redemption price that includes accrued and unpaid interest and a make-whole premium.  These notes were issued under an indenture containing certain covenants, which restrict EPO’s ability, with certain exceptions, to incur debt secured by liens and engage in sale and leaseback transactions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three months ended March 31, 2008 and 2007

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and Notes included under Item 1 of this Quarterly Report on Form 10-Q and with the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Current Report on Form 8-K dated September 21, 2007 (the “Recast Form 8-K”), which recasts portions of our Quarterly Report on Form 10-Q for the three months ended March 31, 2007.  Our discussion and analysis includes the following:

▪	Cautionary Note Regarding Forward-Looking Statements.

▪	Significant Relationships Referenced in this Discussion and Analysis.

▪	Overview of Business.

▪	Basis of Presentation.

▪	Results of Operations – Discusses material quarter-to-quarter variances in our Unaudited Condensed Statements of Consolidated Operations.

▪	Liquidity and Capital Resources – Addresses available sources of liquidity and capital resources and includes a discussion of our capital spending program.

▪	Critical Accounting Policies and Estimates.

▪	Other Items – Includes information related to contractual obligations, off-balance sheet arrangements, related party transactions, recent accounting pronouncements and similar disclosures.

As generally used in the energy industry and in this discussion, the identified terms have the following meanings:

/d	= per day
Bbtus	= billion British thermal units
Bcf	= billion cubic feet
MBPD	= thousand barrels per day
MMBbls	= million barrels
MMBtus	= million British thermal units
MMcf	= million cubic feet
Mcf	= thousand cubic feet

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Cautionary Note Regarding Forward-Looking Statements

This discussion contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “could,” “believe,” “may” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements.  Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Part I Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Item 1A of this Quarterly Report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.

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

References to “EPO” mean Enterprise Products Operating, which is the operating subsidiary of Enterprise Products Partners. References to “Duncan Energy Partners” mean Duncan Energy Partners L.P., which is a consolidated subsidiary of EPO.

References to “TEPPCO” mean the business and operations of TEPPCO Partners, L.P. and its consolidated subsidiaries.References to “TEPPCO GP” mean Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO.

References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”). References to “LE GP” mean LE GP, LLC, which is the general partner of Energy Transfer Equity.

References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”), EPE Unit III, L.P. (“EPE Unit III”) and Enterprise Unit L.P. (“Enterprise Unit”), collectively, which are private company affiliates of EPCO, Inc.

References to “DFI” mean Duncan Family Interests, Inc. and “DFIGP” mean DFI GP Holdings, L.P.  DFI and DFIGP are private company affiliates of EPCO, Inc.

                References to “EPCO” mean EPCO, Inc., which is a related party affiliate to all of the foregoing named entities.  Dan L. Duncan is the Group Co-Chairman and controlling shareholder of EPCO.

The Parent Company, Enterprise Products Partners, EPGP, TEPPCO, TEPPCO GP, the Employee Partnerships, EPCO, DFI and DFIGP are affiliates under common control of Mr. Duncan.  Enterprise Products Partners, TEPPCO and their respective general partners have been under Mr. Duncan’s indirect control for all periods presented in this quarterly report on Form 10-Q.   We do not control Energy Transfer Equity or LE GP.

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

The Parent Company is owned 99.99% by its limited partners and 0.01% by its general partner, EPE Holdings.  EPE Holdings is a wholly owned subsidiary of Dan Duncan, LLC, the membership interests of which are owned by Dan L. Duncan.   The Parent Company has no operations apart from its investing activities and indirectly overseeing the management of the entities controlled by it.  At March 31, 2008, the Parent Company had investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners.

See Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for financial information regarding the Parent Company.

Basis of Presentation

In accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and various other accounting standard-setting organizations, our general purpose consolidated financial statements reflect the consolidation of the financial statements of businesses that we control through the ownership of general partner interests (e.g., Enterprise Products Partners and TEPPCO).  Our general purpose consolidated financial statements present those investments in which we do not have a controlling interest as unconsolidated affiliates (e.g., Energy Transfer Equity and LE GP).   To the extent that Enterprise Products Partners and TEPPCO reflect investments in unconsolidated affiliates in their respective consolidated financial statements, such investments will also be reflected as such in our general purpose consolidated financial statements unless subsequently consolidated by us due to common control considerations (e.g., Jonah Gas Gathering Company).   Also, minority interest presented in our financial statements reflects third-party and related party ownership of our consolidated subsidiaries, which include the third-party and related party unitholders of Enterprise Products Partners, TEPPCO and Duncan Energy Partners.  Unless noted otherwise, our discussions and analysis in this quarterly report are presented from the perspective of our consolidated businesses and operations.

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

We evaluate segment performance based on operating income.  For additional information regarding our business segments, see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

The following table summarizes our financial information by business segment for the periods indicated (dollars in thousands):

	For the Three Months
	Ended March 31,
	2008	2007
Revenues:
Investment in Enterprise Products Partners	$5,684,535	$3,322,854
Investment in TEPPCO	2,866,754	2,035,152
Eliminations (1)	(44,931)	(17,731)
Total revenues	8,506,358	5,340,275
Costs and expenses:
Investment in Enterprise Products Partners	5,332,399	3,141,196
Investment in TEPPCO	2,753,921	1,931,606
Other, non-segment including Parent Company (2)	(39,747)	(8,859)
Total costs and expenses	8,046,573	5,063,943
Equity earnings (loss):
Investment in Enterprise Products Partners	8,923	5,222
Investment in TEPPCO	(1,132)	301
Investment in Energy Transfer Equity (3)	12,033	--
Total equity earnings	19,824	5,523
Operating income:
Investment in Enterprise Products Partners	361,059	186,880
Investment in TEPPCO	111,701	103,847
Investment in Energy Transfer Equity	12,033	--
Other, non-segment including Parent Company	(5,184)	(8,872)
Total operating income	479,609	281,855
Interest expense	(148,525)	(88,125)
Provision for income taxes	(4,476)	(8,804)
Other income, net	1,485	62,417
Income before minority interest	328,093	247,343
Minority interest (4)	(281,544)	(193,890)
Net income	$46,549	$53,453

(1)  Represents the elimination of revenues between our business segments.
(2)  Represents the elimination of expenses between business segments. In addition, these amounts include general and administrative costs of the Parent Company. Such costs were $2.2 million and $0.9 million for the three months ended March 31, 2008 and 2007, respectively.
(3)  Represents equity earnings from the Parent Company’s investments in Energy Transfer Equity and LE GP. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for information regarding these investments, including related excess cost amortization.
(4)  Minority interest represents the allocation of earnings of our consolidated subsidiaries to third party and related party owners of such entities other than the Parent Company. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for information regarding our minority interest amounts.

The following information is a detailed analysis of our operating income by business segment:

Comparison of Three Months Ended March 31, 2008 with Three Months Ended March 31, 2007

Investment in Enterprise Products Partners.  Segment revenues increased $2.36 billion quarter-to-quarter primarily due to higher sales volumes and energy commodity prices associated with Enterprise Products Partners’ marketing activities.  Revenues from this business segment also benefited from Enterprise Products Partners’ newly constructed assets, principally the Meeker and Pioneer natural gas processing plants and the Independence Hub and Trail projects.

Segment costs and expenses, which include operating expenses and general and administrative costs, increased $2.19 billion quarter-to-quarter.  The increase in costs and expenses is primarily due to (i) higher cost of sales associated with Enterprise Products Partners’ marketing activities, (ii) an increase in costs and expenses from Enterprise Products Partners natural gas processing plants due to higher volumes and energy commodity prices and (iii) higher consolidated costs and expenses attributable to newly constructed assets.  Segment general and administrative costs increased $4.5 million quarter-to-quarter.

Changes in Enterprise Products Partners’ revenues and costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices.  The weighted-average indicative market price for NGLs was $1.49 per gallon during the first quarter of 2008 versus $0.95 per gallon during the first quarter of 2007.  Our determination of the weighted-average indicative market price for NGLs is based on U.S. Gulf Coast prices for such products at Mont Belvieu, Texas, which is the primary industry hub for domestic NGL production.  The market price of natural gas (as measured at Henry Hub) averaged $8.03 per MMBtu during the first quarter of 2008 versus $6.77 per MMBtu during the first quarter of 2007.

Total segment operating income increased $174.2 million quarter-to-quarter due to strength in the underlying performance of Enterprise Products Partners.  Enterprise Products Partners operates in four primary business lines: NGL Pipelines & Services, Onshore Natural Gas Pipelines & Services, Offshore Pipelines & Services and Petrochemical Services.

Segment operating income attributable to NGL Pipelines & Services increased $87.5 million quarter-to-quarter primarily due to strong demand for NGLs from the petrochemical and motor gasoline refining industries during the first quarter of 2008 as well as a return to normal winter weather in the midwestern United States.  These factors lead to higher NGL sales margins during the first quarter of 2008 relative to the first quarter of 2007.  Strong demand for NGLs also resulted in a quarter-to-quarter increase in volumes of natural gas processed under fee-based contracts, higher equity NGL production and higher NGL throughput volumes at certain of Enterprise Products Partners’ pipelines and fractionation facilities.

Segment operating income attributable to Onshore Natural Gas Pipelines & Services increased $31.0 million quarter-to-quarter primarily due to (i) increased transportation activity on Enterprise Products Partners’ Texas Intrastate System, (ii) higher revenues from its San Juan Gathering System, (iii) increased storage activity at its Petal natural gas storage facility and (iv) decreased depreciation expense due to the revision of the remaining useful lives of certain assets (see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report).  Segment operating income attributable to Offshore Pipelines & Services increased $53.3 million quarter-to-quarter primarily due to Enterprise Products Partners’ Independence Hub and Trail projects, which received first production during July 2007.  Segment operating income attributable to Petrochemical Services increased $2.2 million quarter-to-quarter primarily due to improved results from Enterprise Products Partners’ butane isomerization business, which benefited from higher sales volumes and energy commodity prices in the first quarter of 2008 relative to the first quarter of 2007.

In April 2008, production at the Independence Hub natural gas platform at Mississippi Canyon Block 920 in the deepwater Gulf of Mexico was shut-in as a result of a leak on the Independence Trail export pipeline.  Initial investigations indicate that the leak originated from a stainless steel o-ring gasket located on the flex joint connection located between the platform and the export pipeline in 85 feet of water.  The flex joint assembly allows the pipeline to withstand movements caused by the platform.   Enterprise Products Partners is in the process of making repairs and expects operations to resume during the first half of May 2008.  While the Independence Hub platform and Trail pipeline do not earn volumetric fees during this period of suspended operations, Independence Hub continues to earn its fixed demand revenues of approximately $5 million per month.

Investment in TEPPCO. Segment revenues increased $831.6 million quarter-to-quarter primarily due to higher crude oil prices and petroleum products sales volumes and higher pipeline throughput volumes during the first quarter of 2008 relative to the first quarter of 2007.  These factors contributed to higher revenues associated with TEPPCO’s crude oil marketing activities and pipeline operations.   Also, the first quarter of 2008 includes revenues from TEPPCO’s recently acquired Marine Services business line.

Segment costs and expenses increased $822.3 million quarter-to-quarter.  The increase in costs and expenses for this business segment is primarily due to higher cost of sales associated with TEPPCO’s marketing activities.  The cost of sales of its petroleum products increased quarter-to-quarter as a result of higher sales volumes and crude oil prices.  Segment general and administrative costs increased a nominal amount quarter-to-quarter.

Changes in TEPPCO’s revenues and costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices.  The market price of crude oil (as measured on the New York Mercantile Exchange (“NYMEX”)) averaged $97.82 per barrel during the first quarter of 2008 compared to an average of $58.27 per barrel during the first quarter of 2007 – a 68% increase.

Segment operating income increased $7.9 million quarter-to-quarter primarily due to the underlying results of TEPPCO’s four primary business lines:  Downstream, Upstream, Midstream and Marine Services.  Segment operating income for the first quarter of 2008 included $6.6 million attributable to TEPPCO’s Marine Services business line.  TEPPCO entered the marine services business upon the completion of a business combination during February 2008.

Segment operating income attributable to Upstream increased $8.2 million quarter-to-quarter primarily due to higher crude oil sales volumes and prices during the first quarter of 2008 relative to the first quarter of 2007.  Segment operating income attributable to the Midstream business line increased $13.2 million quarter-to-quarter primarily due to earnings growth from expansions on the Jonah system.  Expansion projects on the Jonah system have increased capacity and reduced operating pressures contributing to an increase in natural gas gathering volumes quarter-to-quarter.  Segment operating income attributable to Downstream decreased $20.2 million quarter-to-quarter primarily due to a gain that TEPPCO recorded in connection with its sale of assets to a third-party during the first quarter of 2007.

Investment in Energy Transfer Equity.  Segment operating income was $12.0 million for the first quarter of 2008.  This segment reflects the Parent Company’s non-controlling ownership interests in Energy Transfer Equity and its general partner, LE GP, both of which are accounted for using the equity method.  In May 2007, the Parent Company paid $1.65 billion to acquire approximately 17.5% of the common units of Energy Transfer Equity, or 38,976,090 units, and approximately 34.9% of the membership interests of LE GP.

We recorded total equity earnings of $12.0 million from Energy Transfer Equity and LE GP for the first quarter of 2008.  Our equity earnings from Energy Transfer Equity and LE GP were reduced by $10.0 million of excess cost amortization.  Our equity earnings are based on the SEC filings of Energy Transfer Equity.

Interest Expense

The following table presents the components of interest expense as presented in our Unaudited Condensed Statements of Consolidated Operations for the periods indicated (dollars in thousands):

	For the Three Months
	Ended March 31,
	2008	2007
Interest expense attributable to:
Consolidated debt obligations of Enterprise Products Partners	$91,946	$63,358
Consolidated debt obligations of TEPPCO	38,623	22,210
Parent Company debt obligations	17,956	2,557
Total interest expense	$148,525	$88,125

Interest expense for Enterprise Products Partners and TEPPCO increased quarter-to-quarter primarily due to borrowings made in connection with their respective capital spending programs.  In addition, TEPPCO’s interest expense for the first quarter of 2008 includes $8.7 million for losses it recognized on the early extinguishment of debt.  See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for information regarding our consolidated debt obligations, which include the consolidated debt obligations of Enterprise Products Partners and TEPPCO.

The Parent Company’s interest expense increased $15.4 million quarter-to-quarter as a result of borrowings it made during May 2007 in connection with the acquisition of ownership interests in Energy Transfer Equity and LE GP.

Other Income, Net

On March 1, 2007, TEPPCO sold its 49.5% ownership interest in Mont Belvieu Storage Partners, L.P. (“MB Storage”) and its 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) to Louis Dreyfus Energy Services L.P. for approximately $137.3 million in cash. TEPPCO recognized a gain of approximately $59.8 million related to its sale of these equity interests, which is included in our other income.

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

	For the Three Months
	Ended March 31,
	2008	2007
Limited partners of Enterprise Products Partners (1)	$218,207	$82,404
Limited partners of Duncan Energy Partners (2)	4,353	2,831
Limited partners of TEPPCO (3)	50,926	105,824
Joint venture partners	8,058	2,831
Total	$281,544	$193,890

(1)  The $135.8 million quarter-to-quarter increase in minority interest expense attributable to this subsidiary is primarily due to a $178.8 million increase in Enterprise Products Partners’ operating income for the first quarter of 2008 relative to the first quarter of 2007, partially offset by a $28.6 million increase in interest expense. In addition, the number of Enterprise Products Partners’ common units outstanding increased by 2.9 million quarter-to-quarter.
(2)  Duncan Energy Partners completed its initial public offering in February 2007. The $1.5 million increase is primarily due to a $2.1 million increase in Duncan Energy Partners’ net income.
(3)  The $54.9 million quarter-to-quarter decrease in minority interest expense attributable to this subsidiary is primarily due to a $74.1 million decrease in TEPPCO’s net income for the first quarter of 2008 relative to the first quarter of 2007. TEPPCO recognized a $59.8 million gain on the sale of an equity investment in the first quarter of 2007.

Liquidity and Capital Resources

On a consolidated basis, our primary cash requirements, in addition to normal operating expenses and debt service, are for capital expenditures, business combinations and distributions to partners and minority interest holders. Enterprise Products Partners and TEPPCO expect to fund their short-term needs for amounts such as operating expenses and sustaining capital expenditures with operating cash flows and short-term revolving credit arrangements.  Capital expenditures for long-term needs resulting from internal growth projects and business acquisitions are expected to be funded by a variety of sources (either separately or in combination), including cash flows from operating activities, borrowings under credit facilities, the issuance of additional equity and debt securities and proceeds from divestitures of ownership interests in assets to third parties. We expect to fund cash distributions to partners primarily with operating cash flows. Our debt service requirements are expected to be funded by operating cash flows and/or financing arrangements.

The following table summarizes key components of our Unaudited Condensed Statements of Consolidated Cash Flows for the periods indicated (dollars in thousands):

	For the Three Months
	Ended March 31,
	2008	2007
Net cash flows provided by operating activities:
EPGP and subsidiaries (1)	$263,021	$419,081
TEPPCO GP and subsidiaries (2)	58,651	68,639
Parent company (3)	51,140	46,788
Eliminations and adjustments (4)	(78,776)	(34,233)
Net cash flows provided by operating activities	$294,036	$500,275
Cash used in investing activities:
EPGP and subsidiaries (1)	$(568,569)	$(614,921)
TEPPCO GP and subsidiaries (2)	(436,442)	94,159
Parent company	(248)	(14)
Eliminations and adjustments	24,094	(13,886)
Cash used in investing activities	$(981,165)	$(534,662)
Cash provided by financing activities:
EPGP and subsidiaries (1)	$331,459	$232,834
TEPPCO GP and subsidiaries (2)	377,768	(162,839)
Parent company	(52,548)	(46,804)
Eliminations and adjustments (4)	54,250	48,350
Cash provided by financing activities	$710,929	$71,541
Cash on hand at end of period (unrestricted):
EPGP and subsidiaries (1)	$65,407	$58,277
TEPPCO GP and subsidiaries (2)	43	76
Parent Company	--	753
Total	$65,450	$59,106

(1)  Represents consolidated cash flow information reported by EPGP and subsidiaries, which includes Enterprise Products Partners.
(2)  Represents consolidated cash flow information reported by TEPPCO GP and subsidiaries, which includes TEPPCO.
(3)  Equity earnings and distributions from our Investment in Energy Transfer Equity are presented as operating cash flows.
(4)  Distributions received by the Parent Company from its Investments in Enterprise Products Partners and TEPPCO and reflected as operating cash flows are eliminated against cash distributions paid to owners by EPGP, TEPPCO GP and their respective subsidiaries (as reflected in financing activities).

Net cash flows provided by operating activities are largely dependent on earnings from our consolidated businesses. As a result, these cash flows are exposed to certain risks.  We operate predominantly in the midstream energy industry.  We provide services for producers and consumers of natural gas, NGLs, LPGs, crude oil and certain petrochemical products.  The products that we process, store, transport or sell are principally used as fuel for residential, agricultural and commercial heating; feedstocks in petrochemical manufacturing; and in the production of motor gasoline.  Reduced demand for our services or products by industrial customers, whether because of general economic conditions, reduced demand for the end products made with our products or increased competition from other service providers or producers due to pricing differences or other reasons could have a negative impact on our earnings and the availability of net cash flows provided by operating activities.  See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A of this Quarterly Report for information regarding our risk factors.

Cash used in investing activities primarily represents expenditures for capital projects, business combinations, asset purchases and investments in unconsolidated affiliates.  Cash provided by (or used in) financing activities generally consists of borrowings and repayments of debt, distributions to partners and proceeds from the issuance of equity securities.

As a result of Enterprise Products Partners’ and TEPPCO’s growth objectives, we expect these entities to access debt and equity capital markets from time-to-time.  When required, we believe that

Enterprise Products Partners and TEPPCO can obtain debt financing arrangements on reasonable terms.  Our total long-term debt balance was $11.1 billion and $9.5 billion at March 31, 2008 and December 31, 2007, respectively.  For detailed information regarding our debt obligations, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Enterprise Products Partners (including Duncan Energy Partners) and TEPPCO may issue additional equity or debt securities to assist in meeting their liquidity and capital spending requirements.  As of March 31, 2008, Enterprise Products Partners has a universal shelf registration statement on file with the SEC that would allow it to issue an unlimited amount of debt and equity securities.  TEPPCO also has a universal shelf registration statement on file that would allow it to issue up to an additional $205.1 million of debt and equity securities, after taking into account securities issued under this shelf through March 31, 2008.  In March 2008, Duncan Energy Partners filed a universal shelf registration statement with the SEC registering the issuance of up to $1.0 billion in debt and equity securities.  Duncan Energy Partners has not issued any securities under this registration statement.

We forecast that Enterprise Products Partners’ capital spending for the remainder of 2008 (April 2008 through December 2008) will approximate $1.2 billion.  In addition, we forecast that TEPPCO’s capital spending for the remainder of 2008 will be in the range of $328.0 million to $353.0 million.  These forecasts are based on Enterprise Products Partners’ and TEPPCO’s strategic operating and growth plans.  These plans are dependent upon each entity’s ability to obtain the required funds from its operating cash flows or other means, including borrowings under debt agreements, the issuance of debt and equity securities and/or the divestiture of assets.  Such forecasts may change due to factors beyond our control, such as weather-related issues, changes in supplier prices or adverse economic conditions.  Furthermore, such forecasts may change as a result of decisions made by management at a later date, which may include unexpected acquisitions, decisions to take on additional partners and changes in the timing of expenditures. The success of Enterprise Products Partners or TEPPCO in raising capital, including the formation of joint ventures to share costs and risks, continues to be a principal factor that determines how much each entity can spend in connection with their respective capital programs.

EPO’s publicly traded debt securities were rated investment-grade as of May 1, 2008. Moody’s Investor Service (“Moody’s”) assigned a rating of Baa3 and Standard & Poor’s and Fitch Ratings each assigned a rating of BBB-. The publicly traded debt securities of TEPPCO were also rated as investment-grade as of May 1, 2008.  These debt securities are rated BBB- by Standard & Poor’s and Fitch Ratings and Baa3 by Moody’s.

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

EPGP and Subsidiaries

At March 31, 2008, EPGP and its consolidated subsidiaries (primarily Enterprise Products Partners) had $65.4 million of unrestricted cash on hand.  At March 31, 2008, approximately $440.0 million of credit was available under EPO’s revolving credit facility.  The principal amount of Enterprise Products Partners’ consolidated debt obligations totaled $7.5 billion at March 31, 2008.  After adjusting for the net proceeds of EPO’s April 2008 debt offering, Enterprise Products Partners’ liquidity (including credit available under EPO’s revolving credit facility) at March 31, 2008 was approximately $1.6 billion.  For additional information regarding this issuance of debt, see Note 19 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report. The following information highlights significant changes in the operating, investing and financing cash flows presented in the preceding table for EPGP and its subsidiaries.

Comparison of Three Months Ended March 31, 2008  with Three Months Ended March 31, 2007

Operating Activities. Net cash flows provided by operating activities for the first quarter of 2008 decreased $156.1 million from that recorded in the first quarter of 2007.  In general, the $156.1 million quarter-to-quarter decrease in net cash flows provided by operating activities is due to the timing of cash disbursements and cash collections between periods and higher interest payments, partially offset by an increase in cash distributions from unconsolidated affiliates.  Operating income attributable to our Investment in Enterprise Products Partners segment increased $174.2 million quarter-to-quarter as discussed under “Results of Operations” within this Item 2.

Investing Activities.  Cash used in investing activities was $568.6 million for the first quarter of 2008 compared to $614.9 million for the first quarter of 2007.  The $46.3 million quarter-to-quarter decrease is primarily due to a $59.8 million decrease in restricted cash and a $28.6 million decrease in investments in unconsolidated affiliates, partially offset by a $42.4 million increase in cash outlays in capital spending for property, plant and equipment.

Financing Activities.  Cash provided by financing activities was $331.4 million for the first quarter of 2008 compared to $232.8 million for the first quarter of 2007.  The $98.6 million quarter-to-quarter increase in cash provided by financing activities was primarily influenced by an increase in net borrowings, an increase in cash distributions paid by Enterprise Products Partners to its partners, a decrease in contributions from minority interests and the settlement of interest rate swaps.

Net borrowings under Enterprise Products Partners’ consolidated debt agreements increased $424.5 million quarter-to-quarter primarily due to an increase in borrowings under EPO’s multi-year revolving credit facility.

Cash distributions paid by Enterprise Products Partners to its partners increased $33.8 million quarter-to-quarter due to an increase in common units outstanding and quarterly cash distribution rates.  Contributions from minority interests decreased $299.8 million quarter-to-quarter primarily due to the initial public offering of Duncan Energy Partners in February 2007, which generated net proceeds of $290.5 million ($291.9 million as of March 31, 2007) from the sale of approximately 15.0 million of its common units.

In addition, Enterprise Products Partners received $6.3 million from the settlement of interest rate swaps during the three months ended March 31, 2008 related to its interest rate hedging activities.

TEPPCO GP and Subsidiaries

At March 31, 2008, TEPPCO GP and its consolidated subsidiaries and Jonah had approximately $43 thousand of unrestricted cash on hand.  At March 31, 2008, there was $247.7 million of credit available under TEPPCO’s revolving credit facility.  The principal amount of TEPPCO’s consolidated debt obligations totaled $2.4 billion at March 31, 2008.  The following information highlights significant changes in the operating, investing and financing cash flows for TEPPCO GP and its consolidated subsidiaries.

Comparison of Three Months Ended March 31, 2008 with Three Months Ended March 31, 2007

Operating Activities. Net cash flows provided by operating activities for the first quarter of 2008 decreased $10.0 million from that recorded in the first quarter of 2007. Operating income attributable to our Investment in TEPPCO segment increased $7.9 million quarter-to-quarter as discussed under “Results of Operations” within this Item 2.  The primary reasons for the quarter-to-quarter decrease in operating cash flows is the timing of cash receipts and disbursements between quarters, an increase in inventory and a decrease in distributions from equity investments.

Investing Activities. Cash used in investing activities was $436.4 million for the first quarter of 2008 compared to $94.2 million for the first quarter of 2007. The $530.6 million quarter-to-quarter increase in cash used for investing activities is primarily due to a $338.5 million increase in cash outlays for business combinations and a $165.3 million decrease in proceeds on sales of assets. TEPPCO spent approximately $338.5 million in cash during February 2008 to complete certain business combinations, including those related to its new Marine Services business line.  During the first quarter of 2007, TEPPCO reported $165.3 million of proceeds from the sale of certain equity interests and related storage assets located in Mont Belvieu, Texas.

Financing Activities.  Cash provided by financing activities was $377.8 million for the three months ended March 31, 2008 compared to cash used in financing activities of $162.8 million for the three months ended March 31, 2007.  The quarter-to-quarter increase in cash provided by financing activities is primarily due to an increase in borrowings, including the issuance of senior notes in March 2008.  This increase is partially offset by an increase in repayments of debt and a $52.1 million payment in March 2008 to settle treasury lock contracts related to interest rate hedging activities.

During the first quarter of 2008, TEPPCO used $1.0 billion in borrowings under its Short-Term Credit Facility to (i) fund the cash portion of the Marine Services acquisitions, (ii) fund the redemption of the TE Products senior notes, (iii) repay $63.2 million of debt assumed in the Marine Services acquisitions and (iv) for other general partnership purposes.  TEPPCO used the proceeds from the senior notes issued in the principal amount of $1.0 billion in March 2008 to repay the outstanding balance under its Short-Term Credit Facility.  Net repayments under TEPPCO’s revolving credit facility decreased $29.7 million.

Parent Company

The primary sources of cash flow for the Parent Company are its investments in limited and general partner interests of publicly-traded limited partnerships.  The cash distributions the Parent Company receives from its investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners are exposed to certain risks inherent in the underlying business of each entity.  See Part I Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K and Item 1A of this Quarterly Report for a discussion of these risks.

The Parent Company’s primary cash requirements are for general and administrative costs, debt service costs, investments and distributions to partners.  The Parent Company expects to fund its short-term cash requirements for such amounts as general and administrative costs using operating cash flows.  Debt service requirements are expected to be funded by operating cash flows and/or financing arrangements.  The Parent Company expects to fund its cash distributions to partners primarily with operating cash flows.

The following table summarizes key components of the Parent Company’s cash flow information for the periods indicated (dollars in thousands):

	For the Three Months
	Ended March 31,
	2008	2007
Net cash flows provided by operating activities (1)	$51,140	$46,788
Cash used in investing activities	248	14
Cash used in financing activities (2)	52,548	46,804
Cash and cash equivalents, end of period	--	753

(1)  Primarily represents distributions received from unconsolidated affiliates less cash payments for interest and general and administrative amounts. See following table for detailed information regarding distributions from unconsolidated affiliates.
(2)  Primarily represents net cash proceeds from borrowings offset by repayments of debt principal and distribution payments to unitholders.

The following table presents cash distributions received from unconsolidated affiliates and cash distributions paid by the Parent Company for the periods indicated (dollars in thousands):

	For the Three Months
	Ended March 31,
	2008	2007
Cash distributions from investees: (1)
Investment in Enterprise Products Partners:
From 13,454,498 common units of Enterprise Products Partners	$6,727	$6,290
From 2% general partner interest in Enterprise Products Partners	4,441	4,126
From general partner incentive distribution rights in distributions of
Enterprise Products Partners	27,803	23,192
Investment in TEPPCO:
From 4,400,000 common units of TEPPCO	3,058	2,970
From 2% general partner interest in TEPPCO	1,275	1,237
From general partner incentive distribution rights in distributions of TEPPCO	11,109	10,534
Investment in Energy Transfer Equity: (2)
From 38,976,090 common units of Energy Transfer Equity	21,437	--
From 34.9% general partner interest in Energy Transfer Equity	161	--
Total cash distributions from unconsolidated affiliates	$76,011	$48,349

Distributions by the Parent Company:
EPCO and affiliates	$37,432	$26,987
Public	13,077	4,123
General partner interest	5	3
Total distributions by the Parent Company (3)	$50,514	$31,113

Distributions paid to affiliates of EPCO that were the former owners of the TEPPCO and TEPPCO GP interests contributed
to the Parent Company in May 2007 (4)	$--	$14,691

(1)  Represents cash distributions received during each reporting period. Amount presented for the first quarter of 2008 includes $21.6 million from Energy Transfer Equity and LE GP, which reflected a four-month distribution.
(2)  The Parent Company received its first cash distribution from Energy Transfer Equity and LE GP in July 2007.
(3)  The quarterly cash distributions paid by the Parent Company increased effective with the August 2007 distribution due to the issuance of 20,134,220 Units in July 2007.
(4)  Represents cash distributions paid to affiliates of EPCO that were former owners of these partnership and membership interests prior to the contribution of such interests to the Parent Company in May 2007.

For additional financial information pertaining to the Parent Company, see Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

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

Critical Accounting Policies and Estimates

A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Certain of these accounting policies require the use of estimates.  As more fully described therein, the following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: depreciation methods and estimated useful lives of property, plant and equipment; measuring recoverability of long-lived assets and equity method investments; amortization methods and estimated useful lives of qualifying intangible assets; methods we employ to measure the fair value of goodwill; revenue recognition policies and use of estimates for revenues and expenses; reserves for environmental matters; and natural gas imbalances. These estimates are based on our current knowledge and understanding and may change as a result of actions we take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows.

Other Items

Contractual Obligations

The following information summarizes significant changes in our contractual obligations since those presented in our Annual Report on Form 10-K at December 31, 2007 (dollars in thousands).

		Payment or Settlement due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Scheduled maturities of long-term debt:
Enterprise Products Partners (1)	$1,100,000	$--	$--	$--	$1,100,000
TEPPCO (2)	1,000,000	--	--	--	1,000,000
Estimated cash payments for interest:
Enterprise Products Partners (3)	606,145	68,100	136,200	136,200	265,645
TEPPCO (4)	1,246,613	68,225	136,450	136,450	905,488
Total	$3,952,758	$136,325	$272,650	$272,650	$3,271,133

(1)  Represents payment obligations associated with Senior Notes M and N, which were issued by EPO in April 2008. For additional information regarding the issuance of these notes, see Note 19 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.
(2)  Represents payment obligations associated with TEPPCO’s senior notes issued in March 2008. For additional information regarding TEPPCO’s issuance of senior notes, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.
(3)  Includes interest payments due on EPO’s Senior Notes M and N , which were issued in April 2008. Amounts are based on stated fixed coupon rates.
(4)  Includes interest payments due on TEPPCO’s senior notes, which were issued in March 2008. Amounts are based on stated fixed coupon rates.

Off-Balance Sheet Arrangements

There have been no significant changes with regards to our off-balance sheet arrangements since those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

On February 5, 2007, Enterprise Products Partners consolidated subsidiary, Duncan Energy Partners, completed an underwritten initial public offering of its common units.  Duncan Energy Partners was formed in September 2006 as a Delaware limited partnership to, among other things, acquire ownership interests in certain of our midstream energy businesses.

For additional information regarding our related party transactions, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Recent Accounting Pronouncements

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 157 that apply to financial assets and liabilities.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding fair value disclosures pertaining to our financial assets and liabilities.

For information regarding accounting developments during the first quarter of 2008 that may affect our future financial statements, see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to financial market risks, including changes in commodity prices, interest rates and foreign exchange rates.  We may use financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions.  In general, the types of risks we attempt to hedge are those related to (i) the variability of future earnings, (ii) fair values of certain debt instruments and (iii) cash flows resulting from changes in applicable interest rates, commodity prices or exchange rates.

Interest Rate Risk Hedging Program

The following information summarizes significant components of our interest rate risk hedging portfolio:

Parent Company.  The Parent Company’s interest rate exposure results from its variable interest rate borrowings under its credit facility.  A portion of the Parent Company’s interest rate exposure is managed by utilizing interest rate swaps and similar arrangements, which effectively converts a portion of its variable rate debt into fixed rate debt.  The Parent Company had four floating-to-fixed interest rate swap agreements outstanding at March 31, 2008 that were accounted for as cash flow hedges.

	Number	Period Covered	Termination	Variable to	Notional
Hedged Variable Rate Debt	Of Swaps	by Swap	Date of Swap	Fixed Rate (1)	Value
Parent Company variable-rate borrowings	2	Aug. 2007 to Aug. 2009	Aug. 2009	4.54% to 5.01%	$250.0 million
Parent Company variable-rate borrowings	2	Sep. 2007 to Aug. 2011	Aug. 2011	4.54% to 4.82%	$250.0 million

(1) Amounts receivable from or payable to the swap counterparties are settled every three months (the “settlement period”).

As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded into other comprehensive income and amortized into income based on the settlement period hedged.  Any ineffectiveness is recorded directly into earnings as an increase or decrease in interest expense.  The Parent Company recorded $0.8 million of ineffectiveness (a benefit) related to these interest rate swaps during the three months ended March 31, 2008, which is a component of interest expense on our Unaudited Condensed Statements of Consolidated Operations.

At March 31, 2008 and December 31, 2007, the aggregate fair value of these interest rate swaps was a liability of $25.1 million and $12.1 million, respectively. The Parent Company expects to reclassify $0.5 million of this loss to earnings (as an increase in interest expense) during the second quarter of 2008.  The remainder of the estimated loss would be similarly reclassified to earnings if the forward interest rate assumptions underlying the estimated liability at March 31, 2008 actually materialized.  With respect to the third and fourth quarters of 2008 and the first quarter of 2009, the reclassification amount would be $9.3 million in the aggregate.

The following table shows the effect of hypothetical price movements on the estimated fair value of the Parent Company’s interest rate swap portfolio (dollars in thousands).

		Swap Fair Value at
Scenario	Resulting Classification	March 31, 2008	April 22, 2008
FV assuming no change in underlying interest rates	Liability	$25,089	$18,415
FV assuming 10% increase in underlying interest rates	Liability	22,072	15,107
FV assuming 10% decrease in underlying interest rates	Liability	28,107	21,722

Enterprise Products Partners. Enterprise Products Partners’ interest rate exposure results from variable and fixed interest rate borrowings under its consolidated debt agreements, primarily those of EPO.  A portion of its interest rate exposure is managed by utilizing interest rate swaps and similar arrangements, which effectively converts a portion of fixed rate debt into variable rate debt or a portion of variable rate debt into fixed rate debt.  See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statement included under Item 1 of this quarterly report for information regarding the debt obligations of EPO.

Enterprise Products Partners had nine interest rate swaps outstanding at March 31, 2008 that were accounted for as fair value hedges.  These agreements had a combined notional value of $850.0 million and match the maturity dates of the underlying fixed rate debt being hedged.  The aggregate fair value of these interest rate swaps at March 31, 2008 was an asset of $48.7 million, with an offsetting decrease in the fair value of the underlying debt.   There were eleven interest rate swaps outstanding at December 31, 2007 having an aggregate fair value of $14.8 million (an asset).  Interest expense for the three months ended

March 31, 2008 and 2007 includes a $0.8 million loss and a $2.3 million loss, respectively, resulting from these swap agreements.

In February 2008, Enterprise Products Partners terminated two interest rate swaps, each with a notional value of $100.0 million, related to its Senior Notes K and received $6.3 million of cash.  This amount will be amortized to earnings as a reduction in interest expense over the remaining life of the underlying debt.

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

		Swap Fair Value at
Scenario	Resulting Classification	March 31, 2008	April 22, 2008 (1)
FV assuming no change in underlying interest rates	Asset	$48,748	$23,762
FV assuming 10% increase in underlying interest rates	Asset	35,983	11,864
FV assuming 10% decrease in underlying interest rates	Asset	61,512	35,661

(1)The decrease in swap fair value is primarily due to the termination of three interest rate swaps in early April 2008.

At times, Enterprise Products Partners may enter into treasury rate lock transactions to hedge U.S. treasury rates related to its anticipated issuances of debt. Gains or losses on the termination of such instruments are amortized to earnings using the effective interest method over the estimated term of the underlying fixed-rate debt.  Each of EPO’s treasury lock transactions was designated as a cash flow hedge under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.

In connection with EPO’s issuance of its Senior Notes M and N in April 2008 (see Note 19 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report), EPO terminated all of its outstanding treasury lock financial instruments.  On March 31, 2008, EPO terminated treasury locks having a notional value of $350.0 million and recognized an other comprehensive loss of $27.7 million.  On April 1, 2008, EPO terminated its remaining treasury locks, which had an aggregate notional value of $250.0 million,.  As a result, Enterprise Products Partners will recognize an additional other comprehensive loss of $12.7 million during the second quarter of 2008.

With respect to its treasury lock transactions (including those terminated in prior periods) Enterprise Products Partners will reclassify $3.3 million of net gains to earnings as a decrease in interest expense over the next twelve months.

Duncan Energy Partners. Duncan Energy Partners had three floating-to-fixed interest rate swap agreements outstanding at March 31, 2008 that were accounted for as cash flow hedges having a notional value of $175.0 million.  The purpose of these financial instruments is to reduce the sensitivity of Duncan Energy Partners’ earnings to the variable interest rates charged under its revolving credit facility.

Duncan Energy Partners recognized a $60 thousand benefit from these swap agreements during the three months ended March 31, 2008.  The aggregate fair value of these interest rate swaps at March 31, 2008 and December 31, 2007 was a liability of $9.0 million and $3.8 million, respectively.  As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded into other comprehensive income and amortized into income based on the settlement period hedged.  Over the next twelve months, Duncan Energy Partners expects to reclassify $3.9 million of this loss to earnings as an increase to interest expense.

TEPPCO.  TEPPCO also utilizes interest rate swap agreements to manage its cost of borrowing. TEPPCO had interest rate swap agreements outstanding at December 31, 2007 that had an aggregate notional value of $200.0 million.  The fair value of these interest rate swaps at December 31, 2007 was an asset of $0.3 million. These swap agreements settled in January 2008, and there are currently no swap agreements outstanding.

In connection with TEPPCO’s issuance of senior notes in March 2008 (see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report), TEPPCO terminated all of its outstanding treasury lock financial instruments having a notional value of $600.0 million.  As a result of this termination, TEPPCO recognized an other comprehensive loss of $52.1 million.  This loss is being amortized using the effective interest method over the estimated term of the underlying fixed-rate debt.

Over the next twelve months, TEPPCO expects to reclassify $2.7 million of accumulated other comprehensive loss that was generated by these treasury lock financial instruments as an increase to interest expense.

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

At March 31, 2008 and December 31, 2007, the fair value of Enterprise Products Partners’ commodity financial instruments portfolio, which primarily consisted of cash flow hedges, was an asset of $68.3 million and a liability of $19.3 million, respectively.  The change in fair value of this portfolio between March 31, 2008 and December 31, 2007 is primarily due to an increase in natural gas prices.

During the three months ended March 31, 2008, Enterprise Products Partners recorded a loss of $3.8 million related to its commodity financial instruments, which was offset by ineffectiveness of $2.8 million (a benefit).  During the three months ended March 31, 2007, Enterprise Products Partners recorded a loss of $2.6 million related to its commodity financial instruments.  No ineffectiveness was recorded during the three months ended March 31, 2007.  These contracts will terminate during 2008, and any amounts remaining in accumulated other comprehensive income will be reclassified into earnings in 2008.

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

	Portfolio Fair Value at
Scenario	Resulting Classification	March 31, 2008	April 22, 2008
FV assuming no change in underlying commodity prices	Asset	$68,270	$59,903
FV assuming 10% increase in underlying commodity prices	Asset	90,357	87,659
FV assuming 10% decrease in underlying commodity prices	Asset	47,409	32,146

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

At March 31, 2008 and December 31, 2007, TEPPCO had a limited number of commodity derivatives that were accounted for as cash flow hedges.  These contracts will expire during 2008, and any amounts remaining in accumulated other comprehensive income will be reclassified into earnings in 2008.  These financial instruments had a minimal impact on TEPPCO’s earnings.  The fair value of the open positions at March 31, 2008 and December 31, 2007 was a liability of $15.4 million and $18.9 million, respectively.  No ineffectiveness was recognized as of March 31, 2008.  The following table shows the effect of hypothetical price movements on the estimated fair value of this portfolio at the dates shown (dollars in thousands):

	Portfolio Fair Value at
Scenario	Resulting Classification	March 31, 2008	April 22, 2008
FV assuming no change in underlying commodity prices	Liability	$15,391	$24,391
FV assuming 10% increase in underlying commodity prices	Liability	24,574	32,895
FV assuming 10% decrease in underlying commodity prices	Liability	6,208	15,887

Foreign Currency Hedging Program – Enterprise Products Partners

Enterprise Products Partners is exposed to foreign currency exchange rate risk primarily through its Canadian NGL marketing subsidiary.  As a result, Enterprise Products Partners could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar.  Enterprise Products Partners attempts to hedge this risk using foreign exchange purchase contracts to fix the exchange rate.  Mark-to-market accounting is utilized for these contracts, which typically have a duration of one month.  As of March 31, 2008, $1.6 million of these exchange contracts were outstanding, all of which settled in April 2008.

Fair Value Information

On January 1, 2008, we adopted the provisions of SFAS 157 that apply to financial assets and liabilities.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding fair value disclosures pertaining to our financial assets and liabilities.

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

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

See Part I, Item 1, Financial Statements, Note 15, “Commitments and Contingencies – Litigation,” of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report, which is incorporated herein by reference.

Item 1A.  Risk Factors.

Unitholders and potential investors in our Units should carefully consider the risk factor set forth below and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, in addition to other information in such Report and this Quarterly Report.  We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by or on our behalf.

Increases in interest rates could materially adversely affect the MLP Entities’ business, results of operations, cash flows and financial condition.

We, including Energy Transfer Equity, have significant exposure to increases in interest rates.  At March 31, 2008, Parent Company debt was $1.09 billion, of which $500.0 million was at fixed interest rates and the remainder at variable interest rates, after giving effect to existing interest rate swap agreements.  At March 31, 2008, the principal amount of Enterprise Products Partners’ consolidated debt was $7.47 billion, of which $5.23 billion was at fixed interest rates and $2.24 billion was at variable interest rates, after giving effect to existing interest rate swap arrangements. At March 31, 2008, the principal amount of TEPPCO’s consolidated debt was $2.43 billion, of which $2.00 billion was at fixed interest rates and $429.2 million was at variable interest rates. Energy Transfer Equity reported $6.26 billion of consolidated debt, which includes debt with variable interest rates, in their Quarterly Report on Form 10-Q for the period ended March 31, 2008.

                From time to time, we may enter into additional interest rate swap arrangements, which could increase our exposure to variable interest rates. As a result, our results of operations, cash flows and financial condition, could be materially adversely affected by significant increases in interest rates.

                An increase in interest rates may also cause a corresponding decline in demand for equity investments, in general, and in particular for yield-based equity investments such as our limited partnership Units. Any such reduction in demand for our equity securities resulting from other more attractive investment opportunities may cause the trading price of our securities to decline.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

           We did not repurchase any of our units during the three months ended March 31, 2008.

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

10.1***	Amended and Restated Enterprise Products 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 filed by Enterprise Products Partners L.P. on May 6, 2008).
10.2***	Form of Option Grant Award under Enterprise Products 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Form S-8 filed by Enterprise Products Partners L.P. on May 6, 2008).
10.3***
Form of Restricted Unit Grant Award under Enterprise Products 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 filed by Enterprise Products Partners L.P. on May 6, 2008).

10.4***
Form of Option Grant Award under Enterprise Products 1998 Long-Term Incentive Plan for awards issued after May 7, 2008 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Enterprise Products Partners L.P. on May 12, 2008).

10.5***
Amendment to Form of Option Grant Award under Enterprise Products 1998 Long-Term Incentive Plan for awards issued after April 10, 2007 but before May 7, 2008 (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Enterprise Products Partners L.P. on May 12, 2008).

10.6***
Enterprise Unit L.P. Agreement of Limited Partnership dated February 20, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Enterprise Products Partners L.P. on February 26, 2008).

31.1#	Sarbanes-Oxley Section 302 certification of Dr. Ralph S. Cunningham for Enterprise GP Holdings L.P. with respect to the March 31, 2008 Quarterly Report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise GP Holdings L.P. with respect to the March 31, 2008 Quarterly Report on Form 10-Q.
32.1#	Section 1350 certification of Dr. Ralph S. Cunningham for the March 31, 2008 Quarterly Report on Form 10-Q.
32.2#	Section 1350 certification of W. Randall Fowler for the March 31, 2008 Quarterly Report on Form 10-Q.

*
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners, Duncan Energy Partners and TEPPCO are 1-14323, 1-33266 and 1-10403, respectively.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas on May 12, 2008.

ENTERPRISE GP HOLDINGS L.P.
(A Delaware Limited Partnership)

By: EPE Holdings, LLC,
as general partner

By: /s/ Michael J. Knesek
Name: Michael J. Knesek
Title: Senior Vice President, Controller
and Principal Accounting Officer
of the general partner