Form 10-Q
period 2008-06-30
Enterprise GP Holdings L.P.
filed 2008-08-11
CIK 1324592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

There were 123,191,640 registered Units and 16,000,000 Class C Units of Enterprise GP Holdings L.P. outstanding at August 11, 2008.  The registered Units trade on the New York Stock Exchange under the ticker symbol “EPE.”

ENTERPRISE GP HOLDINGS L.P.

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(See Note 18 for Supplemental Parent Company Financial Information)
(Dollars in thousands)

	June 30,	December 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$24,834	$41,920
Restricted cash	--	53,144
Accounts and notes receivable – trade, net of allowance for doubtful accounts
of $15,106 at June 30, 2008 and $21,784 at December 31, 2007	4,549,327	3,363,295
Accounts receivable - related parties	1,119	1,995
Inventories	578,787	425,686
Prepaid and other current assets	335,832	129,448
Total current assets	5,489,899	4,015,488
Property, plant and equipment at cost, net	15,710,188	14,299,396
Investments in and advances to unconsolidated affiliates	2,512,167	2,539,003
Intangible assets, net of accumulated amortization of $611,687 at
June 30, 2008 and $545,645 at December 31, 2007	1,840,780	1,820,199
Goodwill	897,656	807,580
Deferred tax assets	3,015	3,545
Other assets, including restricted cash of $17,871 at December 31, 2007	237,604	238,891
Total assets	$26,691,309	$23,724,102

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable – trade	$444,461	$387,784
Accounts payable – related parties	41,089	14,192
Accrued product payables	4,636,270	3,571,095
Accrued expenses	76,726	61,981
Accrued interest	186,110	183,501
Other current liabilities	416,134	390,950
Current maturities of long-term debt	--	353,976
Total current liabilities	5,800,790	4,963,479
Long-term debt (see Note 11)	11,396,678	9,507,229
Deferred tax liabilities	20,957	21,358
Other long-term liabilities	103,775	111,211
Minority interest	7,287,883	7,081,803
Commitments and contingencies
Partners’ equity: (see Note 12)
Limited partners:
Units (123,191,640 registered Units outstanding at June 30, 2008 and
December 31, 2007)	1,691,769	1,698,321
Class C Units (16,000,000 Class C Units outstanding at June 30, 2008 and
December 31, 2007)	380,665	380,665
General partner	10	11
Accumulated other comprehensive income (loss)	8,782	(39,975)
Total partners’ equity	2,081,226	2,039,022
Total liabilities and partners’ equity	$26,691,309	$23,724,102

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(See Note 18 for Supplemental Parent Company Financial Information)
(Dollars in thousands, except per unit amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues:
Third parties	$10,342,167	$6,179,764	$18,566,250	$11,464,303
Related parties	196,439	114,506	478,714	170,242
Total revenue (see Note 3)	10,538,606	6,294,270	19,044,964	11,634,545
Costs and expenses:
Operating costs and expenses:
Third parties	9,905,260	5,847,131	17,739,576	10,778,159
Related parties	155,606	111,274	335,427	217,554
Total operating costs and expenses	10,060,866	5,958,405	18,075,003	10,995,713
General and administrative costs:
Third parties	16,226	15,979	22,039	22,963
Related parties	21,764	26,873	48,387	46,524
Total general and administrative costs	37,990	42,852	70,426	69,487
Total costs and expenses	10,098,856	6,001,257	18,145,429	11,065,200
Equity in earnings of unconsolidated affiliates	29,052	(6,966)	48,876	(1,443)
Operating income	468,802	286,047	948,411	567,902
Other income (expense):
Interest expense	(145,395)	(116,222)	(293,920)	(204,347)
Interest income	1,588	3,206	3,722	5,761
Other, net	(198)	673	(847)	60,535
Total other expense, net	(144,005)	(112,343)	(291,045)	(138,051)
Income before taxes and minority interest	324,797	173,704	657,366	429,851
Provision for income taxes	(7,944)	1,652	(12,420)	(7,152)
Income before minority interest	316,853	175,356	644,946	422,699
Minority interest	(267,486)	(153,852)	(549,030)	(347,742)
Net income	$49,367	$21,504	$95,916	$74,957

Net income allocation: (see Notes 12 and 14)
Limited partners’ interest in net income	$49,362	$21,502	$95,906	$74,950
General partner interest in net income	$5	$2	$10	$7

Earnings per Unit: (see Note 14)
Basic and diluted income per Unit	$0.40	$0.21	$0.78	$0.73

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net income	$49,367	$21,504	$95,916	$74,957
Other comprehensive income:
Cash flow hedges:
Net commodity financial instrument gains (losses)	3,236	(3,909)	99,343	601
Foreign currency hedge losses	(111)	--	(1,308)	--
Net interest rate financial instrument gains (losses)	18,041	31,058	(48,533)	41,570
Less: Amortization of cash flow financing hedges	(1,619)	(915)	393	(2,004)
Total cash flow hedges	19,547	26,234	49,895	40,167
Change in funded status of Dixie benefit plans, net of tax	--	--	(264)	--
Proportionate share of other comprehensive income (loss)
of unconsolidated affiliates	5,723	--	(949)	--
Foreign currency translation adjustment	498	148	75	549
Total other comprehensive income	25,768	26,382	48,757	40,716
Comprehensive income	$75,135	$47,886	$144,673	$115,673

Reconciliation of Accumulated Other Comprehensive Income (Loss):

Balance, beginning of period	$(16,986)	$36,685	$(39,975)	$21,567
Cash flow hedges	19,547	26,234	49,895	40,167
Change in funded status of Dixie benefit plans, net of tax	--	--	(264)	--
Proportionate share of other comprehensive income (loss)
of unconsolidated affiliates	5,723	--	(949)	--
Foreign currency translation adjustment	498	148	75	549
Other	--	319	--	1,103
Balance, end of period	$8,782	$63,386	$8,782	$63,386

Components of Accumulated Other Comprehensive Income (Loss):
			June 30,	December 31,
			2008	2007
Commodity financial instruments			$59,072	$(40,271)
Interest rate financial instruments			(47,092)	1,048
Foreign currency hedges			--	1,308
Foreign currency translation adjustment			1,275	1,200
Pension and postretirement benefit plans			324	588
Proportionate share of other comprehensive loss
of unconsolidated affiliates			(4,797)	(3,848)
			$8,782	$(39,975)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(See Note 18 for Supplemental Parent Company Financial Information)
(Dollars in thousands)

	For the Six Months
	Ended June 30,
	2008	2007
Operating activities:
Net income	$95,916	$74,957
Adjustments to reconcile net income to net cash
flows provided by operating activities:
Depreciation, amortization and accretion in operating costs and expenses	350,754	303,711
Depreciation and amortization in general and administrative costs	6,197	4,928
Amortization in interest expense	1,941	777
Equity in earnings of unconsolidated affiliates	(48,876)	1,443
Distributions received from unconsolidated affiliates	80,006	51,370
Operating lease expense paid by EPCO, Inc.	1,053	1,053
Minority interest	549,030	347,742
Gain on sale of assets and ownership interests (see Note 17)	(914)	(67,158)
Deferred income tax expense	2,530	3,433
Net effect of changes in operating accounts (see Note 17)	(232,247)	5,289
Other (see Note 17)	17,008	264
Net cash flows provided by operating activities	822,398	727,809
Investing activities:
Capital expenditures	(1,319,104)	(1,402,104)
Contributions in aid of construction costs	19,061	48,570
Proceeds from sale of assets	6,861	165,159
Decrease in restricted cash	71,014	308
Cash used for business combinations (see Note 9)	(345,631)	(3,285)
Acquisition of intangible assets	(5,426)	(2,500)
Investments in unconsolidated affiliates	(5,276)	(1,879,078)
Advances (to) from unconsolidated affiliates	13,911	(11,251)
Cash used in investing activities	(1,564,590)	(3,084,181)
Financing activities:
Borrowings under debt agreements	7,297,085	5,575,295
Repayments of debt	(5,840,778)	(2,918,224)
Debt issuance costs	(18,032)	(18,328)
Distributions paid to minority interests (see Note 2)	(578,463)	(523,497)
Distributions paid to partners	(102,875)	(63,558)
Repurchase of option awards by subsidiary	--	(1,568)
Acquisition of treasury units by subsidiary	(650)	--
Contributions from minority interests and partners	42,936	338,466
Cash distributions paid to former owners of TEPPCO interests	--	(29,760)
Settlement of cash flow hedging financial instruments	(74,243)	43,858
Cash provided by financing activities	724,980	2,402,684
Effect of exchange rate changes on cash flows	126	(390)
Net change in cash and cash equivalents	(17,212)	46,312
Cash and cash equivalents, January 1	41,920	23,290
Cash and cash equivalents, June 30	$24,834	$69,212

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED PARTNERS’ EQUITY
(See Note 12 for Unit History and Detail of Changes in Limited Partners’ Equity)
(Dollars in thousands)

	Limited	General
	Partners	Partner	AOCI	Total
Balance, December 31, 2007	$2,078,986	$11	$(39,975)	$2,039,022
Net income	95,906	10	--	95,916
Cash distributions to partners	(102,864)	(11)	--	(102,875)
Operating leases paid by EPCO, Inc.	52	--	--	52
Contributions from partners	24	--	--	24
Amortization of unit-based awards	343	--	--	343
Acquisition of treasury units by subsidiary,
net of minority interest amount of $637	(13)	--	--	(13)
Change in funded status of Dixie benefit plans, net of tax	--	--	(264)	(264)
Foreign currency translation adjustment	--	--	75	75
Cash flow hedges	--	--	49,895	49,895
Proportionate share of other comprehensive loss of
unconsolidated affiliates	--	--	(949)	(949)
Balance, June 30, 2008	$2,072,434	$10	$8,782	$2,081,226

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

Note 1.  Partnership Organization and Basis of Financial Statement Presentation

Partnership Organization

Enterprise GP Holdings L.P. is a publicly traded Delaware limited partnership, the registered limited partnership interests (the “Units”) of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPE.”  The current business of Enterprise GP Holdings L.P. is the ownership of general and limited partner interests of publicly traded partnerships engaged in the midstream energy industry and related businesses.  Unless the context requires otherwise, references to “we,” “us,” “our” or “the Partnership” are intended to mean the business and operations of Enterprise GP Holdings L.P. and its consolidated subsidiaries.

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

References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., the common units of which are listed on the NYSE under the ticker symbol “EPD.”  Enterprise Products Partners has no business activities outside those conducted by its operating subsidiary, Enterprise Products Operating LLC (“EPO”).  References to “EPGP” refer to Enterprise Products GP, LLC, which is the general partner of Enterprise Products Partners.  The Parent Company owns EPGP.

References to “Duncan Energy Partners” mean Duncan Energy Partners L.P., which is a consolidated subsidiary of EPO.  Duncan Energy Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.”  References to “DEP GP” mean DEP Holdings, LLC, which is the general partner of Duncan Energy Partners.

References to “TEPPCO” mean TEPPCO Partners, L.P., the common units of which are listed on the NYSE under the ticker symbol “TPP.”  References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO.  The Parent Company owns TEPPCO GP.

References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries, which includes Energy Transfer Partners, L.P. (“ETP”).  Energy Transfer Equity is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “ETE.” The general partner of Energy Transfer Equity is LE GP, LLC (“LE GP”).  The Parent Company has non-controlling interests in both Energy Transfer Equity and LE GP that it accounts for using the equity method of accounting.

References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”), EPE Unit III, L.P. (“EPE Unit III”) and Enterprise Unit L.P. (“Enterprise Unit”), collectively, which are private company affiliates of EPCO, Inc.

References to “EPCO” mean EPCO, Inc. and its private company affiliates, which are related parties to all of the foregoing named entities.  Mr. Duncan is the Group Co-Chairman and controlling shareholder of EPCO.

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

Basis of Presentation

Our results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results expected for the full year.

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

Defined Contribution Plan.  Dixie contributed $0.1 million to its company-sponsored defined contribution plan during each of the three months ended June 30, 2008 and 2007.  During each of the six months ended June 30, 2008 and 2007, Dixie contributed $0.2 million to its company-sponsored defined contribution plan.

Pension and Postretirement Benefit Plans.  Dixie’s net pension benefit costs were $0.1 million for each of the three months ended June 30, 2008 and 2007.  For each of the six months ended June 30, 2008 and 2007, Dixie’s net pension benefit costs were $0.3 million.  Dixie’s net postretirement benefit costs were $0.1 million for each of the three months ended June 30, 2008 and 2007. For each of the six months ended June 30, 2008 and 2007, Dixie’s net postretirement benefit costs were $0.2 million.  During the remainder of 2008, Dixie expects to contribute approximately $0.2 million to its postretirement benefit plan and approximately $0.5 million to its pension plan.

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

At June 30, 2008 and December 31, 2007, our accrued liabilities for environmental remediation projects totaled $30.2 million and $30.5 million, respectively.  These amounts were derived from a range of reasonable estimates based upon studies and site surveys.  Unanticipated changes in circumstances and/or legal requirements could result in expenses being incurred in future periods in addition to an increase in actual cash required to remediate contamination for which we are responsible.

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

Enterprise Products Partners revised the remaining useful lives of certain assets, most notably the assets that constitute its Texas Intrastate System, effective January 1, 2008. This revision adjusted the remaining useful life of such assets to incorporate recent data showing that proved natural gas reserves supporting throughput and processing volumes for these assets have changed since our original determination made in September 2004.  These revisions will prospectively reduce our depreciation expense on assets having carrying values totaling $2.72 billion at January 1, 2008.  For additional information regarding this change in estimate, see Note 7.

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

	June 30,	December 31,
	2008	2007
Limited partners of Enterprise Products Partners:
Third-party owners of Enterprise Products Partners (1)	$5,051,935	$5,011,700
Related party owners of Enterprise Products Partners (2)	294,782	278,970
Limited partners of Duncan Energy Partners:
Third-party owners of Duncan Energy Partners (1)	285,448	288,588
Limited partners of TEPPCO:
Third-party owners of TEPPCO (1,3)	1,535,773	1,372,821
Related party owners of TEPPCO (2)	(17,272)	(12,106)
Joint venture partners (4)	137,217	141,830
Total minority interest on consolidated balance sheet	$7,287,883	$7,081,803

(1)   Consists of non-affiliate public unitholders of Enterprise Products Partners, Duncan Energy Partners and TEPPCO.
(2)   Consists of unitholders of Enterprise Products Partners and TEPPCO that are related party affiliates of the Parent Company. This group is primarily comprised of EPCO and certain of its private company consolidated subsidiaries.
(3)   The increase in minority interest during 2008 is primarily due to TEPPCO’s issuance of common units in connection with its marine services acquisition during the first quarter of 2008. See Note 9 for additional information regarding this business acquisition.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Limited partners of Enterprise Products Partners (1)	$220,690	$110,004	$438,897	$192,408
Limited partners of Duncan Energy Partners (2)	4,766	3,283	9,119	6,114
Limited partners of TEPPCO (3)	37,860	38,109	88,786	143,933
Joint venture partners	4,170	2,456	12,228	5,287
Total	$267,486	$153,852	$549,030	$347,742

(1)   Minority interest expense attributable to this subsidiary increased in current year periods relative to prior year periods primarily due to an increase in Enterprise Products Partners’ operating income, partially offset by an increase in interest expense. In addition, the number of Enterprise Products Partners’ common units outstanding increased in current year periods relative to prior year periods.
(2)   Duncan Energy Partners completed its initial public offering in February 2007. The increase in minority interest expense in current year periods relative to prior year periods is primarily due to an increase in Duncan Energy Partners’ net income.
(3)   Minority interest expense attributable to this subsidiary decreased for the six months ended June 30, 2008 from that recorded during the six months ended June 30, 2007 primarily due to a decrease in TEPPCO’s net income. TEPPCO recognized an approximate $60.0 million gain on the sale of an equity investment in the first quarter of 2007.

The following table presents distributions paid to and contributions received from minority interests as presented on our Unaudited Condensed Statements of Consolidated Cash Flows for the periods indicated:

	For the Six Months Ended June 30,
	2008	2007
Distributions paid to minority interests:
Limited partners of Enterprise Products Partners	$425,691	$397,930
Limited partners of Duncan Energy Partners	12,259	3,648
Limited partners of TEPPCO	123,643	116,151
Joint venture partners	16,870	5,768
Total distributions paid to minority interests	$578,463	$523,497

Contributions received from minority interests:
Limited partners of Enterprise Products Partners	$37,275	$34,816
Limited partners of Duncan Energy Partners	--	291,044
Limited partners of TEPPCO	5,610	--
Joint venture partners	27	12,505
Total contributions received from minority interests	$42,912	$338,365

Distributions paid to the limited partners of Enterprise Products Partners, Duncan Energy Partners and TEPPCO primarily represent the quarterly cash distributions paid by these entities to their unitholders, excluding those paid to the Parent Company in connection with its ownership of common units of Enterprise Products Partners and TEPPCO.

Contributions from the limited partners of Enterprise Products Partners, Duncan Energy Partners and TEPPCO primarily represent proceeds each entity received from common unit offerings and distribution reinvestment plans, excluding those received from the Parent Company.  Contributions from the limited partners of Duncan Energy Partners represent the net proceeds received by Duncan Energy Partners in connection with its initial public offering in February 2007.

Recent Accounting Developments

The following information summarizes recently issued accounting guidance since those reported in our Annual Report on Form 10-K for the year ended December 31, 2007 that will or may affect our future financial statements.

Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133.  Issued in March 2008, SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This statement has the same scope as SFAS 133, and accordingly applies to all entities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS 161 only affects disclosure requirements; therefore, our adoption of this statement effective January 1, 2009 will not impact our financial position or results of operations.

SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 162, which establishes a consistent framework, or hierarchy, for selecting the accounting principles used to prepare financial statements of nongovernmental entities in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to its Interim Auditing Standards.  We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157.  FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  As allowed under FSP 157-2, we have not applied the provisions of SFAS 157 to our nonfinancial assets and liabilities measured at fair value, which include certain assets and liabilities acquired in business combinations.  We are currently evaluating the impact of our adoption of FSP 157-2 effective January 1, 2009 on our consolidated financial statements.

On January 1, 2008, we adopted the provisions of SFAS 157 that apply to financial assets and liabilities.   See Note 5 for these fair value disclosures.

FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  In April 2008, the FASB issued FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP 142-3 is effective for us on January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after January 1, 2009 and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, January 1, 2009.  We are evaluating the impact that FSP 142-3 will have on our future financial statements.

Restricted Cash

Restricted cash represents amounts held in connection with Enterprise Products Partners’ commodity financial instruments portfolio and physical natural gas purchases made on the New York Merchantile Exchange ("NYMEX").  In addition, at December 31, 2007, restricted cash included amounts held by a third party trustee charged with disbursing proceeds from Enterprise Products Partners’ Petal GO Zone bond offering.   The following table presents the components of our restricted cash balances at the periods indicated:

	June 30,	December 31,
	2008	2007
Amounts held in brokerage accounts related to
commodity hedging activities and physical natural gas purchases	$--	$53,144
Proceeds from Petal GO Zone bonds reserved for construction costs	--	17,871
Total restricted cash	$--	$71,015

Due to market conditions at June 30, 2008, no cash was restricted to meet commodity exchange deposit requirements with respect to Enterprise Products Partners’ commodity risk hedging activities and physical natural gas purchases; however, cash may be restricted in the future to maintain Enterprise Products Partners’ positions as commodity prices fluctuate or deposit requirements change.   As of June 30, 2008, all proceeds from the Petal GO Zone bonds had been released by the trustee to fund construction costs associated with the expansion of Enterprise Products Partners’ Petal, Mississippi storage facility.  See Note 5 for information about our hedging activities and related changes in our restricted cash balances subsequent to June 30, 2008.

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

Each of the respective general partners of Enterprise Products Partners, TEPPCO and Energy Transfer Equity has a separate operating management and board of directors, with at least three independent directors.  We control Enterprise Products Partners and TEPPCO through our ownership of their respective general partners.  We do not control Energy Transfer Equity or its general partner.

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

We classify equity in earnings of unconsolidated affiliates as a component of operating income.  Our equity investments in Energy Transfer Equity and LE GP are a component of our business strategy to increase cash distributions to unitholders through accretive acquisitions.  Such types of investments are also a component of the business strategies of Enterprise Products Partners and TEPPCO.  They are a means by which Enterprise Products Partners and TEPPCO align their commercial interests with those of customers and/or suppliers who are joint owners in such entities.  This method of operation enables Enterprise Products Partners and TEPPCO to achieve favorable economies of scale relative to the level of investment and business risk assumed versus what they could accomplish on a stand-alone basis. Given the interrelated nature of such entities to the operations of Enterprise Products Partners and TEPPCO, we believe the presentation of equity earnings from such unconsolidated affiliates as a component of operating income is meaningful and appropriate.

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

The following table presents selected business segment information for the periods indicated:

	Investment		Investment
	in		in
	Enterprise	Investment	Energy	Adjustments
	Products	in	Transfer	and	Consolidated
	Partners	TEPPCO	Equity	Eliminations	Totals
Revenues from external customers:
Three months ended June 30, 2008	$6,116,868	$4,225,299	$--	$--	$10,342,167
Three months ended June 30, 2007	4,076,573	2,103,191	--	--	6,179,764
Six months ended June 30, 2008	11,500,702	7,065,548	--	--	18,566,250
Six months ended June 30, 2007	7,335,185	4,129,118	--	--	11,464,303

Revenues from related parties:
Three months ended June 30, 2008	222,747	15,355	--	(41,663)	196,439
Three months ended June 30, 2007	136,233	(7,192)	--	(14,535)	114,506
Six months ended June 30, 2008	523,448	41,860	--	(86,594)	478,714
Six months ended June 30, 2007	200,475	2,033	--	(32,266)	170,242

Total revenues:
Three months ended June 30, 2008	6,339,615	4,240,654	--	(41,663)	10,538,606
Three months ended June 30, 2007	4,212,806	2,095,999	--	(14,535)	6,294,270
Six months ended June 30, 2008	12,024,150	7,107,408	--	(86,594)	19,044,964
Six months ended June 30, 2007	7,535,660	4,131,151	--	(32,266)	11,634,545

Equity in earnings of unconsolidated affiliates:
Three months ended June 30, 2008	13,338	592	15,122	--	29,052
Three months ended June 30, 2007	(7,311)	(2,429)	2,774	--	(6,966)
Six months ended June 30, 2008	22,261	(540)	27,155	--	48,876
Six months ended June 30, 2007	(2,087)	(2,130)	2,774	--	(1,443)

Operating income:
Three months ended June 30, 2008	368,962	87,454	15,122	(2,736)	468,802
Three months ended June 30, 2007	213,349	71,971	2,774	(2,047)	286,047
Six months ended June 30, 2008	730,021	199,155	27,155	(7,920)	948,411
Six months ended June 30, 2007	400,232	175,817	2,774	(10,921)	567,902

Segment assets:
At June 30, 2008	17,935,757	7,208,936	1,621,795	(75,179)	26,691,309
At December 31, 2007	16,372,652	5,801,709	1,653,463	(103,722)	23,724,102

Investments in and advances
to unconsolidated affiliates (see Note 8):
At June 30, 2008	624,060	266,312	1,621,795	--	2,512,167
At December 31, 2007	622,502	263,038	1,653,463	--	2,539,003

Intangible assets (see Note 10):
At June 30, 2008	888,164	970,057	--	(17,441)	1,840,780
At December 31, 2007	917,000	920,780	--	(17,581)	1,820,199

Goodwill (see Note 10):
At June 30, 2008	591,652	306,004	--	--	897,656
At December 31, 2007	591,652	215,928	--	--	807,580

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

The following table summarizes our unit-based compensation amounts by plan during each of the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Parent Company:
EPGP UARs	$5	$30	$3	$59
EPCO Employee Partnerships	39	24	71	31
EPCO 1998 Long-Term Incentive Plan (“1998 Plan”)	57	21	89	33
Total Parent Company	101	75	163	123
Enterprise Products Partners:
EPCO Employee Partnerships	1,376	676	2,559	1,178
Enterprise Products 2008 Long-Term Incentive Plan (“EPD 2008 LTIP”)	14	--	14	--
EPCO 1998 Plan (1)	2,099	6,300	3,765	7,767
DEP GP UARs	6	25	6	35
Total Enterprise Products Partners	3,495	7,001	6,344	8,980
TEPPCO:
EPCO Employee Partnerships (2)	147	126	273	126
EPCO 1998 Plan (2)	225	137	438	227
TEPPCO 1999 Phantom Unit Retention Plan (“1999 Plan”) (3)	59	342	51	782
TEPPCO 2000 Long-Term Incentive Plan (“2000 LTIP”) (3)	53	122	(174)	302
TEPPCO 2005 Phantom Unit Plan (“2005 Phantom Unit Plan”)	49	328	106	541
EPCO 2006 TPP Long-Term Incentive Plan (“2006 LTIP”)	295	104	462	104
Total TEPPCO	828	1,159	1,156	2,082
Total consolidated expense	$4,424	$8,235	$7,663	$11,185

(1)   Amounts presented for the three and six months ended June 30, 2007 include $4.6 million associated with the resignation of a former chief executive officer of Enterprise Products Partners.
(2)   Represents amounts allocated to TEPPCO in connection with the use of shared services under the EPCO administrative services agreement.
(3)   The decrease in compensation expense for the three and six months ended June 30, 2008 is primarily due to a decrease in TEPPCO’s unit price at June 30, 2008 as compared to the unit price at March 31, 2008 and December 31, 2007, respectively.

EPGP UARs

The non-employee directors of EPGP have been granted UARs in the form of letter agreements.  These liability awards are not part of any established long-term incentive plan of EPCO, the Parent Company or Enterprise Products Partners.  These UARs entitle each non-employee director to receive a cash payment on the vesting date equal to the excess, if any, of the fair market value of the Parent Company’s Units (determined as of a future vesting date) over the grant date fair value. These UARs are accounted for similar to liability awards under SFAS 123(R) since they will be settled with cash.  At June 30, 2008 and December 31, 2007, we had a total of 90,000 outstanding UARs granted to non-employee directors of EPGP that cliff vest in 2011.  If a director resigns prior to vesting, his UAR awards are forfeited.

EPCO Employee Partnerships

EPCO formed the Employee Partnerships to serve as an incentive arrangement for key employees of EPCO by providing them a “profits interest” in the Employee Partnerships.  Currently, there are four Employee Partnerships: EPE Unit I, EPE Unit II, EPE Unit III and Enterprise Unit. EPE Unit I was formed in August 2005 in connection with the Parent Company’s initial public offering and EPE Unit II was formed in December 2006.  EPE Unit III was formed in May 2007, and Enterprise Unit was formed in February 2008.  For a detailed description of EPE Unit I, EPE Unit II and EPE Unit III, see our Annual Report on Form 10-K for the year ended December 31, 2007.  See Note 19 regarding amendments to EPE Unit I, EPE Unit II and EPE Unit III, which were effective July 2008.

As of June 30, 2008, there was an estimated $26.1 million of combined unrecognized compensation cost related to the four Employee Partnerships.  We will recognize our share of these costs in accordance with the EPCO administrative services agreement over a weighted-average period of 3.7 years.

Enterprise Unit. On February 20, 2008, EPCO formed Enterprise Unit to serve as an incentive arrangement for certain employees of EPCO through a “profits interest” in Enterprise Unit.  On that date, EPCO Holdings, Inc. (“EPCO Holdings”) agreed to contribute $18.0 million in the aggregate (the “Initial Contribution”) to Enterprise Unit and was admitted as the Class A limited partner.  Certain key employees of EPCO, including our Chief Executive Officer and Chief Financial Officer, were issued Class B limited partner interests and admitted as Class B limited partners of Enterprise Unit without any capital contributions.  EPCO Holdings may make capital contributions to Enterprise Unit in addition to its Initial Contribution.  Through July 31, 2008, EPCO Holdings has contributed a total of $51.5 million to Enterprise Unit.  EPCO Holdings has no legal obligation to make additional contributions.

As with the awards granted in connection with the other Employee Partnerships, these awards are designed to provide additional long-term incentive compensation for certain employees.  The profits interest awards (or Class B limited partner interests) in Enterprise Unit entitle the holder to participate in the appreciation in value of Enterprise Products Partners’ units and the Parent Company’s Units and are subject to early vesting or forfeiture upon the occurrence of certain events.

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

The Class B limited partner interests in Enterprise Unit that are owned by EPCO employees are subject to forfeiture if the participating employee’s employment with EPCO and its affiliates is terminated prior to February 20, 2014, with customary exceptions for death, disability and certain retirements that will result in early vesting.  The risk of forfeiture associated with the Class B limited partner interests in Enterprise Unit will also lapse (i.e. the interests will become vested) upon certain change of control events.

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

▪
Liquidating Distributions – Upon liquidation of Enterprise Unit, units having a fair market value equal to the Class A limited partner capital base will be distributed to EPCO Holdings, plus any accrued and unpaid Class A preferred return for the quarter in which liquidation occurs.  Any remaining units will be distributed to the Class B limited partners.

▪
Sale Proceeds – If Enterprise Unit sells any units that it beneficially owns, the sale proceeds will be distributed to the Class A limited partner and the Class B limited partners in the same manner as liquidating distributions described above.

EPCO 1998 Plan

The EPCO 1998 Plan provides for the issuance of up to 7,000,000 common units of Enterprise Products Partners.  After giving effect to outstanding option awards at June 30, 2008 and the issuance and forfeiture of restricted unit awards through June 30, 2008, a total of 768,154 additional common units of Enterprise Products Partners could be issued under the EPCO 1998 Plan.

Enterprise Products Partners’ unit option awards.  Under the EPCO 1998 Plan, non-qualified incentive options to purchase a fixed number of Enterprise Products Partners’ common units may be granted to key employees of EPCO who perform management, administrative or operational functions for us.  The following table presents option activity under the EPCO 1998 Plan for the periods indicated:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
	Number of	strike price	contractual	intrinsic
	units	(dollars/unit)	term (in years)	value (1)
Outstanding at December 31, 2007 (2)	2,315,000	$26.18
Exercised	(47,500)	$20.25
Forfeited or terminated	(85,000)	$26.72
Outstanding at June 30, 2008	2,182,500	$26.29	5.68	$4,260
Options exercisable at:
June 30, 2008	517,500	$21.31	4.42	$4,260

(1)   Aggregate intrinsic value reflects fully vested option awards at June 30, 2008.
(2)   During 2008, Enterprise Products Partners amended the terms of certain of its outstanding unit options. In general, the expiration dates of these awards were modified from May and August 2017 to December 2012.

The total intrinsic value of option awards exercised during the three and six months ended June 30, 2008 was $0.4 million and $0.5 million, respectively.  At June 30, 2008, there was an estimated $2.2 million of total unrecognized compensation cost related to nonvested unit options granted under the EPCO 1998 Plan.  We expect to recognize our share of this cost over a weighted-average period of 2.6 years in accordance with the EPCO administrative services agreement.

During the six months ended June 30, 2008 and 2007, Enterprise Products Partners received cash of $0.6 million and $7.3 million, respectively, from the exercise of unit options.  Conversely, its option-related reimbursements to EPCO were $0.5 million and $2.8 million, respectively.

Enterprise Products Partners’ restricted unit awards.  Under the EPCO 1998 Plan, Enterprise Products Partners may also issue restricted common units to key employees of EPCO and directors of EPGP.  The following table summarizes information regarding Enterprise Products Partners’ restricted unit awards for the periods indicated:

		Weighted-
		average grant
	Number of	date fair value
	units	per unit (1)
Restricted units at December 31, 2007	1,688,540
Granted (2)	718,800	$25.64
Forfeited	(72,177)	$25.88
Vested	(70,000)	$19.35
Restricted units at June 30, 2008	2,265,163

(1)   Determined by dividing the aggregate grant date fair value of awards (including an allowance for  forfeitures) by the number of awards issued.
(2)   Aggregate grant date fair value of restricted unit awards issued during 2008 was $18.4 million based on a grant date market price of Enterprise Products Partners’ common units ranging from $30.38 to $32.31 per unit and an estimated forfeiture rate of 17.0%.

The total fair value of Enterprise Products Partners’ restricted unit awards that vested during the three and six months ended June 30, 2008 was $1.3 million and $1.4 million, respectively.  As of June 30, 2008, there was an estimated $37.8 million of total unrecognized compensation cost related to restricted common units of Enterprise Products Partners.  We will recognize our share of such costs in accordance with the EPCO administrative services agreement.  At June 30, 2008, these costs are expected to be recognized over a weighted-average period of 2.6 years.

EPD 2008 LTIP

On January 29, 2008, the unitholders of Enterprise Products Partners approved the EPD 2008 LTIP, which provides for awards of Enterprise Products Partners’ common units and other rights to its non-employee directors and to consultants and employees of EPCO and its affiliates providing services to Enterprise Products Partners. Awards under the EPD 2008 LTIP may be granted in the form of restricted units, phantom units, unit options, UARs and distribution equivalent rights. The EPD 2008 LTIP is administered by EPGP’s Audit, Conflicts and Governance (“ACG”) Committee. The EPD 2008 LTIP provides for the issuance of up to 10,000,000 of Enterprise Products Partners’ common units  After giving effect to option awards outstanding at June 30, 2008, a total of 9,205,000 additional common units of Enterprise Products Partners could be issued under the EPD 2008 LTIP.

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

Enterprise Products Partners’ unit option awards.  The exercise price of Enterprise Products Partners’ unit options awarded to participants is determined by EPGP’s ACG Committee (at its discretion) at the date of grant and may be no less than the fair market value of Enterprise Products Partners’ common units at the date of grant.

The following table presents unit option activity under the EPD 2008 LTIP for the periods indicated:

Weighted-
		Weighted-	average
		average	remaining
	Number of	strike price	contractual
	units	(dollars/unit)	term (in years)
Outstanding at January 1, 2008	--
Granted (1)	795,000	$30.93
Outstanding at June 30, 2008	795,000	$30.93	5.51

(1)   Aggregate grant date fair value of these unit options issued during the second quarter of 2008 was $1.6 million based on a grant date market price of Enterprise Products Partners’ common units of $30.93 per unit and an estimated forfeiture rate of 17.0%.

At June 30, 2008, there was an estimated $1.5 million of total unrecognized compensation cost related to Enterprise Products Partners’ nonvested unit options granted under the EPD 2008 LTIP.  We expect to recognize our share of this cost over a weighted-average period of 3.9 years in accordance with the EPCO administrative services agreement.

DEP GP UARs

The non-employee directors of DEP GP, the general partner of Duncan Energy Partners, have been granted UARs in the form of letter agreements. These liability awards are not part of any established long-term incentive plan of EPCO, the Parent Company or Enterprise Products Partners.  These UARs entitle each non-employee director to receive a cash payment on the vesting date equal to the excess, if any, of the fair market value of the Parent Company’s Units (determined as of a future vesting date) over the grant date fair value.  These UARs are accounted for similar to liability awards under SFAS 123(R) since they will be settled with cash.  At June 30, 2008 and December 31, 2007, we had a total of 90,000 outstanding UARs granted to non-employee directors of DEP GP that cliff vest in 2012.  If a director resigns prior to vesting, his UAR awards are forfeited.

TEPPCO 1999 Plan

The TEPPCO 1999 Plan provides for the issuance of phantom unit awards as incentives to key employees of EPCO working on behalf of TEPPCO.  In April 2008, 13,000 phantom units vested resulting in a cash payment of $0.4 million.  A total of 18,600 phantom units were outstanding under the TEPPCO 1999 Plan at June 30, 2008.  The awards cliff vest as follows:  13,000 in April 2009 and 5,600 in January 2010.  At June 30, 2008 and December 31, 2007, TEPPCO had accrued liability balances of $0.6 million and $1.0 million, respectively, for compensation related to the TEPPCO 1999 Plan.

TEPPCO 2000 LTIP

The TEPPCO 2000 LTIP provides key employees of EPCO working on behalf of TEPPCO incentives to achieve improvements in TEPPCO’s financial performance. On December 31, 2007, 8,400 phantom units vested and $0.5 million was paid out to participants in the first quarter of 2008. At June 30, 2008, a total of 11,300 phantom units were outstanding under the TEPPCO 2000 LTIP that cliff vest on December 31, 2008 and will be paid out to participants in 2009. At June 30, 2008 and December 31, 2007, TEPPCO had accrued liability balances of $0.3 million and $0.9 million, respectively, related to the TEPPCO 2000 LTIP.

TEPPCO 2005 Phantom Unit Plan

The TEPPCO 2005 Phantom Unit Plan provides key employees of EPCO working on behalf of TEPPCO incentives to achieve improvements in TEPPCO’s financial performance.  On December 31, 2007, 36,200 phantom units vested and $1.6 million was paid out to participants in the first quarter of 2008.

At June 30, 2008, a total of 36,600 phantom units were outstanding under the TEPPCO 2005 Phantom Unit Plan that cliff vest on December 31, 2008 and will be paid out to participants in 2009.  At June 30, 2008 and December 31, 2007, TEPPCO had accrued liability balances of $0.9 million and $2.6 million, respectively, related to the TEPPCO 2005 Phantom Unit Plan.

TEPPCO 2006 LTIP

The TEPPCO 2006 LTIP provides for awards of TEPPCO common units and other rights to its non-employee directors and to certain employees of EPCO working on behalf of TEPPCO.  Awards granted under the TEPPCO 2006 LTIP may be in the form of restricted units, phantom units, unit options, UARs and distribution equivalent rights.  In May 2008, TEPPCO granted 200,000 unit options and 95,000 restricted units to certain EPCO employees working on behalf of TEPPCO and 29,429 UARs to a non-employee director of TEPPCO GP in connection with his election to the board.  After giving effect to outstanding unit options and restricted units at June 30, 2008, and the forfeiture of restricted units through June 30, 2008, a total of 4,842,100 additional units of TEPPCO could be issued under the TEPPCO 2006 LTIP in the future.

TEPPCO unit options.  The  information in the following table presents unit option activity under the TEPPCO 2006 LTIP for the periods indicated.  No options were exercisable at June 30, 2008.

			Weighted-
		Weighted-	average
		average	remaining
	Number	strike price	contractual
	of units	(dollars/unit)	term (in years)
Outstanding at December 31, 2007 (1)	155,000	$45.35
Granted (2)	200,000	$35.86
Outstanding at June 30, 2008	355,000	$40.00	5.07

(1)   During 2008, previous unit option grants were amended. The expiration dates of the 2007 awards were modified from May 22, 2017 to December 31, 2012.
(2)   The total grant date fair value of these awards was $0.3 million based on the following assumptions: (i) expected life of the option of 4.7 years; (ii) risk-free interest rate of 3.3%; (iii) expected distribution yield on TEPPCO common units of 7.9%; (iv) estimated forfeiture rate of 17% and (v) expected unit price volatility on TEPPCO’s common units of 18.7%.

At June 30, 2008, total unrecognized compensation cost related to nonvested option awards granted under the TEPPCO 2006 LTIP was an estimated $0.7 million.  TEPPCO expects to recognize this cost over a weighted-average period of 3.5 years.

TEPPCO restricted units. The following table summarizes information regarding TEPPCO’s restricted unit awards for the periods indicated:

		Weighted-
		average grant
	Number of	date fair value
	units	per unit (1)
Restricted units at December 31, 2007	62,400
Granted (2)	95,900	$32.97
Forfeited	(400)	$35.86
Restricted units at June 30, 2008	157,900

(1)   Determined by dividing the aggregate grant date fair value of awards (including an allowance for forfeitures) by the number of awards issued.
(2)   Aggregate grant date fair value of restricted unit awards issued during the six months ended June 30, 2008 was $2.8 million based on grant date market prices of TEPPCO’s common units ranging from $34.63 to $35.86 per unit and an estimated forfeiture rate of 17%.

None of TEPPCO’s restricted unit awards vested during the six months ended June 30, 2008.  At June 30, 2008, there was an estimated $4.4 million of total unrecognized compensation cost related to restricted unit awards granted under the TEPPCO 2006 LTIP.  TEPPCO expects to recognize these costs over a weighted-average period of 3.3 years.

TEPPCO UARs and phantom units.  On June 20, 2008, 29,429 UARs were awarded under the TEPPCO 2006 LTIP to a non-employee director of TEPPCO GP.  As of June 30, 2008, there were a total of 95,654 UARs outstanding that had been granted to non-employee directors of TEPPCO GP and 335,723 UARs outstanding that were granted to certain employees of EPCO who work on behalf of TEPPCO.  These UAR awards are subject to five year cliff vesting.  If the non-employee director or employee resigns prior to vesting, their UAR awards are forfeited.  These UAR awards are accounted for similar to liability awards under SFAS 123(R) since they will be settled with cash.

As of June 30, 2008 and December 31, 2007, there were a total of 1,647 phantom unit awards outstanding that had been granted to non-employee directors of TEPPCO GP.  Each phantom unit will be redeemed in cash the earlier of (i) April 2011 or (ii) when the director is no longer serving on the board of TEPPCO GP.  In addition, during the vesting period, each participant is entitled to cash distributions equal to the product of the number of phantom units outstanding for the participant and the cash distribution per unit paid by TEPPCO on its common units.  Phantom units awarded to non-employee directors are accounted for similar to liability awards.

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

Interest Rate Risk Hedging Program

Parent Company.  The Parent Company’s interest rate exposure results from variable interest rate borrowings under its credit facility.  A portion of the Parent Company’s interest rate exposure is managed by utilizing interest rate swaps and similar arrangements, which effectively convert a portion of its variable rate debt into fixed rate debt.  The Parent Company had four floating-to-fixed interest rate swap agreements outstanding at June 30, 2008 that were accounted for as cash flow hedges.

	Number	Period Covered	Termination	Variable to	Notional
Hedged Variable Rate Debt	Of Swaps	by Swap	Date of Swap	Fixed Rate (1)	Value
Parent Company variable-rate borrowings	2	Aug. 2007 to Aug. 2009	Aug. 2009	2.71% to 5.01%	$250.0 million
Parent Company variable-rate borrowings	2	Sep. 2007 to Aug. 2011	Aug. 2011	2.71% to 4.82%	$250.0 million

(1) Amounts receivable from or payable to the swap counterparties are settled every three months (the “settlement period”).

As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded into other comprehensive income and amortized into income based on the settlement period hedged.  Any ineffectiveness is recorded directly into earnings as an increase or decrease in interest expense.  The Parent Company recorded a nominal amount and $0.8 million of ineffectiveness (a benefit) related to these interest rate swaps during the three and six months ended June 30, 2008, respectively, which is a component of interest expense on our Unaudited Condensed Statements of Consolidated Operations.

At June 30, 2008 and December 31, 2007, the aggregate fair value of these interest rate swaps was a liability of $12.0 million and $12.1 million, respectively. The Parent Company expects to reclassify $2.8 million of this loss to earnings (as an increase in interest expense) during the third quarter of 2008.  The remainder of the estimated loss would be similarly reclassified to earnings if the forward interest rate assumptions underlying the estimated liability at June 30, 2008 actually materialized.  With respect to the fourth quarter of 2008 and the first and second quarters of 2009, the reclassification amount would be $6.5 million in the aggregate.

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

Enterprise Products Partners had six interest rate swaps outstanding at June 30, 2008 that were accounted for as fair value hedges.  These agreements had a combined notional value of $600.0 million and match the maturity dates of the underlying fixed rate debt being hedged.  The aggregate fair value of these interest rate swaps at June 30, 2008 was $8.9 million (an asset), with an offsetting decrease in the fair value of the underlying debt.   There were eleven interest rate swaps outstanding at December 31, 2007 having an aggregate fair value of $14.8 million (an asset).  Interest expense for the three months ended June 30, 2008 and 2007 includes a $2.2 million benefit and a $2.3 million loss, respectively, resulting from these interest rate swap agreements.  For the six months ended June 30, 2008 and 2007, interest expense reflects a benefit of $1.3 million and a loss of $4.6 million, respectively, from these interest rate swap agreements.

The following table summarizes the termination of Enterprise Products Partners’ interest rate swaps during 2008 (dollars in millions):

	Notional	Cash
	Value	Gains (1)
Interest rate swap portfolio, December 31, 2007	$1,050.0	$--
First quarter of 2008 terminations	(200.0)	6.3
Second quarter of 2008 terminations	(250.0)	12.0
Interest rate swap portfolio, June 30, 2008	$600.0	$18.3

(1) Cash gains resulting from the termination, or monetization, of interest rate swaps will be amortized to earnings as a reduction to interest expense over the remaining life of the underlying debt.

At times, Enterprise Products Partners may enter into treasury rate lock transactions to hedge U.S. treasury rates related to its anticipated issuances of debt. Gains or losses on the termination of such instruments are amortized to earnings using the effective interest method over the estimated term of the underlying fixed-rate debt. Each of Enterprise Products Partners’ treasury lock transactions was designated as a cash flow hedge under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The following table summarizes changes in its treasury lock portfolio since December 31, 2007 (dollars in millions).

	Notional	Cash
	Value	Losses (1)
Treasury lock portfolio, December 31, 2007	$600.0	$--
First quarter of 2008 terminations	(350.0)	27.7
Second quarter of 2008 terminations	(250.0)	12.7
Treasury lock portfolio, June 30, 2008	$--	$40.4

(1) Cash losses are included in net interest rate financial instrument losses on Unaudited Condensed Statements of Consolidated Comprehensive Income.

Enterprise Products Partners expects to reclassify $2.1 million of cumulative net gains from the monetization of treasury lock financial instruments to earnings (as a decrease in interest expense) over the next twelve months.  This includes financial instruments that were settled in years prior to 2008.

Duncan Energy Partners. Duncan Energy Partners had three floating-to-fixed interest rate swap agreements outstanding at June 30, 2008 that were accounted for as cash flow hedges having a notional value of $175.0 million.  The purpose of these financial instruments is to reduce the sensitivity of Duncan Energy Partners’ earnings to the variable interest rates charged under its revolving credit facility.

Duncan Energy Partners recognized losses of $0.9 million and $0.8 million from these swap agreements during the three and six months ended June 30, 2008.  The aggregate fair value of these interest rate swaps at June 30, 2008 and December 31, 2007 was a liability of $4.1 million and $3.8 million, respectively.  As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded into other comprehensive income and amortized into income based on the settlement period hedged.  Over the next twelve months, Duncan Energy Partners expects to reclassify $2.4 million of this loss to earnings as an increase to interest expense.

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

In connection with TEPPCO’s issuance of senior notes in March 2008 (see Note 11), TEPPCO terminated all of its outstanding treasury lock financial instruments having a notional value of $600.0 million.  As a result of this termination, TEPPCO recognized an other comprehensive loss of $52.1 million.  TEPPCO recognized approximately $3.6 million of this loss in interest expense as a result of interest payments hedged under the treasury locks not occurring as forecasted.  The remaining losses are being amortized using the effective interest method over the estimated term of the underlying fixed-rate debt.

TEPPCO expects to reclassify $4.3 million of cumulative net losses from the monetization of treasury lock financial instruments to earnings (as an increase in interest expense) over the next twelve months.  This includes financial instruments that were settled in years prior to 2008.

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

The primary purpose of Enterprise Products Partners’ commodity risk management activities is to hedge its exposure to price risks associated with (i) natural gas purchases, (ii) the value of NGL production and inventories, (iii) related firm commitments, (iv) fluctuations in transportation revenues where the underlying fees are based on natural gas index prices and (v) certain anticipated transactions involving either natural gas, NGLs or certain petrochemical products. From time to time, Enterprise Products Partners injects natural gas into storage and may utilize hedging instruments to lock in the value of its inventory positions.  The commodity financial instruments utilized by Enterprise Products Partners may be settled in cash or with another financial instrument.

At June 30, 2008 and December 31, 2007, the aggregate fair value of those financial instruments utilized in connection with Enterprise Products Partners’ natural gas marketing activities was an asset of $9.6 million and a liability of $0.3 million, respectively.   Enterprise Products Partners’ natural gas marketing business and its related use of financial instruments has increased significantly since December 31, 2007. We utilize mark-to-market accounting for substantially all of the instruments utilized in connection with our natural gas marketing activities.

The following table presents gains and losses recognized in earnings from this portion of the commodity financial instruments portfolio for the periods indicated (dollars in millions):

Three months ended June 30, 2008	Losses	$ (6.1)
Three months ended June 30, 2007	Gains	$ 0.9
Six months ended June 30, 2008	Losses	$ (5.4)
Six months ended June 30, 2007	Gains	$ 0.5

At June 30, 2008 and December 31, 2007, the aggregate fair value of those financial instruments utilized in connection with Enterprise Products Partners’ NGL and petrochemical operations was an asset of $82.1 million and a liability of $19.0 million, respectively.  The change in fair value between December 31, 2007 and June 30, 2008 is primarily due to an increase in the price of natural gas and volumes hedged.  Almost all of the financial instruments within this portion of the commodity financial instruments portfolio are accounted for as cash flow hedges, with a lesser number accounted for using mark-to-market accounting.

The following table presents gains and losses recognized in earnings from this portion of the commodity financial instruments portfolio for the periods indicated (dollars in millions):

Three months ended June 30, 2008	Gains	$ 13.4
Three months ended June 30, 2007	Gains	$ 0.2
Six months ended June 30, 2008 (1)	Gains	$ 8.9
Six months ended June 30, 2007	Losses	$ (1.8)

(1) Includes ineffectiveness of $2.7 million (a benefit).

The fair value of Enterprise Products Partners’ NGL and petrochemical portfolio was a liability of $95.4 million as of August 5, 2008.  The change in fair value of this portfolio is primarily due to a decrease in natural gas prices.  A significant number of the financial instruments in this portfolio hedge the purchase of physical natural gas.  If natural gas prices fall below the price stipulated in such financial instruments, we recognize a liability for the difference; however, if prices partially or fully recover, this liability would be reduced or eliminated, as appropriate.  Enterprise Products Partners’ restricted cash balance increased from none at June 30, 2008 to $191.2 million as of August 5, 2008 in order to meet commodity exchange deposit requirements and the negative change in the fair value of its commodity positions

TEPPCO.  TEPPCO seeks to maintain a position that is substantially balanced between crude oil purchases and related sales and future delivery obligations.  As part of its crude oil marketing business, TEPPCO enters into financial instruments such as swaps and other hedging instruments.  The purpose of such hedging activity is either to balance TEPPCO’s inventory position or to lock in a profit margin.

At June 30, 2008 and December 31, 2007, TEPPCO had a limited number of commodity derivatives that were accounted for as cash flow hedges. The majority of these contracts will expire during 2008, with the remainder expiring during the first quarter 2009, and any amounts remaining in accumulated other comprehensive income will be reclassified into earnings. Gains and losses on these derivatives are offset against corresponding gains or losses of the hedged item and are deferred through other comprehensive income, thus minimizing exposure to cash flow risk.  In addition, TEPPCO had some commodity derivatives that did not qualify for hedge accounting.  These financial instruments had a minimal impact on its earnings.  The fair values of the open positions at June 30, 2008 and December 31, 2007 were liabilities of $26.5 million and $18.9 million, respectively.  No ineffectiveness was recognized as of June 30, 2008.

Foreign Currency Hedging Program – Enterprise Products Partners

Enterprise Products Partners is exposed to foreign currency exchange rate risk primarily through its Canadian NGL marketing subsidiary.  As a result, Enterprise Products Partners could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar.  Enterprise Products Partners attempts to hedge this risk using foreign exchange purchase contracts to fix the exchange rate.  Mark-to-market accounting is utilized for these contracts, which typically have a duration of one month.  During the three and six months ended June 30, 2008, Enterprise Products Partners recorded minimal gains from these financial instruments.

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities measured on a recurring basis at June 30, 2008.  These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels.  At June 30, 2008, there were no Level 1 financial assets or liabilities.

	Level 2	Level 3	Total
Financial assets:
Commodity financial instruments	$175,267	$95	$175,362
Interest rate hedging financial instruments	8,901	--	8,901
Total	$184,168	$95	$184,263

Financial liabilities:
Commodity financial instruments	$105,299	$4,806	$110,105
Interest rate hedging financial instruments	12,036	--	12,036
Total	$117,335	$4,806	$122,141

Fair values associated with our interest rate and commodity financial instrument portfolios were developed using available market information and appropriate valuation techniques in accordance with SFAS 157.

The following table sets forth a reconciliation of changes in the fair value of our Level 3 financial assets and liabilities for the periods indicated:

Balance, January 1, 2008	$(5,054)
Total gains (losses) included in:
Net income (1)	(1,836)
Other comprehensive income	2,419
Purchases, issuances, settlements	1,861
Balance, March 31, 2008	(2,610)
Total gains (losses) included in:
Net income (1)	256
Other comprehensive income	(2,428)
Purchases, issuances, settlements	71
Ending balance, June 30, 2008	$(4,711)

(1)   Net income includes commodity financial instrument gains of $0.3 million and losses of $1.6 million, respectively, recorded in revenue for the three and six months ended June 30, 2008. There were unrealized losses of $0.1 million and unrealized gains of $0.4 million included in such amounts for the three and six months ended June 30, 2008, respectively.

Note 6.  Inventories

Our inventory amounts by business segment were as follows at the dates indicated:

	June 30,	December 31,
	2008	2007
Investment in Enterprise Products Partners:
Working inventory (1)	$435,686	$342,589
Forward-sales inventory (2)	28,035	11,693
Subtotal	463,721	354,282
Investment in TEPPCO:
Working inventory (3)	74,324	56,574
Forward-sales inventory (4)	43,546	16,547
Subtotal	117,870	73,121
Eliminations	(2,804)	(1,717)
Total inventory	$578,787	$425,686

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

Our cost of sales amounts are a component of “Operating costs and expenses” as presented in our Unaudited Condensed Statements of Consolidated Operations.  Due to fluctuating commodity prices, we recognize lower of cost or market (“LCM”) adjustments when the carrying value of inventories exceed their net realizable value.  These non-cash charges are a component of cost of sales.  The following table presents our total cost of sales amounts by segment for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Investment in Enterprise Products Partners (1)	$5,512,590	$3,578,408	$10,414,319	$6,359,173
Investment in TEPPCO (2)	3,986,339	1,911,928	6,603,233	3,748,978
Eliminations	(38,878)	(12,077)	(81,233)	(26,636)
Total cost of sales (3)	$9,460,051	$5,478,259	$16,936,319	$10,081,515

(1)   Includes LCM adjustments of $0.7 million and $2.1 million recognized during the three months ended June 30, 2008 and 2007, respectively. In addition, LCM adjustments of $4.8 million and $13.1 million were recognized during the six months ended June 30, 2008 and 2007, respectively.
(2)   Includes LCM adjustments of $0.1 million recognized during the three months ended June 30, 2008. No LCM adjustments were recognized by TEPPCO during the three months ended June 30, 2007. In addition, LCM adjustments of $0.1 million and $0.6 million were recognized during the six months ended June 30, 2008 and 2007, respectively.
(3)   The increase in cost of sales in current year periods relative to prior year periods is primarily due to higher sales volumes and energy commodity prices associated with TEPPCO and Enterprise Products Partners’ marketing activities.

Note 7.  Property, Plant and Equipment

Our property, plant and equipment amounts by business segment were as follows at the dates indicated:

	Estimated
	Useful Life	June 30,	December 31,
	In Years	2008	2007
Investment in Enterprise Products Partners:
Plants, pipelines, buildings and related assets (1)	3-35(5)	$11,692,461	$10,873,422
Storage facilities (2)	5-35 (6)	730,391	720,795
Offshore platforms and related facilities (3)	20-31	634,820	637,812
Transportation equipment (4)	3-10	32,981	32,627
Land		50,305	48,172
Construction in progress		1,388,484	1,173,988
Total historical cost		14,529,442	13,486,816
Less accumulated depreciation		2,133,699	1,910,848
Total carrying value, net		$12,395,743	$11,575,968
Investment in TEPPCO:
Plants, pipelines, buildings and related assets (1)	5-40(5)	$2,757,478	$2,511,714
Storage facilities (2)	5-40(6)	268,716	260,860
Transportation equipment (4)	5-10	9,486	8,370
Marine vessels (7)	20-30	445,341	--
Land		193,556	172,348
Construction in progress		343,011	414,265
Total historical cost		4,017,588	3,367,557
Less accumulated depreciation		703,143	644,129
Total carrying value, net		$3,314,445	$2,723,428
Total property, plant and equipment, net		$15,710,188	$14,299,396

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
(7)   See Note 9 for additional information regarding the acquisition of marine services businesses by TEPPCO in February 2008.

The following table summarizes our depreciation expense and capitalized interest amounts by segment for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Investment in Enterprise Products Partners:
Depreciation expense (1)	$113,972	$99,086	$223,815	$194,066
Capitalized interest (2)	17,623	20,397	35,735	41,139
Investment in TEPPCO:
Depreciation expense (1)	$31,457	$22,634	$59,575	$46,455
Capitalized interest (2)	5,475	3,074	9,831	6,802

(1) Depreciation expense is a component of costs and expenses as presented in our Unaudited Condensed Statements of Consolidated Operations.
(2) Capitalized interest increases the carrying value of the associated asset and reduces interest expense during the period it is recorded.

Enterprise Products Partners reviewed assumptions underlying the estimated remaining useful lives of certain of its assets during the first quarter of 2008. As a result of this review, effective January 1, 2008, Enterprise Products Partners revised the remaining useful lives of these assets, most notably the assets that constitute its Texas Intrastate System.  This revision increased the remaining useful life of such assets to incorporate recent data showing that proved natural gas reserves supporting throughput and processing volumes for these assets have changed since Enterprise Products Partners’ original determination made in September 2004.  These revisions will prospectively reduce Enterprise Products Partners’ depreciation expense on assets having carrying values totaling $2.72 billion as of January 1, 2008.  On average, we extended the life of these assets by 3.1 years.  As a result of this change in estimate, depreciation expense included in operating income for the three and six months ended June 30, 2008 decreased by approximately $5.0 million and $10.0 million, respectively.  Of these amounts, $4.7 million and $9.5 million were allocated to minority interest for the three and six months ended June 30, 2008, respectively.  The impact of this change in estimate on our earnings per unit was immaterial.

Asset retirement obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of a tangible long-lived asset that results from its acquisition, construction, development or normal operation, or a combination of these factors.  The following table summarizes amounts recognized in connection with AROs since December 31, 2007:

	Investment in
	Enterprise
	Products	Investment in
	Partners	TEPPCO	Total
ARO liability balance, December 31, 2007	$40,614	$1,610	$42,224
Liabilities incurred	384	--	384
Liabilities settled	(5,473)	(328)	(5,801)
Accretion expense	1,169	107	1,276
Revisions in estimated cash flows	2,308	1,877	4,185
ARO liability balance, June 30, 2008	$39,002	$3,266	$42,268

Our consolidated property, plant and equipment at June 30, 2008 and December 31, 2007 includes $11.3 million of asset retirement costs capitalized as an increase in the associated long-lived asset.

Note 8.  Investments In and Advances to Unconsolidated Affiliates

We own interests in a number of related businesses that are accounted for using the equity method of accounting.  The following table presents our investments in and advances to unconsolidated affiliates by segment at the dates indicated:

	Ownership
	Percentage at
	June 30,	June 30,	December 31,
	2008	2008	2007
Investment in Enterprise Products Partners:
Venice Energy Service Company L.L.C. (“VESCO”)	13.1%	$36,040	$40,129
K/D/S Promix, L.L.C. (“Promix”)	50%	51,044	51,537
Baton Rouge Fractionators LLC (“BRF”)	32.3%	24,576	25,423
Evangeline (1)	49.5%	4,182	3,490
Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”)	36%	59,640	58,423
Cameron Highway Oil Pipeline Company (“Cameron Highway”)	50%	256,724	256,588
Deepwater Gateway, L.L.C. (“Deepwater Gateway”)	50%	107,876	111,221
Neptune Pipeline Company, L.L.C. (“Neptune”)	25.7%	51,442	55,468
Nemo Gathering Company, LLC (“Nemo”)	33.9%	789	2,888
White River Hub, LLC (“White River Hub”) (2)	50%	14,592	--
Baton Rouge Propylene Concentrator, LLC (“BRPC”)	30%	13,192	13,282
Other	50%	3,964	4,053
Total Investment in Enterprise Products Partners		624,061	622,502
Investment in TEPPCO:
Seaway Crude Pipeline Company (“Seaway”)	50%	191,137	184,757
Centennial Pipeline LLC (“Centennial”)	50%	74,776	77,919
Other	25%	398	362
Total Investment in TEPPCO		266,311	263,038
Investment in Energy Transfer Equity:
Energy Transfer Equity	17.5%	1,609,782	1,641,363
LE GP	34.9%	12,013	12,100
Total Investment in Energy Transfer Equity		1,621,795	1,653,463
Total consolidated		$2,512,167	$2,539,003

(1) Refers to ownership interests in Evangeline Gas Pipeline Company, L.P. and Evangeline Gas Corp., collectively.
(2) During the second quarter of 2008, Enterprise Products Partners acquired a 50% ownership interest in White River Hub.

On occasion, the price we pay to acquire a non-controlling ownership interest in a company exceeds the underlying book value of the net assets we acquire.  Such excess cost amounts are included within the carrying values of our investments in and advances to unconsolidated affiliates.  That portion of excess cost attributable to fixed assets or amortizable intangible assets is amortized over the estimated useful life of the underlying asset(s) as a reduction in equity earnings from the entity.  That portion of excess cost attributable to goodwill or indefinite life intangible assets is not subject to amortization.  Equity method investments, including their associated excess cost amounts, are evaluated for impairment whenever events or changes in circumstances indicate that there is a loss in value of the investment which is other than temporary.

The following table summarizes our excess cost information at the dates indicated by the business segment:

	Investment in		Investment in
	Enterprise		Energy
	Products	Investment in	Transfer
	Partners	TEPPCO	Equity	Total
Initial excess cost amounts attributable to:
Fixed Assets	$51,476	$30,277	$576,626	$658,379
Goodwill	--	--	335,758	335,758
Intangibles – finite life	--	30,021	244,695	274,716
Intangibles – indefinite life	--	--	513,508	513,508
Total	$51,476	$60,298	$1,670,587	$1,782,361

Excess cost amounts, net of amortization at:
June 30, 2008	$35,214	$30,925	$1,627,879	$1,694,018
December 31, 2007	$36,156	$33,302	$1,643,890	$1,713,348

With respect to excess cost amounts associated with Enterprise Products Partners and TEPPCO, we expect to recognize $4.3 million of non-cash amortization expense over the remainder of 2008.

As shown in the preceding table, the Parent Company’s initial investments in Energy Transfer Equity and LE GP exceeded its share of the historical cost of the underlying net assets of such investees by $1.67 billion.  At June 30, 2008, this basis differential decreased to $1.63 billion (after taking into account related amortization amounts) and consisted of the following:

▪	$549.3 million attributed to fixed assets;

▪	$513.5 million attributed to the IDRs (an indefinite-life intangible asset) held by Energy Transfer Equity in the cash flows of ETP;

▪	$229.3 million attributed to amortizable intangible assets;

▪	and $335.8 million attributed to equity method goodwill.

The basis differential amounts attributed to fixed assets and amortizable intangible assets represent the Parent Company’s pro rata share of the excess of the fair values determined for such assets over the investee’s historical carrying values for such assets at the date the Parent Company acquired its investments in Energy Transfer Equity and LE GP. These excess cost amounts are being amortized over the estimated useful life of the underlying assets.  We estimate such non-cash amortization expense to be $18.3 million for the remainder of 2008; $36.6 million for each of the years 2009 through 2011; and $36.3 million in 2012.

The $513.5 million of excess cost attributed to ETP’s IDRs represents the Parent Company’s pro rata share of the fair value of the incentive distribution rights held by Energy Transfer Equity in ETP’s cash distributions.  The $335.8 million of equity method goodwill is attributed to our view of the future financial performance of Energy Transfer Equity and LE GP based upon their underlying assets and industry relationships.  Excess cost amounts attributed to the ETP IDRs and the equity method goodwill are not amortized; however, such amounts are subject to impairment testing.

The following table summarizes our equity in earnings of unconsolidated affiliates, aggregated by business segment, for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Investment in Enterprise Products Partners	$13,338	$(7,311)	$22,261	$(2,087)
Investment in TEPPCO	592	(2,429)	(540)	(2,130)
Investment in Energy Transfer Equity (1)	15,122	2,774	27,155	2,774
Total equity in earnings of unconsolidated affiliates	$29,052	$(6,966)	$48,876	$(1,443)

(1)   Equity earnings from our Investment in Energy Transfer Equity segment for the three and six months ended June 30, 2008, included $6.0 million and $16.0 million, respectively, of amortization of excess cost amounts. In addition, equity earnings from our Investment in Energy Transfer Equity segment for the three and six months ended June 30, 2007, included $6.7 million of amortization of excess cost amounts. Our acquisition of equity interests in Energy Transfer Equity occurred on May 7, 2007 causing the increase in equity earnings between periods.

Summarized Financial Information of Unconsolidated Affiliates

The following table presents unaudited income statement data for the current unconsolidated affiliates of Enterprise Products Partners and TEPPCO for the periods indicated (on a 100% basis).  In addition, the following table presents unaudited income statement data for Energy Transfer Equity, which is an unconsolidated affiliate of the Parent Company (on a 100% basis).

	Summarized Income Statement Information for the Three Months Ended
	June 30, 2008			June 30, 2007
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income
Investment in Enterprise Products Partners	$245,426	$34,521	$29,877	$183,191	$26,437	$3,479
Investment in TEPPCO	37,766	16,601	13,916	28,206	8,703	6,015
Investment in Energy Transfer Equity	2,653,351	221,940	120,394	1,714,786	187,259	89,093

	Summarized Income Statement Information for the Six Months Ended
	June 30, 2008			June 30, 2007
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income
Investment in Enterprise Products Partners	$422,013	$63,898	$57,062	$320,043	$52,905	$21,699
Investment in TEPPCO	67,982	27,826	22,449	62,239	17,565	12,225
Investment in Energy Transfer Equity	5,292,596	589,869	247,099	3,777,266	539,110	236,449

The Parent Company acquired ownership interests in Energy Transfer Equity in May 2007.  For comparative purposes, unaudited summarized financial information is provided for the three and six months ended May 31, 2007.  Such data was obtained from Energy Transfer Equity’s quarterly report on Form 10-Q for these periods.  Prior to 2008, Energy Transfer Equity’s fiscal year ended August 31.

Note 9.  Business Combinations

TEPPCO Marine Services Businesses

On February 1, 2008, TEPPCO entered the marine transportation business for refined products, crude oil and condensate through the purchase of related assets from Cenac Towing Co., Inc., Cenac Offshore, L.L.C., and Mr. Arlen B. Cenac, Jr. (collectively “Cenac”). The aggregate value of total consideration TEPPCO paid or issued to complete this business combination was $444.7 million, which consisted of $258.1 million in cash and approximately 4.9 million of TEPPCO’s newly issued common units.  Additionally, TEPPCO assumed approximately $63.2 million of Cenac’s debt in the transaction.  TEPPCO acquired 42 tow boats, 89 tank barges and the economic benefit of certain related commercial agreements.  TEPPCO’s new business line serves refineries and storage terminals along the Mississippi, Illinois and Ohio rivers and the Intracoastal Waterway between Texas and Florida.  These assets also gather crude oil from production facilities and platforms along the U.S. Gulf Coast and in the Gulf of Mexico. TEPPCO used its short-term credit facility to finance the cash portion of the acquisition.  TEPPCO repaid the $63.2 million of debt assumed in this transaction using borrowings under its short-term credit facility.

On February 29, 2008, TEPPCO purchased related marine assets from Horizon Maritime, L.L.C. (“Horizon”), a privately-held Houston-based company and an affiliate of Mr. Cenac, for $80.8 million in cash. TEPPCO acquired 7 tow boats, 17 tank barges, rights to two tow boats under construction and the economic benefit of certain related commercial agreements.  In April 2008, TEPPCO paid an additional $3.0 million to Horizon pursuant to the purchase agreement upon delivery of one of the tow boats under construction, and in June 2008, TEPPCO paid an additional $3.8 million upon delivery of the second tow boat.  These vessels transport asphalt, heavy fuel oil and other heated oil products to storage facilities and refineries along the Mississippi, Illinois and Ohio Rivers and the Intracoastal Waterway.  TEPPCO’s short-term credit facility was used to finance this acquisition.

The results of operations related to these assets are included in our Unaudited Condensed Statements of Consolidated Operations beginning at the date of acquisition.

Purchase Price Allocations

We accounted for our business combinations during the six months ended June 30, 2008 using the purchase method of accounting and, accordingly, such costs have been allocated to assets acquired and liabilities assumed based on estimated preliminary fair values.  Such preliminary values have been developed using recognized business valuation techniques and are subject to change pending a final valuation analysis.  We expect to finalize the purchase price allocations for these transactions during 2008.

	Cenac	Horizon	South
	Acquisition	Acquisition	Monco (1)	Total
Assets acquired in business combination:
Current assets	$--	$--	$35	$35
Property, plant and equipment, net	362,872	72,196	(12,781)	422,287
Intangible assets	63,500	6,700	12,747	82,947
Total assets acquired	426,372	78,896	1	505,269
Liabilities assumed in business combination:
Other long-term liabilities	(63,157)	--	--	(63,157)
Total liabilities assumed	(63,157)	--	--	(63,157)
Total assets acquired less liabilities assumed	363,215	78,896	1	442,112
Fair value of 4,854,899 TEPPCO common units	186,557	--	--	186,557
Total cash used for business combinations	258,105	87,525	1	345,631
Goodwill	$81,447	$8,629	$--	$90,076

(1)   Primarily represents non-cash reclassification adjustments to Enterprise Products Partners’ December 2007 preliminary fair value estimates for assets acquired in its South Monco natural gas pipeline business acquisition.

Note 10.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following tables summarize our intangible assets at the dates indicated:

	June 30, 2008
	Gross	Accum.	Carrying
	Value	Amort.	Value
Investment in Enterprise Products Partners:
Customer relationship intangibles	$858,354	$(243,853)	$614,501
Contract-based intangibles	398,612	(142,390)	256,222
Subtotal	1,256,966	(386,243)	870,723
Investment in TEPPCO:
Incentive distribution rights	606,926	--	606,926
Customer relationship intangibles	51,821	(1,529)	50,292
Gas gathering agreements	462,448	(197,720)	264,728
Other contract-based intangibles	74,306	(26,195)	48,111
Subtotal	1,195,501	(225,444)	970,057
Total	$2,452,467	$(611,687)	$1,840,780

	December 31, 2007
	Gross	Accum.	Carrying
	Value	Amort.	Value
Investment in Enterprise Products Partners:
Customer relationship intangibles	$845,607	$(213,215)	$632,392
Contract-based intangibles	395,235	(128,209)	267,026
Subtotal	1,240,842	(341,424)	899,418
Investment in TEPPCO:
Incentive distribution rights	606,926	--	606,926
Customer relationship intangibles	501	(111)	390
Gas gathering agreements	462,449	(181,372)	281,077
Other contract-based intangibles	55,126	(22,738)	32,388
Subtotal	1,125,002	(204,221)	920,781
Total	$2,365,844	$(545,645)	$1,820,199

The carrying value of TEPPCO’s intangible assets increased as a result of its acquisition of marine service businesses in February 2008.  TEPPCO acquired certain customer relationships and non-compete agreements.

The following table presents the amortization expense of our intangible assets by segment for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Investment in Enterprise Products Partners	$22,180	$22,256	$44,959	$45,235
Investment in TEPPCO	11,296	11,052	21,082	16,963
Total	$33,476	$33,308	$66,041	$62,198

For the remainder of 2008, amortization expense associated with our intangible assets is currently estimated at $64.8 million.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  Goodwill is not amortized; however, it is subject to annual impairment testing.  No goodwill impairment losses were recorded during the three and six months ended June 30, 2008 or 2007.  The following table summarizes our goodwill amounts by business segment at the dates indicated:

	June 30,	December 31,
	2008	2007
Investment in Enterprise Products Partners	$591,652	$591,652
Investment in TEPPCO	306,004	215,928
Totals	$897,656	$807,580

The carrying value of TEPPCO’s goodwill increased as a result of its acquisition of marine service businesses in February 2008.  Management attributes the value of this goodwill to potential future benefits TEPPCO expects to realize as a result of acquiring these assets.

Note 11.  Debt Obligations

The following table summarizes the significant components of our consolidated debt obligations at the dates indicated:

	June 30,	December 31,
	2008	2007
Principal amount of debt obligations of the Parent Company	$1,083,000	$1,090,000
Principal amount of debt obligations of Enterprise Products Partners:
Senior debt obligations	6,499,500	5,646,500
Subordinated debt obligations	1,250,000	1,250,000
Total principal amount of debt obligations of Enterprise Products Partners	7,749,500	6,896,500
Principal amount of debt obligations of TEPPCO:
Senior debt obligations	2,230,000	1,545,000
Subordinated debt obligations	300,000	300,000
Total principal amount of debt obligations of TEPPCO	2,530,000	1,845,000
Total principal amount of consolidated debt obligations	11,362,500	9,831,500
Other, non-principal amounts:
Changes in fair value of debt-related financial instruments (see Note 5)	16,875	14,839
Unamortized discounts, net of premiums	(13,020)	(7,297)
Unamortized deferred gains related to terminated interest rate swaps (see Note 5)	30,323	22,163
Total other, non-principal amounts	34,178	29,705
Long-term debt	11,396,678	9,861,205
Less current maturities of TEPPCO long-term debt	--	(353,976)
Total consolidated debt obligations	$11,396,678	$9,507,229

Standby letters of credit outstanding:
Enterprise Products Partners	$1,100	$1,100
TEPPCO	26,130	23,494
Total standby letters of credit	$27,230	$24,594

Debt Obligations of the Parent Company

The Parent Company consolidates the debt obligations of both Enterprise Products Partners and TEPPCO; however, the Parent Company does not have the obligation to make interest or principal payments with respect to such obligations.

There have been no significant changes in the terms of the Parent Company’s debt obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.  The following table summarizes the debt obligations of the Parent Company at the dates indicated:

	June 30,	December 31,
	2008	2007
EPE Revolver, variable rate, due September 2012	$108,000	$115,000
$125.0 million Term Loan A, variable rate, due September 2012	125,000	125,000
$850.0 million Term Loan B, variable rate, due November 2014	850,000	850,000
Total debt obligations of the Parent Company	$1,083,000	$1,090,000

The total borrowing capacity under the EPE Revolver is $200.0 million.  Borrowings made under the EPE Revolver, Term Loan A and Term Loan B are secured by the Parent Company’s ownership of (i) 13,454,498 common units of Enterprise Products Partners, (ii) 100% of the membership interests in EPGP, (iii) 38,976,090 common units of Energy Transfer Equity, (iv) 4,400,000 common units of TEPPCO and (v) 100% of the membership interests in TEPPCO GP.

Consolidated Debt Obligations of Enterprise Products Partners

The following table summarizes the principal amount of consolidated debt obligations of Enterprise Products Partners at the dates indicated:

	June 30,	December 31,
	2008	2007
Senior debt obligations of Enterprise Products Partners:
EPO Revolver, variable rate, due November 2012	$470,000	$725,000
EPO Senior Notes B, 7.50% fixed-rate, due February 2011	450,000	450,000
EPO Senior Notes C, 6.375% fixed-rate, due February 2013	350,000	350,000
EPO Senior Notes D, 6.875% fixed-rate, due March 2033	500,000	500,000
EPO Senior Notes F, 4.625% fixed-rate, due October 2009	500,000	500,000
EPO Senior Notes G, 5.60% fixed-rate, due October 2014	650,000	650,000
EPO Senior Notes H, 6.65% fixed-rate, due October 2034	350,000	350,000
EPO Senior Notes I, 5.00% fixed-rate, due March 2015	250,000	250,000
EPO Senior Notes J, 5.75% fixed-rate, due March 2035	250,000	250,000
EPO Senior Notes K, 4.950% fixed-rate, due June 2010	500,000	500,000
EPO Senior Notes L, 6.30%, fixed-rate, due September 2017	800,000	800,000
EPO Senior Notes M, 5.65%, fixed-rate, due April 2013	400,000	--
EPO Senior Notes N, 6.50%, fixed-rate, due January 2019	700,000	--
Petal GO Zone Bonds, variable rate, due August 2037	57,500	57,500
Pascagoula MBFC Loan, 8.70% fixed-rate, due March 2010	54,000	54,000
Dixie Revolver, variable rate, due June 2010	10,000	10,000
Duncan Energy Partners’ Revolver, variable rate, due February 2011	208,000	200,000
Total senior debt obligations of Enterprise Products Partners	6,499,500	5,646,500
Subordinated debt obligations of Enterprise Products Partners:
EPO Junior Notes A, fixed/variable rates, due August 2066	550,000	550,000
EPO Junior Notes B, fixed/variable rates, due January 2068	700,000	700,000
Total subordinated debt obligations of Enterprise Products Partners	1,250,000	1,250,000
Total principal amount of debt obligations of Enterprise Products Partners	$7,749,500	$6,896,500

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

With respect to debt agreements existing at December 31, 2007, there have been no significant changes in the terms of Enterprise Products Partners’ consolidated debt obligations since December 31, 2007.

Senior Notes M and N.  In April 2008, EPO sold $400.0 million in principal amount of 5-year senior unsecured notes (“Senior Notes M”) and $700.0 million in principal amount of 10-year senior unsecured notes (“Senior Notes N”) under its universal registration statement.  Senior Notes M were issued at 99.906% of their principal amount, have a fixed interest rate of 5.65%, and mature in April 2013.  Senior Notes N were issued at 99.866% of their principal amount, have a fixed interest rate of 6.50%, and mature in January 2019.

Senior Notes M pay interest semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2008.  Senior Notes N pay interest semi-annually in arrears on January 31 and July 31 of each year, with the first payment made on July 31, 2008.  Net proceeds from the issuance of Senior Notes M and N were used to temporarily reduce indebtedness outstanding under the EPO Revolver.

Senior Notes M and N rank equal with EPO’s existing and future unsecured and unsubordinated indebtedness.  They are senior to any existing and future subordinated indebtedness of EPO.  Senior Notes M and N are subject to make-whole redemption rights and were issued under indentures containing certain covenants, which generally restrict EPO’s ability, with certain exceptions, to incur debt secured by liens and engage in sale and leaseback transactions.

Consolidated Debt Obligations of TEPPCO

The following table summarizes the principal amount of consolidated debt obligations of TEPPCO at the dates indicated:

	June 30,	December 31,
	2008	2007
Senior debt obligations of TEPPCO:
TEPPCO Revolver, variable rate, due December 2012	$530,000	$490,000
TEPPCO Senior Notes, 7.625% fixed rate, due February 2012	500,000	500,000
TEPPCO Senior Notes, 6.125% fixed rate, due February 2013	200,000	200,000
TEPPCO Senior Notes, 5.90% fixed rate, due April 2013	250,000	--
TEPPCO Senior Notes, 6.65% fixed rate, due April 2018	350,000	--
TEPPCO Senior Notes, 7.55% fixed rate, due April 2038	400,000	--
TE Products Senior Notes, 6.45% fixed-rate, due January 2008	--	180,000
TE Products Senior Notes, 7.51% fixed-rate, due January 2028	--	175,000
Total senior debt obligations of TEPPCO	2,230,000	1,545,000
Subordinated debt obligations of TEPPCO:
TEPPCO Junior Subordinated Notes, fixed/variable rates, due June 2067	300,000	300,000
Total principal amount of debt obligations of TEPPCO	$2,530,000	$1,845,000

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

TEPPCO Short-Term Credit Facility.  At December 31, 2007, TEPPCO had in place an unsecured short term credit agreement (the “TEPPCO Short-Term Credit Facility”) with a borrowing capacity of $1.00 billion.  No amounts were borrowed under this agreement at December 31, 2007.  During the first quarter of 2008, TEPPCO borrowed $1.00 billion under this credit agreement to finance the retirement of the TE Products’ senior notes, the acquisition of two marine service businesses and for other general partnership purposes.  In March 2008, TEPPCO repaid amounts borrowed under this credit agreement, using proceeds from its senior notes offering, and terminated the facility.  The following table summarizes TEPPCO’s borrowing and repayment activity under this credit agreement during the first quarter of 2008:

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

TEPPCO March 2008 Senior Notes Offering.  In March 2008, TEPPCO sold $250.0 million in principal amount of 5-year senior unsecured notes, $350.0 million in principal amount of 10-year senior unsecured notes and $400.0 million in principal amount of 30-year senior unsecured notes.  The 5-year senior notes were issued at 99.922% of their principal amount, have a fixed interest rate of 5.90%, and mature in April 2013.  The 10-year senior notes were issued at 99.640% of their principal amount, have a fixed interest rate of 6.65%, and mature in April 2018.  The 30-year senior notes were issued at 99.451% of their principal amount, have a fixed interest rate of 7.55%, and mature in April 2038.

These senior notes pay interest semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2008.  Net proceeds from the issuance of these notes were used to repay and terminate the TEPPCO Short-Term Credit Facility.

The notes rank equal with TEPPCO’s existing and future unsecured and unsubordinated indebtedness.  They are senior to any future subordinated indebtedness of TEPPCO.  The notes are subject to make-whole redemption rights and were issued under indentures containing certain covenants, including, but not limited to the creation of liens securing indebtedness and sale and leaseback transactions.  However, the indentures do not limit TEPPCO’s ability to incur additional indebtedness.

Amendment to TEPPCO revolving credit agreement.  As a result of meeting certain conditions, the borrowing capacity under TEPPCO’s revolving credit agreement (i.e. the TEPPCO Revolver) was increased from $700.0 million to $950.0 million on July 17, 2008.  Apart from this change and with respect to debt agreements existing at December 31, 2007, there have been no other significant changes in the terms of TEPPCO’s consolidated debt obligations since December 31, 2007.

Covenants

We are in compliance with the covenants of our consolidated debt agreements at June 30, 2008 and December 31, 2007.

Information regarding variable interest rates paid

The following table presents the weighted-average interest rates paid on our consolidated variable-rate debt obligations during the six months ended June 30, 2008.

Weighted-average
interest rate
paid
EPE Revolver	4.99%
EPE Term Loan A	4.95%
EPE Term Loan B	5.76%
EPO Revolver	3.96%
Dixie Revolver	3.46%
Petal GO Zone Bonds	2.16%
Duncan Energy Partners’ Revolver	4.51%
TEPPCO Revolver	3.08%
TEPPCO Short-Term Credit Facility	4.02%

Consolidated debt maturity table

The following table presents the scheduled maturities of principal amounts of our consolidated debt obligations for the next five years and in total thereafter.

2008	$--
2009	500,000
2010	564,000
2011	658,000
2012	1,733,000
Thereafter	7,907,500
Total scheduled principal payments	$11,362,500

Debt Obligations of Unconsolidated Affiliates

Enterprise Products Partners has two unconsolidated affiliates with long-term debt obligations and TEPPCO has one unconsolidated affiliate with long-term debt obligations.  The following table shows (i) the ownership interest in each entity at June 30, 2008, (ii) total debt of each unconsolidated affiliate at June 30, 2008 (on a 100% basis to the unconsolidated affiliate) and (iii) the corresponding scheduled maturities of such debt.

			Scheduled Maturities of Debt
	Ownership							After
	Interest	Total	2008	2009	2010	2011	2012	2012
Poseidon (1)	36.0%	$109,000	$--	$--	$--	$109,000	$--	$--
Evangeline (1)	49.5%	20,650	5,000	5,000	3,150	7,500	--	--
Centennial (2)	50.0%	135,000	5,100	9,900	9,100	9,000	8,900	93,000
Total		$264,650	$10,100	$14,900	$12,250	$125,500	$8,900	$93,000

(1) Denotes an unconsolidated affiliate of Enterprise Products Partners. (2) Denotes an unconsolidated affiliate of TEPPCO.

The credit agreements of these unconsolidated affiliates include customary covenants, including financial covenants.  These businesses were in compliance with such covenants at June 30, 2008.  The credit agreements of these unconsolidated affiliates restrict their ability to pay cash dividends or distributions if a default or an event of default (as defined in each credit agreement) has occurred and is continuing at the time such dividend or distribution is scheduled to be paid.

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

In accordance with the Partnership Agreement, capital accounts are maintained for our general partner and limited partners.  The capital account provisions of the Partnership Agreement incorporate principles established for U.S. Federal income tax purposes and are not comparable to GAAP-based equity amounts presented in our consolidated financial statements.  Earnings and cash distributions are allocated to holders of our Units in accordance with their respective percentage interests.  See Note 14 for information regarding our Class B Units which converted to Units during the third quarter of 2007.

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

Summary of Changes in Limited Partners’ Equity

The following table details the changes in limited partners’ equity since December 31, 2007:

		Class C
	Units	Units	Total
Balance, December 31, 2007	$1,698,321	$380,665	$2,078,986
Net income	95,906	--	95,906
Operating leases paid by EPCO	52	--	52
Cash distributions to partners	(102,864)	--	(102,864)
Contributions from partners	24	--	24
Amortization of unit-based awards	343	--	343
Acquisition of treasury units by subsidiary,
net of minority interest amount of $637	(13)	--	(13)
Balance, June 30, 2008	$1,691,769	$380,665	$2,072,434

Distributions to Partners

Our quarterly cash distributions for 2008 are presented in the following table:

Cash Distribution History
	Distribution	Record	Payment
	per Unit	Date	Date
1st Quarter 2008	$ 0.425	Apr. 30, 2008	May 8, 2008
2nd Quarter 2008	$ 0.440	Jul. 31, 2008	Aug. 8, 2008

Note 13.  Related Party Transactions

The following table summarizes our revenue and expense transactions with related parties for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues from consolidated operations:
EPCO and affiliates	$1	$1	$3	$3
Energy Transfer Equity	90,293	42,608	313,392	42,608
Other unconsolidated affiliates	106,145	71,897	165,319	127,631
Total	$196,439	$114,506	$478,714	$170,242
Operating costs and expenses:
EPCO and affiliates	$110,777	$94,216	$228,576	$194,553
Energy Transfer Equity	29,095	5,771	77,919	5,771
Other unconsolidated affiliates	15,734	11,287	28,932	17,230
Total	$155,606	$111,274	$335,427	$217,554
General and administrative costs:
EPCO and affiliates	$21,764	$26,873	$48,387	$46,524
Other expense:
EPCO and affiliates	$--	$100	$274	$170

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

EPCO is a private company controlled by Dan L. Duncan, who is also a director and Chairman of EPE Holdings and EPGP.  At June 30, 2008, EPCO and its private company affiliates beneficially owned 107,972,268 (or 77.6%) of the Parent Company’s outstanding Units and 100% of its general partner, EPE Holdings.  In addition, at June 30, 2008, EPCO and its affiliates beneficially owned 149,167,842 (or 34.1%) of Enterprise Products Partners’ common units, including 13,454,498 common units owned by the Parent Company.  At June 30, 2008, EPCO and its affiliates beneficially owned 16,691,550 (or 17.6%) of TEPPCO’s common units, including the 4,400,000 common units owned by the Parent Company.  The Parent Company owns all of the membership interests of EPGP and TEPPCO GP.  The principal business activity of EPGP is to act as the sole managing partner of Enterprise Products Partners.  The principal business activity of TEPPCO GP is to act as the sole general partner of TEPPCO.  The executive officers and certain of the directors of EPGP, TEPPCO GP, and EPE Holdings are employees of EPCO.

The Parent Company, EPE Holdings, TEPPCO, TEPPCO GP, Enterprise Products Partners and EPGP are separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are separate from those of EPCO and its other affiliates.  EPCO and its private company subsidiaries depend on the cash distributions they receive from the Parent Company, TEPPCO, Enterprise Products Partners and other investments to fund their other operations and to meet their debt obligations.  EPCO and its affiliates received $214.3 million and $184.7 million in cash distributions from us during the six months ended June 30, 2008 and 2007, respectively.

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

Under the ASA, we reimburse EPCO for all costs and expenses it incurs in providing management, administrative and operating services for us, including compensation of employees (i.e., salaries, medical benefits and retirement benefits).  The ASA also addresses potential conflicts in business opportunities that may arise among parties to the agreement, including (i) Enterprise Products Partners and EPGP; (ii) Duncan Energy Partners and DEP GP; (iii) the Parent Company and EPE Holdings; and (iv) the

EPCO Group, which includes EPCO and its affiliates (but does not include the aforementioned entities and their controlled affiliates).

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

TEPPCO.  TEPPCO’s significant related party revenue and expense transactions with its unconsolidated affiliates consist of (i) management, rental and other revenues, (ii) transportation expense related to the transportation of crude oil on Seaway, (iii) transportation expense related to the transportation of refined products on Centennial and (iv) rental expense related to the lease of pipeline capacity on Centennial.

Energy Transfer Equity.  Enterprise Products Partners has a long-term sales contract with Titan Energy Partners, L.P. (“Titan”), a consolidated subsidiary of ETP.  Titan purchases substantially all of its propane requirements from Enterprise Products Partners.  The contract continues until March 31, 2010 and contains renewal and extension options.  Enterprise Products Partners and another subsidiary of ETP, Energy Transfer Company (“ETC OLP”), transport natural gas on each other’s systems and share operating expenses on certain pipelines.  ETC OLP also sells natural gas to Enterprise Products Partners.  See previous table for revenue and expense amounts recorded by Enterprise Products Partners in connection with Energy Transfer Equity.

Relationship with Duncan Energy Partners

In September 2006, Duncan Energy Partners, a consolidated subsidiary of Enterprise Products Partners, was formed to acquire, own, and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO.  On February 5, 2007, Duncan Energy Partners completed its initial public offering of 14,950,000 common units at $21.00 per unit, which generated net proceeds to Duncan Energy Partners of approximately $291.0 million.  As consideration for assets contributed and reimbursement for capital expenditures related to these assets, Duncan Energy Partners distributed $260.6 million of these net proceeds to Enterprise Products Partners (along with $198.9 million in borrowings under its credit facility and a final amount of 5,351,571 common units of Duncan Energy Partners).

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

EPCO and its affiliates, including Enterprise Products Partners and TEPPCO, may contribute or sell other equity interests and assets to Duncan Energy Partners.  EPCO and its affiliates have no obligation or commitment to make such contributions or sales to Duncan Energy Partners.

Relationship with Cenac

In connection with the Cenac acquisition (see Note 9), Cenac and affiliates became a related party of TEPPCO due to its ownership of TEPPCO common units (approximately 5.1% as of June 30, 2008).  TEPPCO entered into a transitional operating agreement with Cenac in which TEPPCO’s fleet of acquired tow boats and tank barges will continue to be operated by employees of Cenac for a period of up to two years following the acquisition.  Under this agreement, TEPPCO reimburses Cenac for personnel salaries and related employee benefit expenses, certain repairs and maintenance expenses and insurance premiums on its equipment, as well as payment for the monthly operating fee.  During the three and six months ended June 30, 2008, TEPPCO reimbursed Cenac for approximately $10.7 million and $18.5 million of such costs, respectively.

Note 14.  Earnings Per Unit

Basic and diluted earnings per unit is computed by dividing net income or loss allocated to limited partners by the weighted-average number of Units outstanding during a period, including Class B Units (see below).  The amount of net income allocated to limited partners is derived by subtracting, from net income or loss, our general partner’s share of such net income or loss.

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

The following table shows the allocation of net income to our general partner for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income	$49,367	$21,504	$95,916	$74,957
Multiplied by general partner ownership interest	0.01%	0.01%	0.01%	0.01%
General partner interest in net income	$5	$2	$10	$7

The following table shows the calculation of our limited partners’ interest in net income and basic and diluted earnings per unit.

	For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income before general partner interest	$49,367	$21,504	$95,916	$74,957
General partner interest in net income	(5)	(2)	(10)	(7)
Net income available to limited partners	$49,362	$21,502	$96,906	$74,950

BASIC AND DILUTED EARNINGS PER UNIT
Numerator
Net income before general partner interest	$49,367	$21,504	$95,916	$74,957
General partner interest in net income	(5)	(2)	(10)	(7)
Limited partners’ interest in net income	$49,362	$21,502	$95,906	$74,950
Denominator
Units	123,192	88,884	123,192	88,884
Class B Units	--	14,173	--	14,173
Total	123,192	103,057	123,192	103,057
Basic and diluted earnings per unit
Net income before general partner interest	$0.40	$0.21	$0.78	$0.73
General partner interest in net income	*	*	*	*
Limited partners’ interest in net income	$0.40	$0.21	$0.78	$0.73

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

Parent Company matters.  In February 2008, Joel A. Gerber, a purported unitholder of the Parent Company, filed a derivative complaint on behalf of the Parent Company in the Court of Chancery of the State of Delaware. The complaint names as defendants EPE Holdings; the Board of Directors of EPE Holdings; EPCO; and Dan L. Duncan and certain of his affiliates.  The Parent Company is named as a nominal defendant. The complaint alleges that the defendants, in breach of their fiduciary duties to the Parent Company and its unitholders, caused the Parent Company to purchase in May 2007 the TEPPCO GP membership interests and TEPPCO common units from Mr. Duncan’s affiliates at an unfair price. The complaint also alleges that Charles E. McMahen, Edwin E. Smith and Thurmon Andress, constituting the three members of EPE Holdings’ ACG Committee, cannot be considered independent because of their relationships with Mr. Duncan.  The complaint seeks relief (i) awarding damages for profits allegedly obtained by the defendants as a result of the alleged wrongdoings in the complaint and (ii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts.  Management believes this lawsuit is without merit and intends to vigorously defend against it. For information regarding our relationship with Mr. Duncan and his affiliates, see Note 13.

Enterprise Products Partners’ matters.  In February 2007, EPO received a letter from the Environment and Natural Resources Division (“ENRD”) of the U.S. Department of Justice (“DOJ”) related to an ammonia release in Kingman County, Kansas in October 2004 from a pressurized anhydrous ammonia pipeline owned by a third party, Magellan Ammonia Pipeline, L.P. (“Magellan”) and a previous release of ammonia in September 2004 from the same pipeline. EPO was the operator of this pipeline until July 1, 2008. The ENRD has indicated that it may pursue civil damages against EPO and Magellan as a result of these incidents.  Based on this correspondence from the ENRD, the statutory maximum amount of civil fines that could be assessed against EPO and Magellan is up to $17.4 million in the aggregate.  EPO is cooperating with the DOJ and is hopeful that an expeditious resolution of this civil matter acceptable to all parties will be reached in the near future.  Magellan has agreed to indemnify EPO for the civil matter.  At this time, we do not believe that a final resolution of the civil claims by the ENRD will have a material impact on Enterprise Products Partners’ consolidated financial position, cash flows or results of operations.

In October 2006, a rupture in the Magellan Ammonia Pipeline resulted in the release of ammonia near Clay Center, Kansas.  The pipeline has been repaired and environmental remediation tasks related to this incident have been completed.  At this time, we do not believe that this incident will have a material impact on Enterprise Products Partners’ financial position, results of operations or cash flows.

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

The Attorney General of Colorado on behalf of the Colorado Department of Public Health and Environment filed suit against Enterprise Products Partners and others in April 2008 in connection with the construction of a pipeline near Parachute, Colorado.  The State sought a temporary restraining order and an injunction to halt construction activities since it alleged that the defendants failed to install measures to minimize damage to the environment and to follow requirements for the pipeline’s stormwater permit and appropriate stormwater plan.  The State’s complaint also seeks penalties for the above alleged failures.  Defendants and the State agreed to certain stipulations that, among other things, require Enterprise Products Partners to install specified environmental protection measures in the disturbed pipeline right-of-way to comply with regulations.  Enterprise Products Partners has complied with the stipulations and the State has dismissed the portions of the compliant seeking the temporary restraining order and injunction.  The State has not yet assessed penalties and we are unable to predict the amount of penalties that may be assessed. At this time, we do not believe that this incident will have a material impact on our consolidated financial position, results of operations or cash flows.

TEPPCO matters. In September 2006, Peter Brinckerhoff, a purported unitholder of TEPPCO, filed a complaint in the Court of Chancery of New Castle County in the State of Delaware, in his individual capacity, as a putative class action on behalf of other unitholders of TEPPCO, and derivatively on behalf of TEPPCO, concerning, among other things, certain transactions involving TEPPCO and Enterprise Products Partners or its affiliates. In July 2007, Mr. Brinkerhoff filed an amended complaint.  The amended complaint names as defendants (i) TEPPCO, certain of its current and former directors, and certain of its affiliates; (ii) Enterprise Products Partners and certain of its affiliates; (iii) EPCO; and (iv) Dan L. Duncan.

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

Energy Transfer Equity matters.  In July 2007, ETP announced that it was under investigation by the Commodity Futures Trading Commission (“CFTC”) with respect to whether ETP engaged in manipulation or improper trading activities in the Houston Ship Channel market around the time of the hurricanes in the fall of 2005 and other prior periods in order to benefit financially from commodity financial instrument positions and from certain index-priced physical gas purchases in the Houston Ship Channel market.  In March 2008, ETP entered into a consent order with the CFTC.  Pursuant to this consent order, ETP agreed to pay the CFTC $10.0 million and the CFTC agreed to release ETP and its affiliates, directors and employees from all claims or causes of action asserted by the CFTC in this proceeding.  ETP neither admitted nor denied the allegations made by the CFTC in this proceeding. The settlement was paid in March 2008.

In July 2007, ETP announced that it was also under investigation by the Federal Energy Regulatory Commission (the “FERC”) for the same matters noted in the CFTC proceeding described above.  The FERC is also investigating certain of ETP’s intrastate transportation activities.  In July 2007, the FERC announced that it was taking preliminary action against ETP and proposed civil penalties of $97.5 million and disgorgement of profits, plus interest, of $70.1 million.  In October 2007, ETP filed a response with the FERC refuting the FERC’s claims as being fundamentally flawed and requested a dismissal of the FERC’s proceedings.  In February 2008, the FERC staff recommended an increase in the proposed civil penalties of $25.0 million and disgorgement of profits of $7.3 million. The total amount of civil penalties and disgorgement of profits sought by the FERC is approximately $200.0 million.  In March 2008, ETP responded to the FERC staff regarding the recommended increase in the proposed civil penalties.  In April 2008, the FERC staff filed an answer to ETP’s March 2008 pleading.  The FERC has not taken any actions related to the recommendations of its staff with respect to the proposed increase in civil penalties.  In May 2008, the FERC ordered hearings to be conducted by FERC administrative law judges with respect to the FERC’s intrastate transportation claims and market manipulation claims.  The hearing related to the intrastate transportation claims is scheduled to commence in December 2008 with the administrative law judge’s initial decision due in April 2009 and the hearing related to the market manipulation claims is scheduled to commence in April 2009 with the administrative law judge’s initial decision due in October 2009.  The FERC denied ETP’s request for dismissal of the proceeding and has ordered that, following completion of the hearings, the administrative law judge make recommendations with respect to whether ETP engaged in market manipulation in violation of the Natural Gas Act and FERC regulations, and, whether ETP violated the Natural Gas Policy Act (“NGPA”)and FERC regulations related to ETP’s intrastate transportation activities.  The FERC reserved for itself the issues of possible civil penalties, revocation of our blanket market certificate, method by which ETP would disgorge any unjust profits and whether any conditions should be placed on ETP’s NGPA Section 311 authorization.  Following the issuance of each of the adminstrative law judges’ initial decisions, the FERC would then issue an order with respect to each of these matters.  ETP management has stated that it expects that the FERC will require a payment in order to conclude these investigations on a negotiated settlement basis.

In addition to the CFTC and FERC, third parties have asserted claims, and may assert additional claims, against Energy Transfer Equity and ETP for damages related to the aforementioned matters.  Several natural gas producers and a natural gas marketing company have initiated legal proceedings against Energy Transfer Equity and ETP in Texas state courts for claims related to the FERC claims.  These suits contain contract and tort claims relating to the alleged manipulation of natural gas prices at the Houston Ship Channel and the Waha Hub in West Texas, as well as the natural gas price indices related to these markets and the Permian Basin natural gas price index during the period from December 2003 through December 2006, and seek unspecified direct, indirect, consequential and exemplary damages.  One of the suits against Energy Transfer Equity and ETP contains an additional allegation that the defendants transported natural gas in a manner that favored their affiliates and discriminated against the plaintiff, and otherwise artificially affected the market price of natural gas to other parties in the market.  ETP has also been served with a complaint from an owner of royalty interests in natural gas producing properties, individually and on behalf of a putative class of similarly situated royalty owners, working interest owners and producers/operators, seeking arbitration to recover damages based on alleged manipulation of natural gas prices at the Houston Ship Channel.  ETP filed an original action in Harris County, Texas seeking a stay of the arbitration on the grounds that the action is not arbitrable.  The claimants have agreed to a stay of the arbitration pending briefing on cross-motions for summary judgment in the state court proceeding.

Briefing and a hearing on these cross-motions is expected to be completed in August 2008.

A consolidated class action complaint has been filed against ETP and certain affiliates in the United States District Court for the Southern District of Texas. This action alleges that ETP engaged in intentional and unlawful manipulation of the price of natural gas futures and options contracts on the NYMEX in violation of the Commodity Exchange Act (“CEA”). It is further alleged that during the class period December 2003 to December 2005, ETP had the market power to manipulate index prices, and that ETP used this market power to artificially depress the index prices at major natural gas trading hubs, including the Houston Ship Channel, in order to benefit its natural gas physical and financial trading positions and intentionally submitted price and volume trade information to trade publications. This complaint also alleges that ETP also violated the CEA because ETP knowingly aided and abetted violations of the CEA. This action alleges that the unlawful depression of index prices by ETP manipulated the NYMEX prices for natural gas futures and options contracts to artificial levels during the period stipulated in the complaint, causing unspecified damages to the plaintiff and all other members of the putative class who purchased and/or sold natural gas futures and options contracts on the NYMEX during the period. This class action complaint consolidated two class actions which were pending against ETP.  Following the consolidation order, the plaintiffs who had filed these two earlier class actions filed a consolidated complaint.  They have requested certification of their suit as a class action, unspecified damages, court costs and other appropriate relief.  In January 2008, ETP filed a motion to dismiss this suit on the grounds of failure to allege facts sufficient to state a claim.  In March 2008, the plaintiffs filed a second consolidated class action complaint.  In response to this new pleading, ETP filed a motion to dismiss this complaint in May 2008.  In June 2008, the plaintiffs filed a response opposing ETP’s motion to dismiss.

In March 2008, another class action complaint was filed against ETP in the United States District Court for the Southern District of Texas.  This action alleges that ETP engaged in unlawful restraint of trade and intentional monopolization and attempted monopolization of the market for fixed-price natural gas baseload transactions at the Houston Ship Channel from December 2003 through December 2005 in violation of federal antitrust law.  The complaint further alleges that during this period ETP exerted monopolistic power to suppress the price of these transactions to non-competitive levels in order to benefit from its own physical natural gas positions.  The plaintiff has, individually and on behalf of all other similarly situated sellers of physical natural gas, requested certification of its suit as a class action and seeks unspecified treble damages, court costs and other appropriate relief.  In May 2008, ETP filed a motion to dismiss this complaint.

At this time, ETE is unable to predict the outcome of these matters; however, it is possible that the amount it becomes obliged to pay as a result of the final resolution of these matters, whether on a negotiated settlement basis or otherwise, will exceed the amount of its existing accrual related to these matters.

ETP disclosed in its quarterly report on Form 10-Q for the six months ended June 30, 2008 that its accrued amounts for contingencies and current litigation matters (excluding environmental matters) aggregated $20.4 million at June 30, 2008.  Since ETP’s accrual amounts are non-cash, any cash payment of an amount in resolution of these matters would likely be made from its operating cash flows or from borrowings. If these payments are substantial, ETP and, ultimately, our investee, Energy Transfer Equity, may experience a material adverse impact on their results of operations, cash available for distribution and liquidity.

Contractual Obligations

Scheduled Maturities of Long-Term Debt.  With the exception of the issuance of senior notes by TEPPCO and EPO and routine fluctuations in the balance of our consolidated revolving credit facilities, there have been no significant changes in our consolidated scheduled maturities of long-term debt since those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.  See Note 11 for additional information regarding the issuance of senior notes by TEPPCO in March 2008 and EPO in April 2008.

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

Lease and rental expense included in operating costs and expenses was $14.8 million and $18.1 million during the three months ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008 and 2007, lease and rental expense included in operating costs and expenses was $29.2 million and $32.7 million, respectively.  There have been no material changes in our operating lease commitments since December 31, 2007.

Purchase Obligations. There have been no material changes in our consolidated purchase obligations since December 31, 2007, except for commitments associated with a new long-term natural gas purchase agreement executed in May 2008 in connection with Enteprise Products Partners’ natural gas marketing activities.  Under this agreement, Enterprise Products Partners will purchase 30,000 MMbtus of natural gas per day extending through March 2013, at market-related prices at the time Enterprise Products Partners takes delivery of the volumes.  Our estimated future payment obligations under this agreement (based on market prices at June 30, 2008 applied to all future volume commitments) are $68.3 million in 2008, $135.5 million in each of the years 2009 through 2011, $135.8 million in 2012 and $33.4 million in 2013.  Actual future payments obligations will vary depending on market prices at the time of delivery.

Other Claims

As part of our normal business activities with joint venture partners and certain customers and suppliers, we occasionally have claims made against us as a result of disputes related to contractual agreements or similar arrangements.  As of June 30, 2008, claims against us totaled approximately $37.0 million.  These matters are in various stages of assessment and the ultimate outcome of such disputes cannot be reasonably estimated.  However, in our opinion, the likelihood of a material adverse outcome related to disputes against us is remote.  Accordingly, accruals for loss contingencies related to these matters, if any, that might result from the resolution of such disputes have not been reflected in our consolidated financial statements.

Note 16.  Significant Risks and Uncertainties – Weather-Related Risks

The following table summarizes the proceeds Enterprise Products Partners received from business interruption and property damage insurance claims with respect to certain named storms for the periods indicated:

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2007	2008 (1)	2007
Business interruption proceeds:
Hurricane Ivan	$--	$--	$377
Hurricane Katrina	13,199	501	13,199
Hurricane Rita	8,258	662	8,258
Other	--	--	996
Total proceeds	21,457	1,163	22,830
Property damage proceeds:
Hurricane Ivan	204	--	1,273
Hurricane Katrina	6,563	6,909	6,563
Hurricane Rita	--	2,678	--
Other	--	--	184
Total proceeds	6,767	9,587	8,020
Total	$28,224	$10,750	$30,850

(1) No such proceeds were received during the three months ended June 30, 2008.

At June 30, 2008, Enterprise Products Partners had $24.6 million of estimated property damage claims outstanding related to these storms that we believe are probable of collection through 2009.  To the extent we estimate the dollar value of such damages, please be aware that a change in our estimates may occur as additional information becomes available.

Note 17.  Supplemental Cash Flow Information

Third parties may be obligated to reimburse us for all or a portion of expenditures on certain of our capital projects.  The majority of such arrangements are associated with projects related to pipeline construction and production well tie-ins.  We received $19.1 million and $48.6 million as contributions in aid of our construction costs during the six months ended June 30, 2008 and 2007, respectively.

In March 2007, TEPPCO sold its 49.5% ownership interest in MB Storage and its 50% ownership interest in the general partner of MB Storage and other assets to a third party for $156.1 million in cash.  TEPPCO recognized a gain of $73.0 million related to the sale of these equity interests and assets.

The following table presents adjustments to operating account balances necessary to reconcile net income to net cash flow provided by operating activities (i.e. the net effect of changes in operating assets and liabilities). These amounts are not intended to represent the change in the underlying operating accounts during the periods presented.

	For the Six Months
	Ended June 30,
	2008	2007
Decrease (increase) in:
Accounts and notes receivable	$(1,182,125)	$(267,679)
Inventories	(151,654)	(31,960)
Prepaid and other current assets	(48,980)	(52,386)
Other assets	(8,471)	(5,222)
Increase (decrease) in:
Accounts payable	81,958	(692)
Accrued product payables	1,065,213	287,396
Accrued expenses	14,717	101,160
Accrued interest	2,609	15,155
Other current liabilities	(4,191)	(38,755)
Other long-term liabilities	(1,323)	(1,728)
Net effect of changes in operating accounts	$(232,247)	$5,289

We determine net cash provided by operating activities using the indirect method, which adjusts net income for items that did not affect cash.  Under GAAP, we use the accrual basis of accounting to determine net income.  This basis of accounting requires that we record revenue when earned and expenses when incurred.  Earned revenues may include credit sales that have not been collected in cash and expenses incurred that may not have been paid in cash.   The extent to which changes in operating accounts influence net cash provided by operating activities generally depends on the following:

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

The following table presents the components of the line item titled “Other” on our Unaudited Condensed Statements of Consolidated Cash Flows for the periods indicated.

	For the Six Months
	Ended June 30,
	2008	2007
Loss on early extinguishment of debt of TEPPCO	$8,688	$--
Effect of pension settlement recognition	(114)	--
Write off of unamortized debt issuance costs	--	566
Changes in value of financial instruments	8,434	(302)
Total other non-cash	$17,008	$264

In January 2008, TEPPCO incurred $8.7 million of interest expense upon redemption of its 7.51% TE Products Senior Notes.  Of the $8.7 million of expense, $6.6 million was a make-whole premium paid upon redemption of the senior notes and $2.1 million represented the write-off of unamortized debt issuance costs and deferred losses on related financial instruments.

Note 18.  Supplemental Parent Company Financial Information

In order to fully understand the financial condition and results of operations of the Parent Company, we are providing the standalone financial information of Enterprise GP Holdings apart from that of our consolidated partnership financial information.

The Parent Company has no operations apart from its investing activities and indirectly overseeing the management of the entities controlled by it.  At June 30, 2008, the Parent Company had investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners.  The Parent Company controls Enterprise Products Partners and TEPPCO through its ownership of EPGP and TEPPCO GP, respectively.  The Parent Company owns non-controlling partnership and membership interests in Energy Transfer Equity and LE GP, respectively.

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

EPGP’s percentage interest in Enterprise Products Partners’ quarterly cash distributions is increased through its ownership of the associated IDRs, after certain specified target levels of distribution rates are met by Enterprise Products Partners. EPGP’s quarterly general partner and associated incentive distribution thresholds are as follows:

▪	2% of quarterly cash distributions up to $0.253 per unit paid by Enterprise Products Partners;

▪	15% of quarterly cash distributions from $0.253 per unit up to $0.3085 per unit paid by Enterprise Products Partners; and

▪	25% of quarterly cash distributions that exceed $0.3085 per unit paid by Enterprise Products Partners.

The following table summarizes the distributions received by EPGP from Enterprise Products Partners for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
From 2% general partner interest	$4,514	$4,197	$8,955	$8,323
From incentive distribution rights	30,916	26,311	60,767	51,570
Total	$35,430	$30,508	$69,722	$59,893

TEPPCO and TEPPCO GP

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

The inclusion of TEPPCO and TEPPCO GP in the Parent Company’s financial statements was effective January 1, 2005 because an affiliate of EPCO under common control with the Parent Company originally acquired ownership interests in TEPPCO GP in February 2005.  The Parent Company’s financial statements reflect investments in TEPPCO and TEPPCO GP as follows:

▪
Ownership of 100% of the membership interests in TEPPCO GP and associated TEPPCO IDRs for all periods presented. TEPPCO GP is entitled to 2% of the quarterly cash distributions paid by TEPPCO and its percentage interest in TEPPCO’s quarterly cash distributions is increased through its ownership of the associated TEPPCO IDRs, after certain specified target levels of distribution rates are met by TEPPCO.  Currently, TEPPCO GP’s quarterly general partner and associated incentive distribution thresholds are as follows:

▪	2% of quarterly cash distributions up to $0.275 per unit paid by TEPPCO;

▪	15% of quarterly cash distributions from $0.275 per unit up to $0.325 per unit paid by TEPPCO; and

▪	25% of quarterly cash distributions that exceed $0.325 per unit paid by TEPPCO.

▪	Ownership of 4,400,000 common units of TEPPCO since the date of issuance to affiliates of EPCO in December 2006.

The following table summarizes the distributions received by TEPPCO GP from TEPPCO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
From 2% general partner interest	$1,374	$1,255	$2,649	$2,492
From incentive distribution rights	12,163	10,815	23,272	21,349
Total	$13,537	$12,070	$25,921	$23,841

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

As disclosed in the Form 10-Q of Energy Transfer Equity for the six months ended June 30, 2008, the total amount of distributions Energy Transfer Equity received from ETP was $287.3 million, which consisted of $124.6 million from limited partner interests; $9.1 million from general partner interests and $153.6 million from the ETP IDRs.  Energy Transfer Equity declared $221.3 million in distributions to its partners during the six months ended June 30, 2008.

Parent Company Cash Flows Information

The following table presents the Parent Company’s cash flow information for the periods indicated:

	For the Six Months
	Ended June 30,
	2008	2007
Operating activities:
Net income	$95,916	$74,957
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Amortization	194	1,017
Equity earnings	(134,174)	(101,151)
Cash distributions from investees	152,153	100,317
Net effect of changes in operating accounts	(4,456)	10,857
Net cash flows provided by operating activities	109,633	85,997
Investing activities:
Investments	(675)	(1,650,010)
Cash used in investing activities	(675)	(1,650,010)
Financing activities:
Borrowing under debt agreements	38,000	1,820,194
Repayments of debt	(45,000)	(158,000)
Contribution from partners	24	100
Debt issuance costs	(58)	(5,250)
Cash distributions paid by Parent Company	(102,875)	(63,558)
Cash distributions paid by former owners of TEPPCO interests	--	(29,760)
Cash provided by (used in) financing activities	(109,909)	1,563,726
Net change in cash and cash equivalents	(951)	(287)
Cash and cash equivalents, January 1	1,656	783
Cash and cash equivalents, June 30	$705	$496

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

The following table details the components of cash distributions received from investees and cash distributions paid by the Parent Company for the periods indicated:

	For the Six Months
	Ended June 30,
	2008	2007
Cash distributions from investees: (1)
Investment in Enterprise Products Partners and EPGP:
From 13,454,498 common units of Enterprise Products Partners	$13,555	$12,681
From 2% general partner interest in Enterprise Products Partners	8,955	8,323
From general partner incentive distribution rights in distributions of
Enterprise Products Partners	58,718	49,488
Investment in TEPPCO and TEPPCO GP:
From 4,400,000 common units of TEPPCO	6,182	5,984
From 2% general partner interest in TEPPCO	2,649	2,492
From general partner incentive distribution rights in distributions of TEPPCO	23,272	21,349
Investment in Energy Transfer Equity and LE GP: (2)
From 38,976,090 common units of Energy Transfer Equity	38,586	--
From 34.9% member interest in LE GP	236	--
Total cash distributions received	$152,153	$100,317

Distributions by the Parent Company:
EPCO and affiliates	$76,448	$55,128
Public	26,417	8,424
General partner interest	10	6
Total distributions by the Parent Company	$102,875	$63,558

Distributions paid to affiliates of EPCO that were the former owners of the TEPPCO and TEPPCO GP interests contributed
to the Parent Company in May 2007 (3)	$--	$29,760

(1)   Represents cash distributions received during each reporting period.
(2)   The Parent Company received its first cash distribution from Energy Transfer Equity and LE GP in July 2007.
(3)   Represents cash distributions paid to affiliates of EPCO that were former owners of these partnership and membership interests prior to the contribution of such interests to the Parent Company in May 2007.

Parent Company Balance Sheet Information

The following table presents the Parent Company’s balance sheet information at the dates indicated:

	June 30,	December 31,
	2008	2007
ASSETS
Current assets	$2,776	$6,444
Investments:
Enterprise Products Partners and EPGP	826,787	823,168
TEPPCO and TEPPCO GP	726,506	734,891
Energy Transfer Equity and LE GP	1,606,480	1,619,097
Total investments	3,159,773	3,177,156
Other assets	9,092	9,974
Total assets	$3,171,641	$3,193,574

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	$18,078	$20,208
Long term debt (see Note 11)	1,083,000	1,090,000
Other long- term liabilities	5,355	9,967
Partners’ equity	2,065,208	2,073,399
Total liabilities and partners’ equity	$3,171,641	$3,193,574

To the extent that the Parent Company’s investments in Enterprise Products Partners, EPGP, TEPPCO and TEPPCO GP are equal to the underlying capital accounts of the Parent Company in each entity, the investment amounts are eliminated in the process of preparing our general purpose consolidated financial statements.

At June 30, 2008, the Parent Company’s aggregate investment in TEPPCO and TEPPCO GP included $809.9 million of excess cost amounts consisting of $606.9 million attributed to IDRs (an indefinite-life intangible asset), $197.6 million of goodwill, $0.4 million of customer relations for intangible assets and $5.0 million attributed to fixed assets.  These excess cost amounts have been reclassified to the appropriate balance sheet line items in preparing our general purpose consolidated financial statements.

Debt principal outstanding at June 30, 2008 and December 31, 2007 includes $1.08 billion that is primarily attributable to the acquisition of ownership interests in Energy Transfer Equity and LE GP.

Parent Company Income Information

The following table presents the Parent Company’s income information for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Equity earnings:
Enterprise Products Partners and EPGP (1)	$42,624	$31,935	$84,132	$61,596
TEPPCO and TEPPCO GP (2)	9,759	9,554	22,887	36,781
Energy Transfer Equity and LE GP	15,122	2,774	27,155	2,774
Total equity earnings	67,505	44,263	134,174	101,151
General and administrative costs	1,597	630	3,778	1,529
Operating income	65,908	43,633	130,396	99,622
Other income (expense):
Interest expense	(16,551)	(22,162)	(34,507)	(24,718)
Interest income	10	33	27	53
Total	(16,541)	(22,129)	(34,480)	(24,665)
Net income	$49,367	$21,504	$95,916	$74,957

(1)   The increase in equity earnings from Enterprise Products Partners and EPGP in current year periods relative to prior year periods is due to an increase in Enterprise Products Partners’ net income during 2008.
(2)   The decrease in equity earnings from TEPPCO and TEPPCO GP during the six months ended June 30, 2008 compared  to the same period in 2007 is due to a decrease in TEPPCO’s net income for the six months ended June 30, 2008, which was influenced by an approximate $60.0 million gain on the sale of an equity investment in the first quarter of 2007.

Note 19.  Subsequent Events

Acquisition of Remaining Interest in Dixie

In August 2008, Enterprise Products Partners acquired the remaining 25.8% ownership interests in Dixie and a related terminals and storage company.  Following this transaction, Enterprise Products Partners owns 100% of Dixie, which owns a 1,300-mile pipeline system that delivers propane to customers along the U.S. Gulf Coast and southeastern United States.

Amendments to certain Employee Partnership agreements

In July 2008, EPE Unit I, EPE Unit II and EPE Unit III each entered into a second amendment to agreement of limited partnership (“Second Amendment”).  The Second Amendments for EPE Unit I and EPE Unit II provide for the reduction of the rate at which the Class A Limited Partner, DFI, earns a preferred return on its investment in EPE Unit I and EPE Unit II (“Class A Preference Return Rate”).  The Class A Preference Return Rate in each of these two limited partnership agreements was reduced from 6.25% to a floating preference rate to be determined by EPCO, in its sole discretion, that will be between 4.50% and 5.725% per annum.  The Second Amendment for EPE Unit I and EPE Unit II also provides that the liquidation date for these partnerships be extended to November 2012 and February 2014, respectively.  The Second Amendment for EPE Unit III extends the liquidation date to May 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three and six months ended June 30, 2008 and 2007

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and Notes included under Item 1 of this Quarterly Report on Form 10-Q and with the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Our discussion and analysis includes the following:

▪	Cautionary Note Regarding Forward-Looking Statements.

▪	Significant Relationships Referenced in this Discussion and Analysis.

▪	Overview of Business.

▪	Basis of Presentation.

▪	Results of Operations – Discusses material period-to-period variances in our Unaudited Condensed Statements of Consolidated Operations.

▪	Liquidity and Capital Resources – Addresses available sources of liquidity and capital resources and includes a discussion of our capital spending program.

▪	Critical Accounting Policies and Estimates.

▪	Other Items – Includes information related to contractual obligations, off-balance sheet arrangements, related party transactions, recent accounting pronouncements and similar disclosures.

As generally used in the energy industry and in this discussion, the identified terms have the following meanings:

/d	= per day
Bbtus	= billion British thermal units
Bcf	= billion cubic feet
MBPD	= thousand barrels per day
MMBbls	= million barrels
MMBtus	= million British thermal units
MMcf	= million cubic feet
Mcf	= thousand cubic feet

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Cautionary Note Regarding Forward-Looking Statements

This discussion contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “could,” “believe,” “may” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements.  Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A of this Quarterly Report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.

Significant Relationships Referenced in this Discussion and Analysis

References to “we,” “us,” “our” or “the Partnership” are intended to mean the business and operations of Enterprise GP Holdings L.P. and its consolidated subsidiaries.

References to “Parent Company” mean Enterprise GP Holdings L.P., individually as the Parent Company, and not on a consolidated basis.

References to “EPE Holdings” mean EPE Holdings, LLC, which is the general partner of the Parent Company.

References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.” Enterprise Products Partners has no business activities outside those conducted by its operating subsidiary, Enterprise Products Operating LLC (“EPO”).  References to “EPGP” refer to Enterprise Products GP, LLC, which is the general partner of Enterprise Products Partners.  The Parent Company owns EPGP.

References to “Duncan Energy Partners” mean Duncan Energy Partners L.P., which is a consolidated subsidiary of EPO.  Duncan Energy Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.”

References to “TEPPCO” mean TEPPCO Partners, L.P., the common units of which are listed on the NYSE under the ticker symbol “TPP.”  References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO.  The Parent Company owns TEPPCO GP.

References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”). Energy Transfer Equity is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “ETE.” The general partner of Energy Transfer Equity is LE GP, LLC (“LE GP”).  The Parent Company has non-controlling interests in both Energy Transfer Equity and LE GP that it accounts for using the equity method of accounting.

References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”), EPE Unit III, L.P. (“EPE Unit III”) and Enterprise Unit L.P. (“Enterprise Unit”), collectively, which are private company affiliates of EPCO, Inc.

References to “EPCO” mean EPCO, Inc. and its private company affiliates, which are related parties to all of the foregoing named entities.  Dan L. Duncan is the Group Co-Chairman and controlling shareholder of EPCO.

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

The Parent Company is owned 99.99% by its limited partners and 0.01% by its general partner, EPE Holdings.  EPE Holdings is a wholly owned subsidiary of Dan Duncan, LLC, the membership interests of which are owned by Dan L. Duncan.   The Parent Company has no operations apart from its investing activities and indirectly overseeing the management of the entities controlled by it.  At June 30, 2008, the Parent Company had investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners.

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

Each of the respective general partners of Enterprise Products Partners, TEPPCO and Energy Transfer Equity has a separate operating management and board of directors, with at least three independent directors.  We control Enterprise Products Partners and TEPPCO through our ownership of their respective general partners.  We do not control Energy Transfer Equity or its general partner.

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

The following table summarizes our financial information by business segment for the periods indicated (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues:
Investment in Enterprise Products Partners	$6,339,615	$4,212,806	$12,024,150	$7,535,660
Investment in TEPPCO	4,240,654	2,095,999	7,107,408	4,131,151
Eliminations (1)	(41,663)	(14,535)	(86,594)	(32,266)
Total revenues	10,538,606	6,294,270	19,044,964	11,634,545
Costs and expenses:
Investment in Enterprise Products Partners	5,983,991	3,992,146	11,316,390	7,133,341
Investment in TEPPCO	4,153,792	2,021,599	6,907,713	3,953,204
Other, non-segment including Parent Company (2)	(38,927)	(12,488)	(78,674)	(21,345)
Total costs and expenses	10,098,856	6,001,257	18,145,429	11,065,200
Equity in earnings of unconsolidated affiliates:
Investment in Enterprise Products Partners	13,338	(7,311)	22,261	(2,087)
Investment in TEPPCO	592	(2,429)	(540)	(2,130)
Investment in Energy Transfer Equity (3)	15,122	2,774	27,155	2,774
Total equity in earnings of unconsolidated affiliates	29,052	(6,966)	48,876	(1,443)
Operating income:
Investment in Enterprise Products Partners	368,962	213,349	730,021	400,232
Investment in TEPPCO	87,454	71,971	199,155	175,817
Investment in Energy Transfer Equity	15,122	2,774	27,155	2,774
Other, non-segment including Parent Company	(2,736)	(2,047)	(7,920)	(10,921)
Total operating income	468,802	286,047	948,411	567,902
Interest expense	(145,395)	(116,222)	(293,920)	(204,347)
Provision for income taxes	(7,944)	1,652	(12,420)	(7,152)
Other income, net	1,390	3,879	2,875	66,296
Income before minority interest	316,853	175,356	644,946	422,699
Minority interest (4)	(267,486)	(153,852)	(549,030)	(347,742)
Net income	$49,367	$21,504	$95,916	$74,957

(1)   Represents the elimination of revenues between our business segments.
(2)   Represents the elimination of expenses between business segments. In addition, these amounts include general and administrative costs of the Parent Company. Such costs were $1.6 million and $0.6 million for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, such costs were $3.8 million and $1.5 million, respectively.
(3)   Represents equity earnings from the Parent Company’s investments in Energy Transfer Equity and LE GP, which were acquired in May 2007. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for information regarding these investments, including related excess cost amortization.
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

The following information is a detailed analysis of our operating income by business segment:

Comparison of Three Months Ended June 30, 2008 with Three Months Ended June 30, 2007

Investment in Enterprise Products Partners.  Segment revenues increased $2.13 billion quarter-to-quarter primarily due to higher energy commodity sales volumes and prices associated with Enterprise Products Partners’ marketing activities.  Revenues from this business segment also benefited from Enterprise Products Partners’ newly constructed assets, principally the Meeker and Pioneer natural gas processing plants.

Segment costs and expenses, which include operating expenses and general and administrative costs, increased $1.99 billion quarter-to-quarter.  The increase in costs and expenses is primarily due to (i) higher cost of sales associated with Enterprise Products Partners’ marketing activities, (ii) an increase in costs and expenses from Enterprise Products Partners natural gas processing plants due to higher volumes and energy commodity prices and (iii) higher consolidated costs and expenses attributable to newly constructed assets.  Segment general and administrative costs decreased $7.4 million quarter-to-quarter.

Changes in Enterprise Products Partners’ revenues and costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices.  The weighted-average indicative market price for NGLs was $1.70 per gallon during the second quarter of 2008 versus $1.13 per gallon during the second quarter of 2007.  Our determination of the weighted-average indicative market price for NGLs is based on U.S. Gulf Coast prices for such products at Mont Belvieu, Texas, which is the primary industry hub for domestic NGL production.  The market price of natural gas (as measured at Henry Hub) averaged $10.94 per MMBtu during the second quarter of 2008 versus $7.55 per MMBtu during the second quarter of 2007.

Total segment operating income increased $155.6 million quarter-to-quarter due to strength in the underlying performance of Enterprise Products Partners’ business lines.  Enterprise Products Partners operates in four primary business lines: NGL Pipelines & Services, Onshore Natural Gas Pipelines & Services, Offshore Pipelines & Services and Petrochemical Services.

Operating income attributable to NGL Pipelines & Services increased $107.9 million quarter-to-quarter primarily due to continued strong demand in 2008 for NGLs from the petrochemical and motor gasoline refining industries.  This factor led to higher NGL sales margins during the second quarter of 2008 relative to the second quarter of 2007.  Strong demand for NGLs also resulted in a quarter-to-quarter increase in volumes of natural gas processed under fee-based contracts, higher equity NGL production and higher NGL throughput volumes at certain of Enterprise Products Partners’ pipelines and fractionation facilities.

Operating income attributable to Onshore Natural Gas Pipelines & Services increased $39.5 million quarter-to-quarter primarily due to (i) higher revenues from Enterprise Products Partners’ San Juan Gathering System, (ii) increased transportation volumes and fees on Enterprise Products Partners’ Texas Intrastate System and (iii) higher natural gas sales margins.  Operating income attributable to Offshore Pipelines & Services increased $0.1 million quarter-to-quarter despite significant downtime and $14.2 million of repair costs associated with Enterprise Products Partners’ Independence Trail pipeline during the second quarter of 2008.  Operating income attributable to Petrochemical Services increased $8.0 million quarter-to-quarter primarily due to improved results from Enterprise Products Partners’ butane isomerization business, which benefited from strong demand for high-purity isobutane and higher NGL prices in the second quarter of 2008 relative to the second quarter of 2007.

Investment in TEPPCO. Segment revenues increased $2.14 billion quarter-to-quarter primarily due to higher crude oil prices and petroleum products sales volumes and higher pipeline throughput volumes during the second quarter of 2008 relative to the second quarter of 2007.  These factors contributed to higher revenues associated with TEPPCO’s crude oil marketing activities and pipeline operations.   Also, the second quarter of 2008 includes revenues from TEPPCO’s recently acquired Marine Services business line.

Segment costs and expenses increased $2.13 billion quarter-to-quarter.  The increase in costs and expenses for this business segment is primarily due to higher cost of sales associated with TEPPCO’s marketing activities.  The cost of sales of its petroleum products increased quarter-to-quarter as a result of higher crude oil prices and sales volumes.  Segment general and administrative costs increased primarily due to expenses associated with the Marine Services business line.

Changes in TEPPCO’s revenues and costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices.  The market price of crude oil (as measured on the New York Mercantile Exchange (“NYMEX”)) averaged $123.80 per barrel during the second quarter of 2008 compared to an average of $65.02 per barrel during the second quarter of 2007 – a 90% increase.

Segment operating income increased $15.5 million quarter-to-quarter primarily due to the underlying results of TEPPCO’s four primary business lines:  Downstream, Upstream, Midstream and Marine Services.  Segment operating income for the second quarter of 2008 included $8.7 million attributable to TEPPCO’s Marine Services business line.  TEPPCO entered the marine services business upon the completion of a business combination during February 2008.

Operating income attributable to Upstream increased $7.6 million quarter-to-quarter primarily due to higher pipeline throughput volumes.  Operating income attributable to the Midstream business line increased $4.3 million quarter-to-quarter primarily due to earnings growth from expansions on the Jonah system.  Expansion projects on the Jonah system have increased capacity and reduced operating pressures contributing to an increase in natural gas gathering volumes quarter-to-quarter.  Operating income attributable to Downstream decreased $5.0 million quarter-to-quarter primarily due to expenses associated with storage tank maintenance requirements in 2008.

Investment in Energy Transfer Equity.  Segment operating income was $15.1 million for the second quarter of 2008 compared to $2.8 million for the second quarter of 2007.  This segment reflects the Parent Company’s non-controlling ownership interests in Energy Transfer Equity and its general partner, LE GP, both of which are accounted for using the equity method.  In May 2007, the Parent Company paid $1.65 billion to acquire approximately 17.5% of the common units of Energy Transfer Equity, or 38,976,090 units, and approximately 34.9% of the membership interests of LE GP.

Total segment operating income increased $12.3 million quarter-to-quarter primarily due to improved results from ETP’s Midstream and Intrastate Transportation and Storage businesses.  In addition, our equity earnings from Energy Transfer Equity for the second quarter of 2008 reflect three months of earnings whereas the second quarter of 2007 reflects only two months of earnings.  Equity earnings from these investments are derived from financial statements published in the SEC filings of Energy Transfer Equity.

Comparison of Six Months Ended June 30, 2008 with Six Months Ended June 30, 2007

Investment in Enterprise Products Partners.  Segment revenues increased $4.49 billion period-to-period primarily due to higher energy commodity sales volumes and prices associated with Enterprise Products Partners’ marketing activities.  Revenues from this business segment also benefited from Enterprise Products Partners’ newly constructed assets, principally the Meeker and Pioneer natural gas processing plants and the Independence Hub and Trail projects.

Segment costs and expenses, which include operating expenses and general and administrative costs, increased $4.18 billion period-to-period.  The increase in costs and expenses is primarily due to (i) higher cost of sales associated with Enterprise Products Partners’ marketing activities, (ii) an increase in costs and expenses from Enterprise Products Partners natural gas processing plants due to higher volumes and energy commodity prices and (iii) higher consolidated costs and expenses attributable to newly constructed assets.  Segment general and administrative costs decreased $2.8 million period-to-period.

Changes in Enterprise Products Partners’ revenues and costs and expenses period-to-period are explained in part by changes in energy commodity prices.  The weighted-average indicative market price for NGLs was $1.60 per gallon during the first six months of 2008 versus $1.04 per gallon during the first six months of 2007. The Henry Hub market price of natural gas averaged $9.49 per MMBtu during the first six months of 2008 versus $7.16 per MMBtu during the first six months of 2007.

Total segment operating income increased $329.8 million period-to-period due to strength in the underlying performance of Enterprise Products Partners’ business lines.

Operating income attributable to NGL Pipelines & Services increased $195.4 million period-to-period primarily due to strong demand for NGLs from the petrochemical and motor gasoline refining industries during the first six months of 2008 as well as a return to normal winter weather in the midwestern United States.  These factors lead to higher NGL sales margins during the first six months of 2008 relative to the first six months of 2007.  Strong demand for NGLs also resulted in a period-to-period increase in volumes of natural gas processed under fee-based contracts, higher equity NGL production and higher NGL throughput volumes at certain of Enterprise Products Partners’ pipelines and fractionation facilities.

Operating income attributable to Onshore Natural Gas Pipelines & Services increased $70.5 million period-to-period primarily due to (i) higher revenues from Enterprise Products Partners’ San Juan Gathering System, (ii) increased transportation volumes and fees on its Texas Intrastate System, (iii) and higher natural gas sales margins.  Operating income attributable to Offshore Pipelines & Services increased $53.5 million period-to-period primarily due to Enterprise Products Partners’ Independence Hub and Trail projects, despite significant downtime and expenses associated with a repair project during the second quarter of 2008.  The Independence Hub platform and Trail pipeline received first production during July 2007.  Operating income attributable to Petrochemical Services increased $10.3 million period-to-period primarily due to improved results from Enterprise Products Partners’ butane isomerization business, which benefited from strong demand for high-purity isobutane and higher NGL prices in the first six months of 2008 relative to the first six months of 2007.

Investment in TEPPCO. Segment revenues increased $2.98 billion period-to-period primarily due to higher crude oil prices and petroleum products sales volumes and higher pipeline throughput volumes during the first six months of 2008 relative to the first six months of 2007.  These factors contributed to higher revenues associated with TEPPCO’s crude oil marketing activities and pipeline operations.   Also, the 2008 period includes revenues from TEPPCO’s recently acquired Marine Services business line.

Segment costs and expenses increased $2.95 billion period-to-period.  The increase in costs and expenses for this business segment is primarily due to higher cost of sales associated with TEPPCO’s marketing activities.  The cost of sales of its petroleum products increased period-to-period as a result of higher crude oil prices and sales volumes.  Segment general and administrative costs increased primarily due to expenses associated with the Marine Services business line.

Changes in TEPPCO’s revenues and costs and expenses period-to-period are explained in part by changes in energy commodity prices.  The market price of crude oil (as measured on the NYMEX) averaged $110.81 per barrel during the first six months of 2008 compared to an average of $61.65 per barrel during the first six months of 2007 – an 80% increase.

Segment operating income increased $23.3 million period-to-period primarily due to the underlying results of TEPPCO’s four primary business lines.  Segment operating income for the first six months of 2008 includes $15.2 million attributable to TEPPCO’s Marine Services business line, which TEPPCO entered upon the completion of a business combination during February 2008.

Operating income attributable to Upstream increased $15.9 million period-to-period primarily due to higher pipeline throughput volumes.  Operating income attributable to the Midstream business line increased $17.4 million period-to-period primarily due to earnings growth from expansions on the Jonah system.  Expansion projects on the Jonah system have increased capacity and reduced operating pressures contributing to an increase in natural gas gathering volumes period-to-period.  Operating income attributable to Downstream decreased $25.3 million period-to-period primarily due to a gain that TEPPCO recorded in connection with its sale of assets to a third-party during the first quarter of 2007.

Investment in Energy Transfer Equity.  Segment operating income was $27.2 million for the first six months of 2008 compared to $2.8 million for the first six months of 2007.  This segment reflects the Parent Company’s non-controlling ownership interests in Energy Transfer Equity and its general partner, LE GP, both of which are accounted for using the equity method.  In May 2007, the Parent Company paid $1.65 billion to acquire approximately 17.5% of the common units of Energy Transfer Equity, or 38,976,090 units, and approximately 34.9% of the membership interests of LE GP.

Total segment operating income increased $24.4 million period-to-period primarily as a result of our acquisition of interests in Energy Transfer Equity and LE GP in May 2007.  Our equity earnings from Energy Transfer Equity for the first six months of 2008 reflect six months of earnings whereas the first six months of 2007 reflects only two months of earnings.  Equity earnings from these investments are derived from financial statements published in the SEC filings of Energy Transfer Equity.  Our equity earnings from these investments were reduced by $16.0 million and $6.7 million of excess cost amortization for the first six months of 2008 and 2007, respectively.

Interest Expense

The following table presents the components of interest expense as presented in our Unaudited Condensed Statements of Consolidated Operations for the periods indicated (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Interest expense attributable to:
Consolidated debt obligations of Enterprise Products Partners	$95,809	$71,275	$187,755	$134,633
Consolidated debt obligations of TEPPCO	33,035	22,785	71,658	44,996
Parent Company debt obligations	16,551	22,162	34,507	24,718
Total interest expense	$145,395	$116,222	$293,920	$204,347

Interest expense for Enterprise Products Partners and TEPPCO increased in the current year periods relative to the prior year periods primarily due to borrowings made in connection with their respective capital spending programs.  In addition, TEPPCO’s interest expense for the six months ended June 30, 2008 includes $8.7 million for losses it recognized on the early extinguishment of debt during the first quarter of 2008.  See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for information regarding our consolidated debt obligations, which include the consolidated debt obligations of Enterprise Products Partners and TEPPCO.

The Parent Company’s interest expense decreased during the three months ended June 30, 2008 relative to that recorded during the same period in 2007 primarily to lower interest rates.  The weighted-average interest rate paid by the Parent Company during the second quarter of 2008 was 4.90% compared to 7.05% for the second quarter of 2007. The Parent Company’s interest expense increased during the six months ended June 30, 2008 relative to that recorded during the same period in 2007 as a result of borrowings it made during May 2007 in connection with the acquisition of ownership interests in Energy Transfer Equity and LE GP, offset by lower interest rates during 2008.

Other Income, Net

On March 1, 2007, TEPPCO sold its 49.5% ownership interest in Mont Belvieu Storage Partners, L.P. (“MB Storage”) and its 50% ownership interest in Mont Belvieu Venture, LLC (the general partner of MB Storage) to Louis Dreyfus Energy Services L.P. for approximately $137.6 million in cash. TEPPCO recognized a gain of approximately $60.0 million related to its sale of these equity interests, which is included in our other income.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Limited partners of Enterprise Products Partners (1)	$220,690	$110,004	$438,897	$192,408
Limited partners of Duncan Energy Partners (2)	4,766	3,283	9,119	6,114
Limited partners of TEPPCO (3)	37,860	38,109	88,786	143,933
Joint venture partners	4,170	2,456	12,228	5,287
Total	$267,486	$153,852	$549,030	$347,742

(1)   Minority interest expense attributable to this subsidiary increased in current year periods relative to prior year periods primarily due to an increase in Enterprise Products Partners’ operating income, partially offset by an increase in interest expense. In addition, the number of Enterprise Products Partners’ common units outstanding increased in current year periods relative to prior year periods.
(2)   Duncan Energy Partners completed its initial public offering in February 2007. The increase in minority interest expense in current year periods relative to prior year periods is primarily due to an increase in Duncan Energy Partners’ net income.
(3)   Minority interest expense attributable to this subsidiary decreased for the six months ended June 30, 2008 from that recorded during the six months ended June 30, 2007 primarily due to a decrease in TEPPCO’s net income. TEPPCO recognized an approximate $60.0 million gain on the sale of an equity investment in the first quarter of 2007.

Liquidity and Capital Resources

On a consolidated basis, our primary cash requirements, in addition to normal operating expenses and debt service, are for capital expenditures, business combinations and distributions to partners and minority interest holders. Enterprise Products Partners and TEPPCO expect to fund their short-term needs for amounts such as operating expenses and sustaining capital expenditures with operating cash flows and short-term revolving credit arrangements.  Capital expenditures for long-term needs resulting from business expansion projects and acquisitions are expected to be funded by a variety of sources (either separately or in combination), including cash flows from operating activities, borrowings under credit facilities, the issuance of additional equity and debt securities and proceeds from divestitures of ownership interests in assets to third parties. We expect to fund cash distributions to partners primarily with operating cash flows. Our debt service requirements are expected to be funded by operating cash flows and/or financing arrangements.

The following table summarizes key components of our Unaudited Condensed Statements of Consolidated Cash Flows for the periods indicated (dollars in thousands):
	For the Six Months
	Ended June 30,
	2008	2007
Net cash flows provided by operating activities:
EPGP and subsidiaries (1)	$694,259	$550,601
TEPPCO GP and subsidiaries (2)	163,463	198,969
Parent Company (3)	109,633	85,997
Eliminations and adjustments (4)	(144,957)	(107,758)
Net cash flows provided by operating activities	$822,398	$727,809
Cash used in investing activities:
EPGP and subsidiaries (1)	$(1,032,048)	$(1,387,188)
TEPPCO GP and subsidiaries (2)	(564,108)	(60,561)
Parent Company	(675)	(1,650,010)
Eliminations and adjustments	32,241	13,578
Cash used in investing activities	$(1,564,590)	$(3,084,181)
Cash provided by financing activities:
EPGP and subsidiaries (1)	$322,172	$877,724
TEPPCO GP and subsidiaries (2)	400,619	(138,493)
Parent Company	(109,909)	1,563,726
Eliminations and adjustments (4)	112,098	99,727
Cash provided by financing activities	$724,980	$2,402,684
Cash on hand at end of period (unrestricted):
EPGP and subsidiaries (1)	$24,092	$63,367
TEPPCO GP and subsidiaries (2)	37	5,349
Parent Company	705	496
Total	$24,834	$69,212

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

Net cash flows provided by operating activities are largely dependent on earnings from our consolidated businesses. As a result, these cash flows are exposed to certain risks.  We operate predominantly in the midstream energy industry.  We provide services for producers and consumers of natural gas, NGLs, LPGs, crude oil and certain petrochemical products.  The products that we process, store, transport or sell are principally used as fuel for residential, agricultural and commercial heating; feedstocks in petrochemical manufacturing; and in the production of motor gasoline.  Reduced demand for our services or products by industrial customers, whether because of a decline in general economic conditions, reduced demand for the end products made with our products, or increased competition from other service providers or producers due to pricing differences or other reasons, could have a negative impact on our earnings and operating cash flows.  See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1A of this Quarterly Report for information regarding our risk factors.

We use the indirect method to compute net cash flows provided by operating activities.  See Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for information regarding this method of presentation.

Cash used in investing activities primarily represents expenditures for additions to property, plant and equipment, business combinations and investments in unconsolidated affiliates.  Cash provided by (or used in) financing activities generally consists of borrowings and repayments of debt, distributions to partners and proceeds from the issuance of equity securities.

As a result of Enterprise Products Partners’ and TEPPCO’s growth objectives, we expect these entities to access debt and equity capital markets from time-to-time.  When required, we believe that Enterprise Products Partners and TEPPCO can obtain debt financing arrangements on reasonable terms.  Our total long-term debt balance was $11.40 billion and $9.51 billion at June 30, 2008 and December 31, 2007, respectively.  For detailed information regarding our debt obligations, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Enterprise Products Partners (including Duncan Energy Partners) and TEPPCO may issue additional equity or debt securities to assist in meeting their liquidity and capital spending requirements.  As of June 30, 2008, Enterprise Products Partners has a universal shelf registration statement on file with the SEC that allows it to issue an unlimited amount of debt and equity securities.  TEPPCO also has a universal shelf registration statement on file that would allow it to issue up to an additional $205.1 million of debt and equity securities, after taking into account securities issued under this shelf through June 30, 2008.  In March 2008, Duncan Energy Partners filed a universal shelf registration statement with the SEC that authorized its issuance of up to $1.00 billion in debt and equity securities.  Duncan Energy Partners has not issued any securities under this registration statement through June 30, 2008.

We forecast that Enterprise Products Partners’ capital spending for the remainder of 2008 (July 2008 through December 2008) will approximate $757.0 million.  In addition, we forecast that TEPPCO’s capital spending for the remainder of 2008 will be approximately $240.0 million.  These forecasts are based on Enterprise Products Partners’ and TEPPCO’s announced strategic operating and growth plans.  These plans are dependent upon each entity’s ability to obtain the required funds from its operating cash flows or other means, including borrowings under debt agreements, the issuance of debt and equity securities and/or the divestiture of assets.  Such forecasts may change due to factors beyond our control, such as weather-related issues, changes in supplier prices or adverse economic conditions.  Furthermore, such forecasts may change as a result of decisions made by management at a later date, which may include unexpected acquisitions, decisions to take on additional partners and changes in the timing of expenditures. The success of Enterprise Products Partners or TEPPCO in raising capital, including the formation of joint ventures to share costs and risks, continues to be a principal factor that determines how much each entity can spend in connection with their respective capital programs.

EPO’s publicly traded debt securities were rated investment-grade as of August 1, 2008. Moody’s Investor Service (“Moody’s”) assigned a rating of Baa3 and Standard & Poor’s and Fitch Ratings each assigned a rating of BBB-. The publicly traded debt securities of TEPPCO were also rated as investment-grade as of August 1, 2008.  These debt securities are rated BBB- by Standard & Poor’s and Fitch Ratings and Baa3 by Moody’s.

The Parent Company’s credit facilities are rated Ba2, BB and BB- by Moody’s, Fitch Ratings and Standard & Poor’s, respectively.  Recently, there has been limited access to the institutional leveraged loan market for companies with similar ratings to those of the Parent Company.  At this time, we are unable to estimate when these market conditions will improve.

We believe that the combination of ready access to debt and equity capital markets, sufficient trade credit to operate their underlying businesses and the maintenance of investment grade credit ratings provide Enterprise Products Partners and TEPPCO with a solid foundation to meet their long and short-term liquidity and capital resource requirements.  We believe that the Parent Company has adequate liquidity under its credit facility to fund recurring operating activities.

EPGP and Subsidiaries

At June 30, 2008, EPGP and its consolidated subsidiaries (primarily Enterprise Products Partners) had $24.1 million of unrestricted cash on hand.  At June 30, 2008, approximately $1.28 billion of credit was available under EPO’s revolving credit facility.  The principal amount of Enterprise Products Partners’

consolidated debt obligations totaled $7.75 billion at June 30, 2008.  The following information highlights significant changes in the operating, investing and financing cash flows for EPGP and its consolidated subsidiaries.

Comparison of Six Months Ended June 30, 2008 with Six Months Ended June 30, 2007

Operating Activities. Net cash flow provided by operating activities was $694.3 million for the six months ended June 30, 2008 compared to $550.6 million for the six months ended June 30, 2007.  The $143.7 million increase in operating cash flows is primarily due to an increase in net cash flows from consolidated businesses (excluding cash payments for interest) period-to-period resulting from an increase in operating income attributable to our Investment in Enterprise Products Partners segment between the two six-month periods (see “Results of Operations” discussion within this Item 2) adjusted for the timing of related cash receipts and disbursements.  In addition, cash payments for interest increased period-to-period primarily due to increased borrowings by Enterprise Products Partners to finance its capital spending program.

Investing Activities.  Cash used in investing activities was $1.03 billion for the six months ended June 30, 2008 compared to $1.39 billion for the six months ended June 30, 2007.  The $355.1 million period-to-period decrease was primarily due to a $70.7 million decrease in restricted cash (a cash inflow) due to a reduction in margin account requirements and the release of proceeds held in connection with the Petal GO Zone bonds and a $282.0 million decrease in cash outlays for investments in unconsolidated affiliates.  During the second quarter of 2007, Enterprise Products Partners contributed $216.5 million to an unconsolidated affiliate, Cameron Highway Oil Pipeline Company (“Cameron Highway”).  In return Cameron Highway used these funds, along with an equal contribution from the other 50% joint venture partner in Cameron Highway, to repay its $430.0 million in outstanding debt.  Capital spending for property, plant and equipment, net of contributions in aid of construction costs, decreased by $7.3 million period-to-period.

Enterprise Products Partners’ restricted cash balance increased from none at June 30, 2008 to $191.2 million as of August 5, 2008 in order to meet commodity exchange deposit requirements and a negative change in the fair value of its commodity positions.  See Item 3 of this Quarterly Report on Form 10-Q for information regarding Enterprise Products Partners’ commodity risk hedging program.

Financing Activities.  Cash provided by financing activities was $322.2 million for the six months ended June 30, 2008 compared to $877.7 million for the six months ended June 30, 2007.  The $555.5 million period-to-period decrease in cash provided by financing activities was primarily due to a decrease in net borrowings, an increase in cash distributions paid by Enterprise Products Partners to its partners, a decrease in contributions from minority interests and the early termination and settlement of interest rate hedging financial instruments.

Net borrowings under Enterprise Products Partners’ consolidated debt agreements decreased $133.7 million period-to-period primarily due to a decrease in borrowings under EPO’s multi-year revolving credit facility.

Cash distributions paid by Enterprise Products Partners to its partners increased $58.1 million period-to-period due to an increase in common units outstanding and quarterly cash distribution rates.  Contributions from minority interests decreased $303.5 million period-to-period primarily due to the initial public offering of Duncan Energy Partners in February 2007, which generated net proceeds of approximately $291.0 million.

In addition, the early termination and settlement of interest rate hedging financial instruments during the first six months of 2008 resulted in net cash payments of $22.1 million compared to net cash receipts of $42.3 million during the same period in 2007, which resulted in a $64.4 million decrease in financing cash flows between periods.

TEPPCO GP and Subsidiaries

At June 30, 2008, TEPPCO GP and its consolidated subsidiaries (primarily TEPPCO) and Jonah had $37 thousand of unrestricted cash on hand and $143.9 million of borrowing capacity under credit facilities.  See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report regarding an amendment to TEPPCO’s revolving credit facility which increased its borrowing capacity by $250.0 million.  The principal amount of TEPPCO’s consolidated debt obligations totaled $2.53 billion at June 30, 2008.  The following information highlights significant changes in the operating, investing and financing cash flows for TEPPCO GP and its consolidated subsidiaries.

Comparison of Six Months Ended June 30, 2008 with Six Months Ended June 30, 2007

Operating Activities. Net cash flow provided by operating activities was $163.5 million for the six months ended June 30, 2008 compared to $199.0 million for the six months ended June 30, 2007.  The $35.5 million decrease in operating cash flows is primarily due to the timing of cash receipts and disbursements between periods and an increase in inventory, partially offset by an increase in distributions from equity investments. Operating income attributable to our Investment in TEPPCO segment increased $23.3 million as discussed under “Results of Operations” within this Item 2.

Investing Activities.  Cash used in investing activities was $564.1 million for the six months ended June 30, 2008 compared to $60.6 million for the same period in 2007. The $503.5 million period-to-period increase in cash used for investing activities is primarily due to a $345.6 million increase in cash outlays for business combinations and a $164.1 million decrease in proceeds on sales of assets.  TEPPCO spent approximately $345.6 million in cash in 2008 to complete business combinations related to its new Marine Services business line.  During the 2007 period, TEPPCO reported $164.1 million of proceeds from the sale of certain equity interests and related storage assets located in Mont Belvieu, Texas.

Financing Activities.  Cash provided by financing activities was $400.6 million for the six months ended June 30, 2008 compared to cash used in financing activities of $138.5 million for the same period in 2007.  The period-to-period increase in cash provided by financing activities is primarily due to an increase in borrowings, including the issuance of senior notes in March 2008.  This increase is partially offset by (i) an increase in repayments of debt in 2008, (ii) a $52.1 million payment in March 2008 to settle treasury lock contracts related to interest rate hedging activities, (iii) an increase in distributions paid to partners of TEPPCO and (iv) the issuance of junior notes in May 2007.

During 2008, TEPPCO used $1.00 billion in borrowings under its Short-Term Credit Facility to (i) fund the cash portion of the Marine Services acquisitions, (ii) fund the redemption of the TE Products senior notes, (iii) repay $63.2 million of debt assumed in the Marine Services acquisitions and (iv) for other general partnership purposes.  TEPPCO used the proceeds from the senior notes issued in the principal amount of $1.00 billion in March 2008 to repay the outstanding balance under its Short-Term Credit Facility.  The 2007 period includes TEPPCO’s issuance of its Junior Subordinated Notes in the principal amount of $300.0 million.  Net borrowings under TEPPCO’s revolving credit facility increased $330.0 million.  Distributions paid to partners of TEPPCO increased $9.8 million period-to-period due to an increase in distribution-bearing units outstanding coupled with higher distribution rates per unit.

Parent Company

The primary sources of cash flow for the Parent Company are its investments in limited and general partner interests of publicly-traded limited partnerships.  The cash distributions the Parent Company receives from its investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners are exposed to certain risks inherent in the underlying business of each entity.  See Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1A of this Quarterly Report for a discussion of these risks.

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

The following table summarizes key components of the Parent Company’s cash flow information for the periods indicated (dollars in thousands):

	For the Six Months
	Ended June 30,
	2008	2007
Net cash flows provided by operating activities (1)	$109,633	$85,997
Cash used in investing activities (2)	675	1,650,010
Cash provided by (used in) financing activities (3)	(109,909)	1,563,726
Cash and cash equivalents, end of period	705	496

(1)   Primarily represents distributions received from unconsolidated affiliates less cash payments for interest and general and administrative amounts. See the following table for detailed information regarding distributions from unconsolidated affiliates.
(2)   Primarily represents investments in unconsolidated affiliates.
(3)   Primarily represents net cash proceeds from borrowings offset by repayments of debt principal and distribution payments to unitholders.

The following table presents cash distributions received from unconsolidated affiliates and cash distributions paid by the Parent Company for the periods indicated (dollars in thousands):

	For the Six Months
	Ended June 30,
	2008	2007
Cash distributions from investees: (1)
Investment in Enterprise Products Partners:
From 13,454,498 common units of Enterprise Products Partners	$13,555	$12,681
From 2% general partner interest in Enterprise Products Partners	8,955	8,323
From general partner incentive distribution rights in distributions of
Enterprise Products Partners	58,718	49,488
Investment in TEPPCO:
From 4,400,000 common units of TEPPCO	6,182	5,984
From 2% general partner interest in TEPPCO	2,649	2,492
From general partner incentive distribution rights in distributions of TEPPCO	23,272	21,349
Investment in Energy Transfer Equity: (2)
From 38,976,090 common units of Energy Transfer Equity	38,586	--
From 34.9% general partner interest in Energy Transfer Equity	236	--
Total cash distributions from unconsolidated affiliates	$152,153	$100,317

Distributions by the Parent Company:
EPCO and affiliates	$76,448	$55,128
Public	26,417	8,424
General partner interest	10	6
Total distributions by the Parent Company (3)	$102,875	$63,558

Distributions paid to affiliates of EPCO that were the former owners of the TEPPCO and TEPPCO GP interests contributed
to the Parent Company in May 2007 (4)	$--	$29,760

(1)  Represents cash distributions received during each reporting period.
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

		Payment or Settlement due by Period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Scheduled maturities of long-term debt:
Enterprise Products Partners (1)	$1,100,000	$--	$--	$400,000	$700,000
TEPPCO (2)	$1,000,000	$--	$--	$250,000	$750,000
Estimated cash payments for interest:
Enterprise Products Partners (3)	$606,145	$68,100	$136,200	$136,200	$265,645
TEPPCO (4)	$1,212,500	$68,225	$136,450	$136,450	$871,375
Purchase obligations: (5)
Natural gas product purchase commitments:
Estimated payment obligation	$643,913	$135,463	$270,926	$237,524	$--
Underlying volume commitment (BBtus)	52,050	10,950	21,900	19,200	--
Total	$4,562,558	$271,788	$543,576	$1,160,174	$2,587,020

(1)   Represents payment obligations associated with Senior Notes M and N, which were issued by EPO in April 2008. For additional information regarding the issuance of these notes, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.
(2)   Represents payment obligations associated with TEPPCO’s senior notes issued in March 2008. For additional information regarding TEPPCO’s issuance of senior notes, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.
(3)   Includes interest payments due on EPO’s Senior Notes M and N, which were issued in April 2008. Amounts are based on stated fixed coupon rates.
(4)   Includes interest payments due on TEPPCO’s senior notes, which were issued in March 2008. Amounts are based on stated fixed coupon rates.
(5)   Reflects commitments associated with a new natural gas purchase agreement executed by Enterprise Products Partners in May 2008 in connection with its natural gas marketing activities. See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for additional information regarding this new purchase obligation.

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

On February 5, 2007, Enterprise Products Partners’ consolidated subsidiary, Duncan Energy Partners, completed an underwritten initial public offering of its common units.  Duncan Energy Partners was formed in September 2006 as a Delaware limited partnership to, among other things, acquire ownership interests in certain of Enterprise Products Partners’ midstream energy businesses.

For additional information regarding our related party transactions, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Recent Accounting Pronouncements

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements” that apply to financial assets and liabilities.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for information regarding fair value disclosures pertaining to our financial assets and liabilities.

For information regarding accounting developments during the first and second quarters of 2008 that may affect our future financial statements, see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

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

Interest Rate Risk Hedging Program

The following information summarizes significant components of our interest rate risk hedging portfolio:

Parent Company.  The Parent Company’s interest rate exposure results from its variable interest rate borrowings under its credit facility.  A portion of the Parent Company’s interest rate exposure is managed by utilizing interest rate swaps and similar arrangements, which effectively converts a portion of its variable rate debt into fixed rate debt.  The Parent Company had four floating-to-fixed interest rate swap agreements outstanding at June 30, 2008 that were accounted for as cash flow hedges.

	Number	Period Covered	Termination	Variable to	Notional
Hedged Variable Rate Debt	Of Swaps	by Swap	Date of Swap	Fixed Rate (1)	Value
Parent Company variable-rate borrowings	2	Aug. 2007 to Aug. 2009	Aug. 2009	2.71% to 5.01%	$250.0 million
Parent Company variable-rate borrowings	2	Sep. 2007 to Aug. 2011	Aug. 2011	2.71% to 4.82%	$250.0 million

(1) Amounts receivable from or payable to the swap counterparties are settled every three months (the “settlement period”).

As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded into other comprehensive income and amortized into income based on the settlement period hedged.  Any ineffectiveness is recorded directly into earnings as an increase or decrease in interest expense.  The Parent Company recorded a nominal amount and $0.8 million of ineffectiveness (a benefit) related to these interest rate swaps during the three and six months ended June 30, 2008, respectively, which is a component of interest expense on our Unaudited Condensed Statements of Consolidated Operations.

At June 30, 2008 and December 31, 2007, the aggregate fair value of these interest rate swaps was a liability of $12.0 million and $12.1 million, respectively. The Parent Company expects to reclassify $2.8 million of this loss to earnings (as an increase in interest expense) during the third quarter of 2008.  The remainder of the estimated loss would be similarly reclassified to earnings if the forward interest rate assumptions underlying the estimated liability at June 30, 2008 actually materialized.  With respect to the fourth quarter of 2008 and the first and second quarters of 2009, the reclassification amount would be $6.5 million in the aggregate.

The following table shows the effect of hypothetical price movements on the estimated fair value of the Parent Company’s interest rate swap portfolio (dollars in millions).

		Swap Fair Value at
Scenario	Resulting Classification	June 30, 2008	July 22, 2008
FV assuming no change in underlying interest rates	Liability	$12.0	$11.0
FV assuming 10% increase in underlying interest rates	Liability	8.4	7.6
FV assuming 10% decrease in underlying interest rates	Liability	15.7	14.4

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

Enterprise Products Partners had six interest rate swaps outstanding at June 30, 2008 that were accounted for as fair value hedges.  These agreements had a combined notional value of $600.0 million and match the maturity dates of the underlying fixed rate debt being hedged.  The aggregate fair value of these interest rate swaps at June 30, 2008 was $8.9 million (an asset), with an offsetting decrease in the fair value of the underlying debt.   There were eleven interest rate swaps outstanding at December 31, 2007 having an aggregate fair value of $14.8 million (an asset).  Interest expense for the three months ended June 30, 2008 and 2007 includes a $2.2 million benefit and a $2.3 million loss, respectively, resulting from these interest rate swap agreements.  For the six months ended June 30, 2008 and 2007, interest expense reflects a benefit of $1.3 million and a loss of $4.6 million, respectively, from these interest rate swap agreements.

The following table summarizes the termination of Enterprise Products Partners’ interest rate swaps during 2008 (dollars in millions):

	Notional	Cash
	Value	Gains (1)
Interest rate swap portfolio, December 31, 2007	$1,050.0	$--
First quarter of 2008 terminations	(200.0)	6.3
Second quarter of 2008 terminations	(250.0)	12.0
Interest rate swap portfolio, June 30, 2008	$600.0	$18.3

(1) Cash gains resulting from the termination, or monetization, of interest rate swaps will be amortized to earnings as a reduction to interest expense over the remaining life of the underlying debt.

The following table shows the effect of hypothetical price movements on the estimated fair value (“FV”) of Enterprise Products Partners’ interest rate swap portfolio and the related change in fair value of the underlying debt at the dates indicated (dollars in millions).  Income is not affected by changes in the fair value of these swaps; however, these swaps effectively convert the hedged portion of fixed-rate debt to variable-rate debt.  As a result, interest expense (and related cash outlays for debt service) will increase or decrease with the change in the periodic reset rate associated with the respective swap.

		Swap Fair Value at
Scenario	Resulting Classification	June 30, 2008	July 22, 2008
FV assuming no change in underlying interest rates	Asset	$8.9	$4.4
FV assuming 10% increase in underlying interest rates	(Liability)	(4.1)	(9.1)
FV assuming 10% decrease in underlying interest rates	Asset	21.9	17.9

At times, Enterprise Products Partners may enter into treasury rate lock transactions to hedge U.S. treasury rates related to its anticipated issuances of debt. Gains or losses on the termination of such instruments are amortized to earnings using the effective interest method over the estimated term of the underlying fixed-rate debt. Each of Enterprise Products Partners’ treasury lock transactions was designated as a cash flow hedge under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The following table summarizes changes in its treasury lock portfolio since December 31, 2007 (dollars in millions).

	Notional	Cash
	Value	Losses (1)
Treasury lock portfolio, December 31, 2007	$600.0	$--
First quarter of 2008 terminations	(350.0)	27.7
Second quarter of 2008 terminations	(250.0)	12.7
Treasury lock portfolio, June 30, 2008	$--	$40.4

(1) Cash losses are included in net interest rate financial instrument losses on Unaudited Condensed Statements of Consolidated Comprehensive Income.

Enterprise Products Partners expects to reclassify $2.1 million of cumulative net gains from the monetization of treasury lock financial instruments to earnings (as a decrease in interest expense) over the next twelve months.  This includes financial instruments that were settled in years prior to 2008.

Duncan Energy Partners. Duncan Energy Partners had three floating-to-fixed interest rate swap agreements outstanding at June 30, 2008 that were accounted for as cash flow hedges having a notional value of $175.0 million.  The purpose of these financial instruments is to reduce the sensitivity of Duncan Energy Partners’ earnings to the variable interest rates charged under its revolving credit facility.

Duncan Energy Partners recognized losses of $0.9 million and $0.8 million from these swap agreements during the three and six months ended June 30, 2008.  The aggregate fair value of these interest  rate swaps at June 30, 2008 and December 31, 2007 was a liability of $4.1 million and $3.8 million, respectively.  As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded into other comprehensive income and amortized into income based on the settlement period hedged.  Over the next twelve months, Duncan Energy Partners expects to reclassify $2.4 million of this loss to earnings as an increase to interest expense.

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

In connection with TEPPCO’s issuance of senior notes in March 2008 (see Note 11), TEPPCO terminated all of its outstanding treasury lock financial instruments having a notional value of $600.0 million.  As a result of this termination, TEPPCO recognized an other comprehensive loss of $52.1 million.  TEPPCO recognized approximately $3.6 million of this loss in interest expense as a result of interest payments hedged under the treasury locks not occurring as forecasted.  The remaining losses are being amortized using the effective interest method over the estimated term of the underlying fixed-rate debt.

TEPPCO expects to reclassify $4.3 million of cumulative net losses from the monetization of treasury lock financial instruments to earnings (as an increase in interest expense) over the next twelve months.  This includes financial instruments that were settled in years prior to 2008.

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

The primary purpose of Enterprise Products Partners’ commodity risk management activities is to hedge its exposure to price risks associated with (i) natural gas purchases, (ii) the value of NGL production and inventories, (iii) related firm commitments, (iv) fluctuations in transportation revenues where the underlying fees are based on natural gas index prices and (v) certain anticipated transactions involving either natural gas, NGLs or certain petrochemical products. From time to time, Enterprise Products Partners injects natural gas into storage and may utilize hedging instruments to lock in the value of its inventory positions.  The commodity financial instruments utilized by Enterprise Products Partners may be settled in cash or with another financial instrument.

At June 30, 2008 and December 31, 2007, the aggregate fair value of those financial instruments utilized in connection with Enterprise Products Partners’ natural gas marketing activities was an asset of $9.6 million and a liability of $0.3 million, respectively.   Enterprise Products Partners’ natural gas marketing business and its related use of financial instruments has increased significantly since December 31, 2007. We utilize mark-to-market accounting for substantially all of the instruments utilized in connection with our natural gas marketing activities.

The following table presents gains and losses recognized in earnings from this portion of the commodity financial instruments portfolio for the periods indicated (dollars in millions):

Three months ended June 30, 2008	Losses	$ (6.1)
Three months ended June 30, 2007	Gains	$ 0.9
Six months ended June 30, 2008	Losses	$ (5.4)
Six months ended June 30, 2007	Gains	$ 0.5

The following table shows the effect of hypothetical price movements on the estimated fair value of this component of the overall portfolio at the dates presented (dollars in millions):

	Resulting	Portfolio Fair Value at
Scenario	Classification	June 30, 2008	July 22, 2008
FV assuming no change in underlying commodity prices	Asset	$9.6	$19.2
FV assuming 10% increase in underlying commodity prices	Asset	5.3	14.0
FV assuming 10% decrease in underlying commodity prices	Asset	13.8	24.5

The change in fair value of the instruments between June 30, 2008 and July 22, 2008 is primarily due to a decrease in natural gas prices.

At June 30, 2008 and December 31, 2007, the aggregate fair value of those financial instruments utilized in connection with Enterprise Products Partners’ NGL and petrochemical operations was an asset of $82.1 million and a liability of $19.0 million, respectively.  The change in fair value between December 31, 2007 and June 30, 2008 is primarily due to an increase in the price of natural gas and volumes hedged.  Almost all of the financial instruments within this portion of the commodity financial instruments portfolio are accounted for as cash flow hedges, with a lesser number accounted for using mark-to-market accounting.

The following table presents gains and losses recognized in earnings from this portion of the commodity financial instruments portfolio for the periods indicated (dollars in millions):

Three months ended June 30, 2008	Gains	$ 13.4
Three months ended June 30, 2007	Gains	$ 0.2
Six months ended June 30, 2008 (1)	Gains	$ 8.9
Six months ended June 30, 2007	Losses	$ (1.8)

(1) Includes ineffectiveness of $2.7 million (a benefit).

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

	Resulting	Portfolio Fair Value at
Scenario	Classification	June 30, 2008	July 22, 2008
FV assuming no change in underlying commodity prices	Asset (Liability)	$82.1	$(24.1)
FV assuming 10% increase in underlying commodity prices	Asset	121.8	9.7
FV assuming 10% decrease in underlying commodity prices	Asset (Liability)	42.5	(57.9)

The change in fair value of the NGL and petrochemical portfolio between June 30, 2008 and July 22, 2008 is primarily due to a decrease in natural gas prices. A significant number of the financial instruments in this portfolio hedge the purchase of physical natural gas.  If natural gas prices fall below the price stipulated in such financial instruments, Enterprise Products Partners recognizes a liability for the difference; however, if prices partially or fully recover, this liability would be reduced or eliminated, as appropriate.  As of August 5, 2008, the fair value of this portfolio was a liability of $95.4 million.  The decrease in fair value between July 22, 2008 and August 5, 2008 is primarily due to a further decline in natural gas prices.  Enterprise Products Partners’ restricted cash balance increased from none at June 30, 2008 to $191.2 million as of August 5, 2008 in order to meet commodity exchange deposit requirements and the negative change in the fair value of its commodity positions.

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

At June 30, 2008 and December 31, 2007, TEPPCO had a limited number of commodity derivatives that were accounted for as cash flow hedges. The majority of these contracts will expire during 2008, with the remainder expiring during the first quarter 2009, and any amounts remaining in accumulated other comprehensive income will be reclassified into earnings. Gains and losses on these derivatives are offset against corresponding gains or losses of the hedged item and are deferred through other comprehensive income, thus minimizing exposure to cash flow risk.  In addition, TEPPCO had some commodity derivatives that did not qualify for hedge accounting.  These financial instruments had a minimal impact on its earnings.  The fair values of the open positions at June 30, 2008 and December 31, 2007 were liabilities of $26.5 million and $18.9 million, respectively.  No ineffectiveness was recognized as of June 30, 2008.  The following table shows the effect of hypothetical price movements on the estimated fair value of this portfolio at the dates shown (dollars in millions):

	Resulting	Portfolio Fair Value at
Scenario	Classification	June 30, 2008	July 22, 2008
FV assuming no change in underlying commodity prices	Liability	$26.5	$14.0
FV assuming 10% increase in underlying commodity prices	Liability	38.1	21.8
FV assuming 10% decrease in underlying commodity prices	Liability	14.9	6.2

Foreign Currency Hedging Program – Enterprise Products Partners

Enterprise Products Partners is exposed to foreign currency exchange rate risk primarily through its Canadian NGL marketing subsidiary.  As a result, Enterprise Products Partners could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar.  Enterprise Products Partners attempts to hedge this risk using foreign exchange purchase contracts to fix the exchange rate.  Mark-to-market accounting is utilized for these contracts, which typically have a duration of one month.  During the three and six months ended June 30, 2008, Enterprise Products Partners recorded minimal gains from these financial instruments.

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

We, including Energy Transfer Equity, have significant exposure to increases in interest rates.  At June 30, 2008, Parent Company debt was $1.08 billion, of which $500.0 million was at fixed interest rates and the remainder at variable interest rates, after giving effect to existing interest rate swap agreements.  At June 30, 2008, the principal amount of Enterprise Products Partners’ consolidated debt was $7.75 billion, of which $6.58 billion was at fixed interest rates and $1.17 billion was at variable interest rates, after giving effect to existing interest rate swap arrangements. At June 30, 2008, the principal amount of TEPPCO’s consolidated debt was $2.53 billion, of which $2.00 billion was at fixed interest rates and $530.0 million was at variable interest rates. Energy Transfer Equity reported $6.5 billion of consolidated debt, which includes debt with variable interest rates, in their Quarterly Report on Form 10-Q for the period ended June 30, 2008.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

           We did not repurchase any of our Units during the three and six months ended June 30, 2008.

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

3.5
Third Amended and Restated Limited Liability Company Agreement of EPE Holdings, LLC, dated as of November 7, 2007 (incorporated by reference to Exhibit 3.3 to Enterprise GP Holdings’ Form 10-Q filed on November 9, 2007).

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

3.13
First Amendment to Fourth Amended and Restated Partnership Agreement of TEPPCO Partners, L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by TEPPCO Partners, L.P. on December 28, 2007).

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

4.4
Third Amended and Restated Credit Agreement dated as of August 24, 2007, among Enterprise GP Holdings L.P., the Lenders party thereto, Citicorp North American, Inc., as Administrative Agent, and Citibank, N.A., as Issuing Bank. (incorporated by reference to Exhibit 4.1 to Enterprise GP Holdings’ Form 8-K filed on August 30, 2007).

4.5
First Amendment to Third Amended and Restated Credit Agreement dated as of November 8, 2007, among Enterprise GP Holdings L.P., the Term Loan B Lenders party thereto, Citicorp North American, Inc., as Administrative Agent, and Citigroup Global Markets, Inc. and Lehman Brothers Inc. as Co-Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to Enterprise GP Holdings’ Form 8-K filed on November 14, 2007).

4.6
Unit Purchase Agreement dated as of July 13, 2007 by and among Enterprise GP Holdings L.P., EPE Holdings, LLC and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to Enterprise GP Holdings’ Form 8-K filed on July 18, 2007).

4.7
Registration Rights Agreement dated as of July 17, 2007 by and among Enterprise GP Holdings L.P. and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to Enterprise GP Holdings’ Form 8-K filed on July 18, 2007).

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

10.7***	Second Amendment to Agreement of Limited Partnership of EPE Unit L.P. dated July 1, 2008 (incorporated by reference to Exhibit 10.1 to Enterprise GP Holdings’ Form 8-K filed July 7, 2008).
10.8***	Second Amendment to Agreement of Limited Partnership of EPE Unit II, L.P. dated July 1, 2008 (incorporated by reference to Exhibit 10.2 to Enterprise GP Holdings’ Form 8-K filed July 7, 2008).
10.9***	Second Amendment to Agreement of Limited Partnership of EPE Unit III, L.P. dated July 1, 2008 (incorporated by reference to Exhibit 10.3 to Enterprise GP Holdings’ Form 8-K filed July 7, 2008).
31.1#	Sarbanes-Oxley Section 302 certification of Dr. Ralph S. Cunningham for Enterprise GP Holdings L.P. with respect to the June 30, 2008 Quarterly Report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise GP Holdings L.P. with respect to the June 30, 2008 Quarterly Report on Form 10-Q.
32.1#	Section 1350 certification of Dr. Ralph S. Cunningham for the June 30, 2008 Quarterly Report on Form 10-Q.
32.2#	Section 1350 certification of W. Randall Fowler for the June 30, 2008 Quarterly Report on Form 10-Q.

*
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise GP Holdings, Enterprise Products Partners, Duncan Energy Partners and TEPPCO are 1-32610, 1-14323, 1-33266 and 1-10403, respectively.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas on August 11, 2008.

ENTERPRISE GP HOLDINGS L.P.
(A Delaware Limited Partnership)

By: EPE Holdings, LLC,
as general partner

By: /s/ Michael J. Knesek
Name: Michael J. Knesek
Title: Senior Vice President, Controller
and Principal Accounting Officer
of the general partner