Form 10-Q
period 2008-09-30
Enterprise GP Holdings L.P.
filed 2008-11-10
CIK 1324592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Yes ☐   No ☑

There were 123,191,640 registered Units and 16,000,000 Class C Units of Enterprise GP Holdings L.P. outstanding at November 3, 2008.  The registered Units trade on the New York Stock Exchange under the ticker symbol “EPE.”

ENTERPRISE GP HOLDINGS L.P.

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(See Note 18 for Supplemental Parent Company Financial Information)
(Dollars in thousands)

	September 30,	December 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$55,433	$41,920
Restricted cash	183,221	53,144
Accounts and notes receivable – trade, net of allowance for doubtful accounts
of $17,306 at September 30, 2008 and $21,784 at December 31, 2007	3,606,851	3,363,295
Accounts receivable – related parties	174	1,995
Inventories	812,934	425,686
Prepaid and other current assets	241,816	129,448
Total current assets	4,900,429	4,015,488
Property, plant and equipment at cost, net	16,087,502	14,299,396
Investments in and advances to unconsolidated affiliates	2,503,337	2,539,003
Intangible assets, net of accumulated amortization of $643,955 at
September 30, 2008 and $545,645 at December 31, 2007	1,809,580	1,820,199
Goodwill	923,822	807,580
Deferred tax assets	2,927	3,545
Other assets, including restricted cash of $17,871 at December 31, 2007	210,420	238,891
Total assets	$26,438,017	$23,724,102

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable – trade	$324,283	$387,784
Accounts payable – related parties	27,795	14,192
Accrued product payables	3,953,531	3,571,095
Accrued expenses	97,428	61,981
Accrued interest	158,622	183,501
Other current liabilities	515,132	390,950
Current maturities of long-term debt	--	353,976
Total current liabilities	5,076,791	4,963,479
Long-term debt (see Note 11)	11,873,940	9,507,229
Deferred tax liabilities	23,137	21,358
Other long-term liabilities	103,124	111,211
Minority interest	7,483,761	7,081,803
Commitments and contingencies
Partners’ equity: (see Note 12)
Limited partners:
Units (123,191,640 registered Units outstanding at September 30, 2008 and
December 31, 2007)	1,679,952	1,698,321
Class C Units (16,000,000 Class C Units outstanding at September 30, 2008 and
December 31, 2007)	380,665	380,665
General partner	9	11
Accumulated other comprehensive loss	(183,362)	(39,975)
Total partners’ equity	1,877,264	2,039,022
Total liabilities and partners’ equity	$26,438,017	$23,724,102

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(See Note 18 for Supplemental Parent Company Financial Information)
(Dollars in thousands, except per unit amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues:
Third parties	$10,246,177	$6,555,424	$28,812,427	$18,019,727
Related parties	252,959	166,300	731,673	336,542
Total revenue (see Note 3)	10,499,136	6,721,724	29,544,100	18,356,269
Costs and expenses:
Operating costs and expenses:
Third parties	9,889,204	6,310,960	27,628,780	17,089,119
Related parties	183,793	109,198	519,220	326,752
Total operating costs and expenses	10,072,997	6,420,158	28,148,000	17,415,871
General and administrative costs:
Third parties	14,417	9,603	36,456	32,566
Related parties	21,076	18,222	69,463	64,746
Total general and administrative costs	35,493	27,825	105,919	97,312
Total costs and expenses	10,108,490	6,447,983	28,253,919	17,513,183
Equity in earnings of unconsolidated affiliates	19,387	6,571	68,263	5,128
Operating income	410,033	280,312	1,358,444	848,214
Other income (expense):
Interest expense	(153,253)	(137,602)	(447,173)	(341,949)
Interest income	2,544	3,079	6,266	8,840
Other, net	(2,048)	(223)	(2,895)	60,312
Total other expense, net	(152,757)	(134,746)	(443,802)	(272,797)
Income before taxes and minority interest	257,276	145,566	914,642	575,417
Provision for income taxes	(7,666)	(2,056)	(20,086)	(9,208)
Income before minority interest	249,610	143,510	894,556	566,209
Minority interest	(207,574)	(131,233)	(756,604)	(478,975)
Net income	$42,036	$12,277	$137,952	$87,234

Net income allocation: (see Notes 12 and 14)
Limited partners’ interest in net income	$42,032	$12,276	$137,938	$87,225
General partner’s interest in net income	$4	$1	$14	$9

Earnings per Unit: (see Note 14)
Basic and diluted income per Unit	$0.34	$0.10	$1.12	$0.80

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(See Note 18 for Supplemental Parent Company Financial Information)
(Dollars in thousands)

	For the Nine Months
	Ended September 30,
	2008	2007
Operating activities:
Net income	$137,952	$87,234
Adjustments to reconcile net income to net cash
flows provided by operating activities:
Depreciation, amortization and accretion in operating costs and expenses	532,001	471,344
Depreciation and amortization in general and administrative costs	10,347	9,194
Amortization in interest expense	(307)	1,469
Equity in earnings of unconsolidated affiliates	(68,263)	(5,128)
Distributions received from unconsolidated affiliates	108,190	82,603
Operating lease expense paid by EPCO, Inc.	1,578	1,579
Minority interest	756,604	478,975
Gain from sale of assets, ownership interests and related transactions (see Note 17)	(1,995)	(67,359)
Deferred income tax expense	5,585	4,885
Net effect of changes in operating accounts (see Note 17)	(289,321)	66,521
Other (see Note 17)	12,621	5,278
Net cash flows provided by operating activities	1,204,992	1,136,595
Investing activities:
Capital expenditures	(1,840,806)	(2,099,603)
Contributions in aid of construction costs	22,515	53,429
Proceeds from asset sales and related transactions	8,051	159,032
Increase in restricted cash	(112,207)	(82,413)
Cash used for business combinations (see Note 9)	(408,956)	(3,285)
Acquisition of intangible assets	(5,442)	(2,500)
Investments in unconsolidated affiliates	(11,752)	(1,879,721)
Advances (to) from unconsolidated affiliates	21,986	(18,946)
Cash used in investing activities	(2,326,611)	(3,874,007)
Financing activities:
Borrowings under debt agreements	10,263,304	8,953,625
Repayments of debt	(8,333,578)	(6,372,131)
Debt issuance costs	(18,707)	(26,782)
Proceeds from issuance of our Units, net	--	739,866
Distributions paid to minority interests (see Note 2)	(871,192)	(796,127)
Distributions paid to partners	(157,085)	(110,376)
Repurchase of option awards by subsidiary	--	(1,568)
Acquisition of treasury units by subsidiary	(795)	--
Contributions from minority interests and partners	327,408	354,566
Cash distributions paid to former owners of TEPPCO interests	--	(29,760)
Settlement of cash flow hedging financial instruments	(74,243)	49,103
Cash provided by financing activities	1,135,112	2,760,416
Effect of exchange rate changes on cash flows	20	347
Net change in cash and cash equivalents	13,493	23,004
Cash and cash equivalents, January 1	41,920	23,290
Cash and cash equivalents, September 30	$55,433	$46,641

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED PARTNERS’ EQUITY
(See Note 12 for Unit History, Detail of Changes in Limited Partners’ Equity,
Other Comprehensive Loss and Accumulated Other Comprehensive Loss)
(Dollars in thousands)

				Accumulated
				Other
	Limited	General	Comprehensive	Comprehensive
	Partners	Partner	Loss	Loss	Total
Balance, December 31, 2007	$2,078,986	$11		$(39,975)	$2,039,022
Net income	137,938	14	$137,952
Other comprehensive loss: (see Note 12)
Cash flow hedges (see Note 5)			(142,005)
Change in funded status of Dixie benefit plans, net of tax			(264)
Foreign currency translation adjustment			451
Proportionate share of other comprehensive loss of
unconsolidated affiliates			(1,569)
Other comprehensive loss			(143,387)	(143,387)
Comprehensive loss			$(5,435)		(5,435)
Cash distributions to partners	(157,069)	(16)			(157,085)
Operating leases paid by EPCO, Inc.	79				79
Contributions from partners	24				24
Amortization of unit-based awards	675				675
Acquisition of treasury units by subsidiary,
net of minority interest amount of $779	(16)				(16)
Balance, September 30, 2008	$2,060,617	$9		$(183,362)	$1,877,264

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

References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”), EPE Unit III, L.P. (“EPE Unit III”), Enterprise Unit L.P. (“Enterprise Unit”) and TEPPCO Unit L.P. (“TEPPCO Unit”), collectively, which are private company affiliates of EPCO, Inc.

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

Basis of Presentation

Our results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results expected for the full year.

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

If an investee is organized as a limited partnership or limited liability company and maintains separate ownership accounts, we account for our investment using the equity method if our ownership interest is between 3% and 50% and we exercise significant influence over the investee’s operating and financial policies.  For all other types of investments, we apply the equity method of accounting if our ownership interest is between 20% and 50% and we exercise significant influence over the investee’s operating and financial policies.  In consolidation we eliminate our proportionate share of profits and losses from transactions with equity method unconsolidated affiliates to the extent such amounts are material and remain on our balance sheet (or those of our equity method investees) in inventory or similar accounts.

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

Defined Contribution Plan.  Dixie contributed $0.1 million to its company-sponsored defined contribution plan during each of the three months ended September 30, 2008 and 2007.  During each of the nine months ended September 30, 2008 and 2007, Dixie contributed $0.2 million to its company-sponsored defined contribution plan.

Pension and Postretirement Benefit Plans.  Dixie’s net pension benefit costs were $0.1 million for each of the three months ended September 30, 2008 and 2007.  For each of the nine months ended September 30, 2008 and 2007, Dixie’s net pension benefit costs were $0.4 million.  Dixie’s net postretirement benefit costs were $0.1 million for each of the three months ended September 30, 2008 and 2007. For each of the nine months ended September 30, 2008 and 2007, Dixie’s net postretirement benefit costs were $0.3 million.  During the remainder of 2008, Dixie expects to contribute approximately $0.5 million to its pension plan and approximately $0.1 million to its postretirement benefit plan.

Environmental Costs

Environmental costs for remediation are accrued based on estimates of known remediation requirements.  Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals.  Ongoing environmental compliance costs are charged to expense as incurred.  In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable.  At September 30, 2008, none of our estimated environmental remediation liabilities are discounted to present value since the ultimate amount and timing of cash payments for such liabilities are not readily determinable.  Expenditures to mitigate or prevent future environmental contamination are capitalized.

At September 30, 2008 and December 31, 2007, our accrued liabilities for environmental remediation projects totaled $28.3 million and $30.5 million, respectively.  These amounts were derived from a range of reasonable estimates based upon studies and site surveys.  Unanticipated changes in circumstances and/or legal requirements could result in expenses being incurred in future periods in addition to an increase in actual cash required to remediate contamination for which we are responsible.

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

	September 30,	December 31,
	2008	2007
Limited partners of Enterprise Products Partners:
Third-party owners of Enterprise Products Partners (1)	$5,035,040	$5,011,700
Related party owners of Enterprise Products Partners (2)	278,372	278,970
Limited partners of Duncan Energy Partners:
Third-party owners of Duncan Energy Partners (1)	281,913	288,588
Limited partners of TEPPCO:
Third-party owners of TEPPCO (1,3)	1,771,250	1,372,821
Related party owners of TEPPCO (2)	(13,812)	(12,106)
Joint venture partners (4)	130,998	141,830
Total minority interest on consolidated balance sheet	$7,483,761	$7,081,803

(1)  Consists of non-affiliate public unitholders of Enterprise Products Partners, Duncan Energy Partners and TEPPCO.
(2)  Consists of unitholders of Enterprise Products Partners and TEPPCO that are related party affiliates of the Parent Company. This group is primarily comprised of EPCO and certain of its private company consolidated subsidiaries.
(3)  The increase in minority interest during 2008 is primarily due to TEPPCO’s issuance of common units in a public offering in September 2008. TEPPCO sold 9.2 million of its common units at a price of $29.00 per unit, which generated net proceeds of $257.0 million. In addition, minority interest increased due to TEPPCO’s issuance of common units in connection with its marine services acquisition during the first quarter of 2008. See Note 9 for additional information regarding this business acquisition.
(4)  Represents third-party ownership interests in joint ventures that we consolidate, including Seminole Pipeline Company (“Seminole”), Tri-States Pipeline L.L.C. (“Tri-States”), Independence Hub, LLC (“Independence Hub”), Wilprise Pipeline Company, LLC (“Wilprise”) and Belle Rose NGL Pipeline, L.L.C. (“Belle Rose”).

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Limited partners of Enterprise Products Partners (1)	$162,467	$85,669	$601,364	$278,077
Limited partners of Duncan Energy Partners (2)	2,744	3,242	11,863	9,356
Limited partners of TEPPCO (3)	37,161	37,783	125,947	181,716
Joint venture partners	5,202	4,539	17,430	9,826
Total	$207,574	$131,233	$756,604	$478,975

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
(2)  Duncan Energy Partners completed its initial public offering in February 2007. The increase in minority interest expense for the nine months ended September 30, 2008 relative to same period in 2007 is primarily due to an increase in Duncan Energy Partners’ net income.
(3)  Minority interest expense attributable to this subsidiary decreased for the nine months ended September 30, 2008 from that recorded during the nine months ended September 30, 2007 primarily due to a decrease in TEPPCO’s net income. TEPPCO recognized an approximate $60.0 million gain on the sale of an equity investment in the first quarter of 2007.

The following table presents distributions paid to and contributions received from minority interests as presented on our Unaudited Condensed Statements of Consolidated Cash Flows for the periods indicated:

	For the Nine Months Ended September 30,
	2008	2007
Distributions paid to minority interests:
Limited partners of Enterprise Products Partners	$644,010	$600,947
Limited partners of Duncan Energy Partners	18,538	9,628
Limited partners of TEPPCO	187,985	174,697
Joint venture partners	20,659	10,855
Total distributions paid to minority interests	$871,192	$796,127

Contributions received from minority interests:
Limited partners of Enterprise Products Partners	$56,043	$51,541
Limited partners of Duncan Energy Partners	--	290,466
Limited partners of TEPPCO	271,314	54
Joint venture partners	27	12,505
Total contributions received from minority interests	$327,384	$354,566

Distributions paid to the limited partners of Enterprise Products Partners, Duncan Energy Partners and TEPPCO primarily represent the quarterly cash distributions paid by these entities to their unitholders, excluding those paid to the Parent Company in connection with its ownership of common units of Enterprise Products Partners and TEPPCO.

Contributions from the limited partners of Enterprise Products Partners, Duncan Energy Partners and TEPPCO primarily represent proceeds each entity received from common unit offerings and distribution reinvestment plans, excluding those received from the Parent Company.  Contributions from the limited partners of Duncan Energy Partners represent the net proceeds received by Duncan Energy Partners in connection with its initial public offering in February 2007.  Contributions from the limited partners of TEPPCO increased during the nine months ended September 30, 2008 relative to the same period in 2007 primarily due to the net proceeds TEPPCO received from its common unit offering in September 2008.

Recent Accounting Developments

The following information summarizes recently issued accounting guidance since those reported in our Annual Report on Form 10-K for the year ended December 31, 2007 that will or may affect our future financial statements.

Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133.  Issued in March 2008, SFAS 161 changes the disclosure requirements for financial instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses financial instruments, (ii) how financial instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and (iii) how financial instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 requires qualitative disclosures about objectives and strategies for using financial instruments, quantitative disclosures about fair value amounts of and gains and losses on financial instruments and disclosures about credit-risk-related contingent features in financial instrument agreements.  This statement has the same scope as SFAS 133, and accordingly applies to all entities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS 161 only affects disclosure requirements; therefore, our adoption of this statement effective January 1, 2009 will not impact our financial position, results of operations or cash flows.

FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157.  FSP 157-2 defers the effective date of SFAS 15, Fair Value Measurements, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  As allowed under FSP 157-2, we have not applied the provisions of SFAS 157 to our nonfinancial assets and liabilities measured at fair value, which include certain assets and liabilities acquired in business combinations.  On January 1, 2008, we adopted the provisions of SFAS 157 that apply to financial assets and liabilities.   See Note 5 for these fair value disclosures.  We do not expect any immediate impact from adoption of the remaining portions of SFAS 157 on January 1, 2009.

In light of current market conditions, the FASB has issued additional clarifying guidance regarding the implementation of SFAS 157, particularly with respect to financial assets that do not trade in active markets such as investments in joint ventures.   This clarifying guidance did not result in a change in our accounting, reporting or impairment testing for such investments. We continue to monitor developments at the FASB and SEC for new matters and guidance that may affect our valuation processes.

FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  In April 2008, the FASB issued FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful lives of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets.  This change is intended to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of such assets under SFAS 141(R) and other accounting guidance. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after January 1, 2009 and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, January 1, 2009.  We will adopt the provisions of FSP 142-3 on January 1, 2009.

Restricted Cash

Restricted cash represents amounts held in connection with Enterprise Products Partners’ commodity financial instruments portfolio and New York Mercantile Exchange (“NYMEX”) physical natural gas purchases.  Additional cash may be restricted to maintain our positions as commodity prices fluctuate or deposit requirements change. At December 31, 2007, restricted cash also included amounts held by a third party trustee charged with disbursing proceeds from Enterprise Products Partners’ Petal GO Zone bond offering.   As of June 30, 2008, all proceeds from the Petal GO Zone bonds had been released by the trustee to fund construction costs associated with the expansion of Enterprise Products Partners’ Petal, Mississippi storage facility.  The following table presents the components of our restricted cash balances at the periods indicated:

	September 30,	December 31,
	2008	2007
Amounts held in brokerage accounts related to
commodity hedging activities and physical natural gas purchases	$183,221	$53,144
Proceeds from Petal GO Zone bonds reserved for construction costs	--	17,871
Total restricted cash	$183,221	$71,015

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

In August 2008, Enterprise Products Partners, TEPPCO and Oiltanking Holding Americas, Inc. (“Oiltanking”), announced the formation of a joint venture (the “Texas Offshore Port System”) to design, construct, operate and own a Texas offshore crude oil port and related pipeline and storage infrastructure that would facilitate delivery of waterborne crude oil to refining centers located along the upper Texas Gulf Coast.  Demand for such projects is being driven by planned and expected refinery expansions along the Gulf Coast, expected increases in shipping traffic and operating limitations of regional ship channels.

The joint venture’s primary project, referred to as “TOPS,” includes (i) an offshore port (which will be located approximately 36 miles from Freeport, Texas), (ii) an onshore storage facility with approximately 3.9 million barrels of crude oil storage capacity, and (iii) an 85-mile crude oil pipeline system having a transportation capacity of up to 1.8 million barrels per day, that will extend from the offshore port to a Texas City, Texas storage facility.  TOPS is expected to begin service as early as the fourth quarter of 2010.   The joint venture’s second and complementary project, referred to as the Port Arthur Crude Oil Express (or “PACE”) will transport crude oil from Texas City, including crude oil from TOPS, and will consist of a 75-mile pipeline and 1.2 million barrels of crude oil storage capacity in the Port Arthur, Texas area.   PACE is expected to begin service as early as the third quarter of 2010.   Development of the TOPS and PACE projects is supported by long-term contracts with affiliates of Motiva Enterprises LLC and Exxon Mobil Corporation, which have committed a combined 725,000 barrels per day of crude oil to the projects.

Enterprise Products Partners, TEPPCO and Oiltanking each own, through their respective subsidiaries, a one-third interest in the joint venture.  A subsidiary of Enterprise Products Partners acts as construction manager and will act as operator for the joint venture.  The aggregate cost of the TOPS and PACE projects is expected to be approximately $1.8 billion (excluding capitalized interest), with the majority of such capital expenditures occurring in 2009 and 2010.  Enterprise Products Partners and TEPPCO have each guaranteed up to approximately $700.0 million of the capital contribution obligations of their respective subsidiary partners in the joint venture.

Within their respective financial statements, TEPPCO and Enterprise Products Partners will account for their individual ownership interests in the Texas Offshore Port System using the equity method of accounting.  As a result of common control of TEPPCO and Enterprise Products Partners at the Parent Company level, the Texas Offshore Port System is a consolidated subsidiary of the Parent Company and Oiltanking’s interest in the joint venture will be accounted for as minority interest.  For financial reporting purposes, management determined that the joint venture will be included within our Investment in Enterprise Products Partners segment.

▪	Investment in TEPPCO – Reflects the consolidated operations of TEPPCO and its general partner, TEPPCO GP. This segment also includes the assets and operations of Jonah Gas Gathering Company (“Jonah”).

TEPPCO and Enterprise Products Partners are joint venture partners in Jonah, which owns a natural gas gathering system (the “Jonah system”) located in southwest Wyoming.  Within their respective financial statements, Enterprise Products Partners and TEPPCO account for their individual ownership interests in Jonah using the equity method of accounting.  As a result of common control of TEPPCO and Enterprise Products Partners at the Parent Company level, Jonah is a consolidated subsidiary of the Parent Company. For financial reporting purposes, management determined that Jonah will be included within our Investment in TEPPCO segment.

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

The following table presents selected business segment information for the periods indicated:

	Investment		Investment
	in		in
	Enterprise	Investment	Energy	Adjustments
	Products	in	Transfer	and	Consolidated
	Partners	TEPPCO	Equity	Eliminations	Totals
Revenues from external customers:
Three months ended September 30, 2008	$5,997,743	$4,248,434	$--	$--	$10,246,177
Three months ended September 30, 2007	3,933,157	2,622,267	--	--	6,555,424
Nine months ended September 30, 2008	17,498,445	11,313,982	--	--	28,812,427
Nine months ended September 30, 2007	11,268,342	6,751,385	--	--	18,019,727

Revenues from related parties: (1)
Three months ended September 30, 2008	300,159	15,965	--	(63,165)	252,959
Three months ended September 30, 2007	178,839	5,801	--	(18,340)	166,300
Nine months ended September 30, 2008	823,607	57,825	--	(149,759)	731,673
Nine months ended September 30, 2007	379,314	7,834	--	(50,606)	336,542

Total revenues: (1)
Three months ended September 30, 2008	6,297,902	4,264,399	--	(63,165)	10,499,136
Three months ended September 30, 2007	4,111,996	2,628,068	--	(18,340)	6,721,724
Nine months ended September 30, 2008	18,322,052	11,371,807	--	(149,759)	29,544,100
Nine months ended September 30, 2007	11,647,656	6,759,219	--	(50,606)	18,356,269

Equity in earnings of unconsolidated affiliates:
Three months ended September 30, 2008	9,652	399	9,336	--	19,387
Three months ended September 30, 2007	11,604	(1,991)	(3,042)	--	6,571
Nine months ended September 30, 2008	31,914	(142)	36,491	--	68,263
Nine months ended September 30, 2007	9,516	(4,120)	(268)	--	5,128

Operating income: (2)
Three months ended September 30, 2008	313,822	88,598	9,336	(1,723)	410,033
Three months ended September 30, 2007	208,368	75,998	(3,042)	(1,012)	280,312
Nine months ended September 30, 2008	1,043,843	287,752	36,491	(9,642)	1,358,444
Nine months ended September 30, 2007	608,599	251,815	(268)	(11,932)	848,214

Segment assets: (3)
At September 30, 2008	17,868,304	7,071,081	1,602,611	(103,979)	26,438,017
At December 31, 2007	16,372,652	5,801,709	1,653,463	(103,722)	23,724,102

Investments in and advances
to unconsolidated affiliates (see Note 8):
At September 30, 2008	636,107	264,619	1,602,611	--	2,503,337
At December 31, 2007	622,502	263,038	1,653,463	--	2,539,003

Intangible assets, net (see Note 10): (4)
At September 30, 2008	866,313	960,638	--	(17,371)	1,809,580
At December 31, 2007	917,000	920,780	--	(17,581)	1,820,199

Goodwill (see Note 10):
At September 30, 2008	616,996	306,826	--	--	923,822
At December 31, 2007	591,652	215,928	--	--	807,580

(1)  Amounts presented in the “Adjustments and Eliminations” column represent the elimination of intercompany revenues.
(2)  Amounts presented in the “Adjustments and Eliminations” column represent the elimination of intercompany revenues and expenses.
(3)  Amounts presented in the “Adjustments and Eliminations” column represent the elimination of intercompany receivables and investment balances, as well as the elimination of contracts Enterprise Products Partners purchased in cash from TEPPCO in 2006.
(4)  Amounts presented in the “Adjustments and Eliminations” column represent the elimination of contracts Enterprise Products Partners purchased from TEPPCO in 2006.

The following tables present total segment revenues by business line for each of Enterprise Products Partners and TEPPCO for the periods indicated.  Enterprise Products Partners operates in four primary business lines: (i) NGL Pipelines & Services; (ii) Onshore Natural Gas Pipelines & Services; (iii) Offshore Pipelines & Services; and (iv) Petrochemical Services.  At December 31, 2007, TEPPCO operated in three business lines: (i) Downstream, (ii) Upstream and (iii) Midstream. Effective February 1, 2008, TEPPCO added a fourth business line, Marine Services, with the acquisition of its marine services business (see Note 9).

Enterprise Products Partners

	Business Line
		Onshore
	NGL	Natural Gas	Offshore
	Pipelines	Pipelines	Pipelines	Petrochemical		Segment
	& Services	& Services	& Services	Services	Eliminations	Totals
Three months ended September 30, 2008	$6,742,691	$1,271,038	$65,325	$1,042,742	$(2,823,894)	$6,297,902
Three months ended September 30, 2007	4,232,838	573,146	53,859	708,813	(1,456,660)	4,111,996
Nine months ended September 30, 2008	19,476,850	3,406,932	206,248	2,830,423	(7,598,401)	18,322,052
Nine months ended September 30, 2007	11,971,268	1,633,167	144,324	1,920,781	(4,021,884)	11,647,656

Sales of natural gas liquids (“NGLs”), natural gas and petrochemical products by Enterprise Products Partners aggregated $5.83 billion and $3.69 billion for the three months ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008 and 2007, sales of NGLs, natural gas and petrochemical products by Enterprise Products Partners aggregated $16.89 billion and $10.41 billion, respectively.

Enterprise Products Partners’ natural gas marketing business, which is included in its Onshore Natural Gas Pipelines & Services business line, has increased significantly during 2008. These marketing activities have four primary objectives: (i) to mitigate risk; (ii) maximize the use of Enterprise Products Partners’ natural gas assets; (iii) to provide real-time market intelligence; and (iv) to link Enterprise Products Partners’ noncontiguous natural gas assets together to enhance the profitability of such operations. To achieve these objectives, Enterprise Products Partners’ natural gas marketing activities transact with various parties to provide transportation, balancing, storage, supply and sales services.   The majority of Enterprise Products Partners’ natural gas marketing activities are focused on the Gulf Coast and Rocky Mountain regions.

Enterprise Products Partners’ natural gas marketing business acquires natural gas to fulfill its sales commitments from (i) processing plants owned by Enterprise Products Partners and (ii) purchases from third-parties at pipeline interconnects, which also facilitates incremental throughput on Enterprise Products Partners’ natural gas transportation pipelines. These natural gas supplies are then sold to industrial consumers, utilities and power plants at prices that include a transportation fee.  In addition, sales are made with third party marketing companies at industry hub locations in order to balance Enterprise Products Partners’ supply/demand portfolio.  These purchase and sale transactions are typically based on published daily or monthly index prices.   Enterprise Products Partners utilizes financial instruments to hedge various transactions within its natural gas marketing business (see Note 5).

Enterprise Products Partners also uses third party transportation and storage capacity to link together its noncontiguous natural gas assets.  Its natural gas marketing business contracts with third party transportation and storage providers to provide services on both a firm and interruptible basis.  This strategy allows Enterprise Products Partners to compliment and strengthen its portfolio of natural gas assets.

TEPPCO

	Business Line
				Marine		Segment
	Downstream	Upstream	Midstream	Services	Eliminations	Totals
Three months ended September 30, 2008	$97,052	$4,032,384	$88,947	$46,018	$(35)	$4,264,366
Three months ended September 30, 2007	84,528	2,465,031	78,509	--	(52)	2,628,016
Nine months ended September 30, 2008	271,187	10,713,042	267,989	119,590	(134)	11,371,674
Nine months ended September 30, 2007	262,626	6,255,434	241,239	--	(495)	6,758,804

Sales of petroleum products, primarily crude oil, by TEPPCO were $4.03 billion and $2.46 billion for the three months ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008 and 2007, sales of petroleum products, primarily crude oil, by TEPPCO were $10.68 billion and $6.24 billion, respectively.

Note 4.  Accounting for Unit-Based Awards

We account for unit-based awards in accordance with SFAS 123(R), Share-Based Payment. SFAS 123(R) requires us to recognize compensation expense related to unit-based awards based on the fair value of the award at grant date.  The fair value of restricted unit awards is based on the market price of the underlying common units on the date of grant.  The fair value of other unit-based awards is estimated using the Black-Scholes option pricing model.  The fair value of an equity-classified award (such as a restricted unit award) is amortized to earnings on a straight-line basis over the requisite service or vesting period. Compensation expense for liability-classified awards (such as unit appreciation rights (“UARs”)) is recognized over the requisite service or vesting period of an award based on the fair value of the award remeasured at each reporting period.  Liability-type awards are settled in cash upon vesting.

As used in the context of the EPCO and TEPPCO plans, the term “restricted unit” represents a time-vested unit under SFAS 123(R).  Such awards are nonvested until the required service period expires.

The following table summarizes our unit-based compensation amounts by plan during each of the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Parent Company:
EPGP UARs	$(5)	$26	$(2)	$85
EPCO Employee Partnerships	128	36	199	67
EPCO 1998 Long-Term Incentive Plan (“1998 Plan”)	110	37	199	70
Total Parent Company	233	99	396	222
Enterprise Products Partners:
EPCO Employee Partnerships	1,540	1,364	4,099	2,542
Enterprise Products 2008 Long-Term Incentive Plan (“EPD 2008 LTIP”)	36	--	50	--
EPCO 1998 Plan (1)	2,685	2,120	6,450	9,887
DEP GP UARs	(1)	23	5	58
Total Enterprise Products Partners	4,260	3,507	10,604	12,487
TEPPCO:
EPCO Employee Partnerships (2)	201	150	474	276
EPCO 1998 Plan (2)	319	207	757	434
TEPPCO 1999 Phantom Unit Retention Plan (“1999 Plan”) (3)	(91)	(51)	(40)	731
TEPPCO 2000 Long-Term Incentive Plan (“2000 LTIP”) (3)	39	(25)	(135)	277
TEPPCO 2005 Phantom Unit Plan (“2005 Phantom Unit Plan”)	(32)	(112)	74	429
EPCO 2006 TPP Long-Term Incentive Plan (“2006 LTIP”)	331	185	793	289
Total TEPPCO	767	354	1,923	2,436
Total consolidated expense	$5,260	$3,960	$12,923	$15,145

(1)  Amounts presented for the nine months ended September 30, 2007 include $4.6 million associated with the resignation of a former Chief Executive Officer of Enterprise Products Partners.
(2)  Represents amounts allocated to TEPPCO in connection with the use of shared services under the EPCO administrative services agreement.
(3)  The decrease in compensation expense for the three months ended September 30, 2007 and the three and nine months ended September 30, 2008, is primarily due to a decrease in TEPPCO’s unit price at September 30, 2007 and September 30, 2008, respectively, as compared to the unit price at June 30, 2007, June 30, 2008 and December 31, 2007, respectively.

EPGP UARs

The non-employee directors of EPGP have been granted UARs in the form of letter agreements.  These liability awards are not part of any established long-term incentive plan of EPCO, the Parent Company or Enterprise Products Partners.  These UARs entitle each non-employee director to receive a cash payment on the vesting date equal to the excess, if any, of the fair market value of the Parent Company’s Units (determined as of a future vesting date) over the grant date fair value. These UARs are accounted for similar to liability awards under SFAS 123(R) since they will be settled with cash.  At September 30, 2008 and December 31, 2007, we had a total of 90,000 outstanding UARs granted to non-employee directors of EPGP that cliff vest in 2011.  If a director resigns prior to vesting, his UAR awards are forfeited.

EPCO Employee Partnerships

EPCO formed the Employee Partnerships to serve as an incentive arrangement for key employees of EPCO by providing them a “profits interest” in the Employee Partnerships.  Currently, there are five Employee Partnerships: EPE Unit I, EPE Unit II, EPE Unit III, Enterprise Unit and TEPPCO Unit. EPE Unit I was formed in August 2005 in connection with the Parent Company’s initial public offering.  EPE Unit II was formed in December 2006 and EPE Unit III was formed in May 2007.  Enterprise Unit was formed in February 2008 and TEPPCO Unit was formed in September 2008.  For a detailed description of EPE Unit I, EPE Unit II and EPE Unit III, see our Annual Report on Form 10-K for the year ended December 31, 2007.

In July 2008, each of EPE Unit I, EPE Unit II and EPE Unit III entered into a second amendment to its respective agreement of limited partnership (“Second Amendment”).  The Second Amendments for

EPE Unit I and EPE Unit II provide for the reduction of the rate at which the Class A Limited Partner, Duncan Family Interests, Inc., earns a preferred return on its investment in EPE Unit I and EPE Unit II (“Class A Preference Return Rate”).  The Class A Preference Return Rate in each of these two limited partnership agreements was reduced from 6.25% to a floating preference rate to be determined by EPCO (in its sole discretion) that will be between 4.50% and 5.725% per annum.  The Second Amendment for EPE Unit I and EPE Unit II also provides that the liquidation date of these partnerships be extended to November 2012 and February 2014, respectively.  The Second Amendment for EPE Unit III extends the liquidation date of EPE Unit III to May 2014.  Collectively, the Second Amendment to these partnership agreements resulted in an aggregate $18.2 million increase in non-cash compensation costs attributable to the profits interest awards in EPE Unit I, EPE Unit II and EPE Unit III.

As of September 30, 2008, there was an estimated $45.1 million of combined unrecognized compensation cost related to the five Employee Partnerships.  We will recognize our share of these costs in accordance with the EPCO administrative services agreement (“the ASA”) over a weighted-average period of 5.2 years.

Enterprise Unit. On February 20, 2008, EPCO formed Enterprise Unit to serve as an incentive arrangement for certain employees of EPCO through a “profits interest” in Enterprise Unit.  On that date, EPCO Holdings, Inc. (“EPCO Holdings”) agreed to contribute $18.0 million in the aggregate (the “Initial Contribution”) to Enterprise Unit and was admitted as the Class A limited partner.  Certain key employees of EPCO, including our Chief Executive Officer and Chief Financial Officer, were issued Class B limited partner interests and admitted as Class B limited partners of Enterprise Unit without any capital contributions.  EPCO Holdings made capital contributions to Enterprise Unit in addition to its Initial Contribution and may make additional contributions, although it has no legal obligation to do so.  As of September 30, 2008, EPCO Holdings has contributed a total of $51.5 million to Enterprise Unit.

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

An allocated portion of the fair value of these equity awards will be charged to us under the EPCO ASA as a non-cash expense.  We will not reimburse EPCO, Enterprise Unit or any of their affiliates or partners, through the ASA or otherwise, in cash for any expenses related to Enterprise Unit, including the Initial Contribution by EPCO Holdings.

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

TEPPCO Unit.  On September 4, 2008, EPCO formed TEPPCO Unit to serve as an incentive arrangement for certain employees of EPCO through a “profits interest” in TEPPO Unit. EPCO Holdings contributed approximately $7.0 million to TEPPCO Unit as a capital contribution with respect to its interest and was admitted as the Class A limited partner of TEPPCO Unit.  TEPPCO Unit purchased 241,380 common units of TEPPCO directly from TEPPCO in an unregistered transaction at the public offering price concurrently with the closing of TEPPCO’s September 2008 equity offering.  Certain EPCO employees who perform services for TEPPCO, including its Chief Executive Officer and Chief Financial Officer, were issued Class B limited partner interests and admitted as Class B limited partners of TEPPCO Unit without any capital contribution.

As with awards granted in connection with the other Employee Partnerships, these awards are designed to provide additional long-term incentive compensation for certain employees.  The profits  interest awards (or Class B limited partner interests) in TEPPCO Unit entitle the holder to participate in the appreciation in value of TEPPCO’s units.

An allocated portion of the fair value of these equity awards will be charged to us under the EPCO ASA as a non-cash expense.  We will not reimburse EPCO, TEPPCO Unit or any of their affiliates or partners, through the ASA or otherwise, for any expenses related to TEPPCO Unit, including the $7.0 million contribution to TEPPCO Unit or the purchase of the units by TEPPCO Unit.

Unless otherwise agreed to by EPCO, and a majority in interest of the Class B limited partners of TEPPCO Unit, TEPPCO Unit will terminate at the earlier of September 4, 2013 (five years from the date of TEPPCO Unit’s Agreement of Limited Partnership) or a change in control of TEPPCO, TEPPCO GP or EPCO. Summarized below are certain material terms regarding quarterly cash distributions by TEPPCO Unit to its partners:

▪
Distributions of cash flow – Each quarter, 100% of the cash distributions received by TEPPCO Unit from TEPPCO in that quarter will be distributed to the Class A limited partner until the Class A limited partner has received an amount equal to the Class A preferred return (as defined below), and any excess distributions received by TEPPCO Unit in that quarter will be distributed to the Class B limited partners.  The Class A preferred return equals the Class A capital base (as defined below) multiplied by a floating rate determined by EPCO, in its sole discretion, that will be no less than 4.5% and no greater than 5.725% per annum.  The Class A limited partner’s capital base equals the amount of any other contributions of cash or cash equivalents made by the Class A limited partner to TEPPCO Unit, plus any unpaid Class A preferred return from prior periods, less any distributions made by TEPPCO Unit of proceeds from the sale of units owned by TEPPCO Unit (as described below).

▪
Liquidating Distributions – Upon liquidation of TEPPCO Unit, units having a fair market value equal to the Class A limited partner capital base will be distributed to EPCO Holdings, plus any accrued Class A preferred return for the quarter in which liquidation occurs.  Any remaining units will be distributed to the Class B limited partners.

▪
Sale Proceeds – If TEPPCO Unit sells any units that it beneficially owns, the sale proceeds will be distributed to the Class A limited partner and the Class B limited partners in the same manner as liquidating distributions described above.

EPCO 1998 Plan

The EPCO 1998 Plan provides for the issuance of up to 7,000,000 common units of Enterprise Products Partners.  After giving effect to outstanding option awards at September 30, 2008 and the issuance and forfeiture of restricted unit awards through September 30, 2008, a total of 771,546 additional common units of Enterprise Products Partners could be issued under the EPCO 1998 Plan.

Enterprise Products Partners’ unit option awards.  Under the EPCO 1998 Plan, non-qualified incentive options to purchase a fixed number of Enterprise Products Partners’ common units may be granted to key employees of EPCO who perform management, administrative or operational functions for us.  The following table presents option activity under the EPCO 1998 Plan for the periods indicated:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
	Number of	strike price	contractual	intrinsic
	units	(dollars/unit)	term (in years)	value (1)
Outstanding at December 31, 2007 (2)	2,315,000	$26.18
Exercised	(61,500)	$20.38
Forfeited or terminated	(85,000)	$26.72
Outstanding at September 30, 2008	2,168,500	$26.32	5.44	$2,356
Options exercisable at
September 30, 2008	548,500	$21.47	4.33	$2,356

(1)  Aggregate intrinsic value reflects fully vested option awards at September 30, 2008.
(2)  During 2008, Enterprise Products Partners amended the terms of certain of its outstanding unit options. In general, the expiration dates of these awards were modified from May and August 2017 to December 2012.

The total intrinsic value of option awards exercised during the three and nine months ended September 30, 2008 was $0.1 million and $0.6 million, respectively.  At September 30, 2008, there was an estimated $1.9 million of total unrecognized compensation cost related to nonvested unit options granted under the EPCO 1998 Plan.  We expect to recognize our share of this cost over a weighted-average period of 2.4 years in accordance with the EPCO ASA.

During the nine months ended September 30, 2008 and 2007, Enterprise Products Partners received cash of $0.7 million and $7.7 million, respectively, from the exercise of unit options.  Conversely, its option-related reimbursements to EPCO were $0.6 million and $2.9 million, respectively.

Enterprise Products Partners’ restricted unit awards.  Under the EPCO 1998 Plan, Enterprise Products Partners may also issue restricted common units to key employees of EPCO and directors of EPGP.

The following table summarizes information regarding Enterprise Products Partners’ restricted unit awards for the periods indicated:

		Weighted-
		average grant
	Number of	date fair value
	units	per unit (1)
Restricted units at December 31, 2007	1,688,540
Granted (2)	750,900	$25.30
Forfeited	(84,677)	$26.83
Vested	(115,150)	$22.83
Restricted units at September 30, 2008	2,239,613

(1)  Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. The weighted-average grant date fair value per unit for forfeited and vested awards is determined before an allowance for forfeitures.
(2)  Aggregate grant date fair value of restricted unit awards issued during 2008 was $19.0 million based on a grant date market price of Enterprise Products Partners’ common units ranging from $28.21 to $32.31 per unit and an estimated forfeiture rate of 17.0%.

The total fair value of Enterprise Products Partners’ restricted unit awards that vested during the three and nine months ended September 30, 2008 was $1.2 million and $2.6 million, respectively.  As of September 30, 2008, there was an estimated $34.6 million of total unrecognized compensation cost related to restricted common units of Enterprise Products Partners.  We will recognize our share of such costs in accordance with the EPCO ASA.  At September 30, 2008, these costs are expected to be recognized over a weighted-average period of 2.4 years.

EPD 2008 LTIP

On January 29, 2008, the unitholders of Enterprise Products Partners approved the EPD 2008 LTIP, which provides for awards of Enterprise Products Partners’ common units and other rights to its non-employee directors and to consultants and employees of EPCO and its affiliates providing services to Enterprise Products Partners. Awards under the EPD 2008 LTIP may be granted in the form of unit options, restricted units, phantom units, UARs and distribution equivalent rights. The EPD 2008 LTIP is administered by EPGP’s Audit, Conflicts and Governance (“ACG”) Committee. The EPD 2008 LTIP provides for the issuance of up to 10,000,000 of Enterprise Products Partners’ common units.  After giving effect to option awards outstanding at September 30, 2008, a total of 9,205,000 additional common units of Enterprise Products Partners could be issued under the EPD 2008 LTIP.

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

Weighted-
		Weighted-	average
		average	remaining
	Number of	strike price	contractual
	units	(dollars/unit)	term (in years)
Outstanding at January 1, 2008	--
Granted (1)	795,000	$30.93
Outstanding at September 30, 2008	795,000	$30.93	5.25

(1)  Aggregate grant date fair value of these unit options issued during 2008 was $1.6 million based on the following assumptions: (i) a grant date market price of Enterprise Products Partners’ common units of $30.93 per unit; (ii) expected life of options of 4.7 years; (iii) risk-free interest rate of 3.3%; (iv) expected distribution yield on Enterprise Products Partners’ common units of 7.0%; (v) expected unit price volatility on Enterprise Products Partners’ common units of 19.8%; and (vi) an estimated forfeiture rate of 17.0%.

At September 30, 2008, there was an estimated $1.4 million of total unrecognized compensation cost related to Enterprise Products Partners’ nonvested unit options granted under the EPD 2008 LTIP.  We expect to recognize our share of this cost over a remaining period of 3.6 years in accordance with the EPCO ASA.

DEP GP UARs

The non-employee directors of DEP GP, the general partner of Duncan Energy Partners, have been granted UARs in the form of letter agreements. These liability awards are not part of any established long-term incentive plan of EPCO, the Parent Company, Duncan Energy Partners or Enterprise Products Partners.  These UARs entitle each non-employee director to receive a cash payment on the vesting date equal to the excess, if any, of the fair market value of the Parent Company’s Units (determined as of a future vesting date) over the grant date fair value.  These UARs are accounted for similar to liability awards under SFAS 123(R) since they will be settled with cash.  At September 30, 2008 and December 31, 2007, we had a total of 90,000 outstanding UARs granted to non-employee directors of DEP GP that cliff vest in 2012.  If a director resigns prior to vesting, his UAR awards are forfeited.

TEPPCO 1999 Plan

The TEPPCO 1999 Plan provides for the issuance of phantom unit awards as incentives to key employees of EPCO working on behalf of TEPPCO.  In April 2008, 13,000 phantom units vested resulting in a cash payment of $0.4 million.  A total of 18,600 phantom units were outstanding under the TEPPCO 1999 Plan at September 30, 2008.  The awards cliff vest as follows:  13,000 in April 2009 and 5,600 in January 2010.  At September 30, 2008 and December 31, 2007, TEPPCO had accrued liability balances of $0.5 million and $1.0 million, respectively, for compensation related to the TEPPCO 1999 Plan.

TEPPCO 2000 LTIP

The TEPPCO 2000 LTIP provides key employees of EPCO working on behalf of TEPPCO incentives to achieve improvements in TEPPCO’s financial performance. On December 31, 2007, 8,400 phantom units vested and $0.5 million was paid out to participants in the first quarter of 2008. At September 30, 2008, a total of 11,300 phantom units were outstanding under the TEPPCO 2000 LTIP that cliff vest on December 31, 2008 and will be paid out to participants in 2009. At September 30, 2008 and December 31, 2007, TEPPCO had accrued liability balances of $0.3 million and $0.9 million, respectively, related to the TEPPCO 2000 LTIP.

TEPPCO 2005 Phantom Unit Plan

The TEPPCO 2005 Phantom Unit Plan provides key employees of EPCO working on behalf of TEPPCO incentives to achieve improvements in TEPPCO’s financial performance.  On December 31, 2007, 36,200 phantom units vested and $1.6 million was paid out to participants in the first quarter of 2008.  At September 30, 2008, a total of 36,600 phantom units were outstanding under the TEPPCO 2005 Phantom Unit Plan that cliff vest on December 31, 2008 and will be paid out to participants in 2009.  At September 30, 2008 and December 31, 2007, TEPPCO had accrued liability balances of $0.8 million and $2.6 million, respectively, related to the TEPPCO 2005 Phantom Unit Plan.

TEPPCO 2006 LTIP

The TEPPCO 2006 LTIP provides for awards of TEPPCO common units and other rights to its non-employee directors and to certain employees of EPCO working on behalf of TEPPCO.  Awards granted under the TEPPCO 2006 LTIP may be in the form of restricted units, phantom units, unit options, UARs and distribution equivalent rights.  In May 2008, TEPPCO granted 200,000 unit options and 95,900 restricted units to certain EPCO employees working on behalf of TEPPCO and 29,429 UARs to a non-employee director of TEPPCO GP in connection with his election to the board.  After giving effect to outstanding unit options and restricted units at September 30, 2008, and the forfeiture of restricted units through September 30, 2008, a total of 4,487,700 additional units of TEPPCO could be issued under the TEPPCO 2006 LTIP in the future.

TEPPCO unit options.  The  information in the following table presents unit option activity under the TEPPCO 2006 LTIP for the periods indicated.  No options were exercisable at September 30, 2008.

			Weighted-
		Weighted-	average
		average	remaining
	Number	strike price	contractual
	of units	(dollars/unit)	term (in years)
Outstanding at December 31, 2007 (1)	155,000	$45.35
Granted (2)	200,000	$35.86
Outstanding at September 30, 2008	355,000	$40.00	4.82

(1)  During 2008, previous unit option grants were amended. The expiration dates of the 2007 awards were modified from May 22, 2017 to December 31, 2012.
(2)  The total grant date fair value of these awards was $0.3 million based on the following assumptions: (i) expected life of the option of 4.7 years; (ii) risk-free interest rate of 3.3%; (iii) expected distribution yield on TEPPCO common units of 7.9%; (iv) estimated forfeiture rate of 17.0% and (v) expected unit price volatility on TEPPCO’s common units of 18.7%.

At September 30, 2008, total unrecognized compensation cost related to nonvested option awards granted under the TEPPCO 2006 LTIP was an estimated $0.6 million.  TEPPCO expects to recognize this cost over a weighted-average period of 3.2 years.

TEPPCO restricted units. The following table summarizes information regarding TEPPCO’s restricted unit awards for the periods indicated:

		Weighted-
		average grant
	Number of	date fair value
	units	per unit (1)
Restricted units at December 31, 2007	62,400
Granted (2)	95,900	$32.97
Forfeited	(1,000)	$35.86
Restricted units at September 30, 2008	157,300

(1)  Determined by dividing the aggregate grant date fair value of awards (including an allowance for forfeitures) by the number of awards issued.
(2)  Aggregate grant date fair value of restricted unit awards issued during the nine months ended September 30, 2008 was $2.8 million based on grant date market prices of TEPPCO’s common units ranging from $34.63 to $35.86 per unit and an estimated forfeiture rate of 17.0%.

None of TEPPCO’s restricted unit awards vested during the nine months ended September 30, 2008.  At September 30, 2008, there was an estimated $4.1 million of total unrecognized compensation cost related to restricted unit awards granted under the TEPPCO 2006 LTIP.  TEPPCO expects to recognize these costs over a weighted-average period of 3.1 years.

TEPPCO UARs and phantom units.  On June 20, 2008, 29,429 UARs were awarded under the TEPPCO 2006 LTIP to a non-employee director of TEPPCO GP in connection with his election to the board.  As of September 30, 2008, there were a total of 95,654 UARs outstanding that had been granted to non-employee directors of TEPPCO GP and 335,723 UARs outstanding that were granted to certain employees of EPCO who work on behalf of TEPPCO.  These UAR awards are subject to five year cliff vesting.  If the non-employee director or employee resigns prior to vesting, their UAR awards are forfeited.  These UAR awards are accounted for similar to liability awards under SFAS 123(R) since they will be settled with cash.

As of September 30, 2008 and December 31, 2007, there were a total of 1,647 phantom unit awards outstanding that had been granted to non-employee directors of TEPPCO GP.  Each phantom unit will be redeemed in cash the earlier of (i) April 2011 or (ii) when the director is no longer serving on the board of TEPPCO GP.  In addition, during the vesting period, each participant is entitled to cash distributions equal to the product of the number of phantom units outstanding for the participant and the cash distribution per unit paid by TEPPCO on its common units.  Phantom units awarded to non-employee directors are accounted for similar to liability awards.

Note 5.  Financial Instruments

We are exposed to financial market risks, including changes in commodity prices, interest rates and foreign exchange rates.  We may use financial instruments (e.g., futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions.  In general, the types of risks we attempt to hedge are those related to (i) the variability of future earnings, (ii) fair values of certain debt instruments and (iii) cash flows resulting from changes in applicable interest rates, commodity prices or exchange rates.

We recognize financial instruments as assets and liabilities on our Unaudited Condensed Consolidated Balance Sheets based on fair value.  Fair value is generally defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, not in a forced or liquidation sale.  The estimated fair values of our financial instruments have been determined using available market information and appropriate valuation techniques.  We must use considerable judgment, however, in interpreting market data and developing these estimates.  Accordingly, our fair value estimates are not necessarily indicative of the amounts that we could realize upon disposition of these instruments.

The use of different market assumptions and/or estimation techniques could have a material effect on our estimates of fair value.

Changes in fair value of financial instrument contracts are recognized in earnings in the current period unless specific hedge accounting criteria are met.  If the financial instrument meets the criteria of a fair value hedge, gains and losses incurred on the instrument will be recorded in earnings to offset corresponding losses and gains on the hedged item.  If the financial instrument meets the criteria of a cash flow hedge, gains and losses incurred on the instrument are recorded in accumulated other comprehensive income (“AOCI”). Gains and losses on cash flow hedges are reclassified from accumulated other comprehensive income to earnings when the forecasted transaction occurs or, as appropriate, over the economic life of the hedged item.  A contract designated as a hedge of an anticipated transaction that is no longer likely to occur is immediately recognized in earnings.

To qualify for hedge accounting, the item to be hedged must expose us to risk and the related hedging instrument must reduce the exposure and meet the formal hedging requirements of SFAS 133.  We formally designate the financial instrument as a hedge and document and assess the effectiveness of the hedge at its inception and thereafter on a quarterly basis.  Any hedge ineffectiveness is immediately recognized in earnings.

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

Interest Rate Risk Hedging Program

Parent Company.  The Parent Company’s interest rate exposure results from variable interest rate borrowings under its credit facility.  A portion of the Parent Company’s interest rate exposure is managed by utilizing interest rate swaps and similar arrangements, which effectively convert a portion of its variable rate debt into fixed rate debt.  The Parent Company had four floating-to-fixed interest rate swap agreements outstanding at September 30, 2008 that were accounted for as cash flow hedges.

	Number	Period Covered	Termination	Variable to	Notional
Hedged Variable Rate Debt	Of Swaps	by Swap	Date of Swap	Fixed Rate (1)	Value
Parent Company variable-rate borrowings	2	Aug. 2007 to Aug. 2009	Aug. 2009	2.79% to 5.01%	$250.0 million
Parent Company variable-rate borrowings	2	Sep. 2007 to Aug. 2011	Aug. 2011	2.79% to 4.82%	$250.0 million

(1) Amounts receivable from or payable to the swap counterparties are settled every three months (the “settlement period”).

As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded into other comprehensive income and amortized into income based on the settlement period hedged.  Any ineffectiveness is recorded directly into earnings as an increase or decrease in interest expense.  The Parent Company recorded a nominal amount and $0.8 million of ineffectiveness (a benefit) related to these interest rate swaps during the three and nine months ended September 30, 2008, respectively, which is a component of interest expense on our Unaudited Condensed Statements of Consolidated Operations.

At September 30, 2008 and December 31, 2007, the aggregate fair value of these interest rate swaps was a liability of $10.7 million and $12.1 million, respectively. The Parent Company expects to reclassify $1.3 million of this loss to earnings (as an increase in interest expense) during the fourth quarter of 2008.  The remainder of the estimated loss would be similarly reclassified to earnings if the forward interest rate assumptions underlying the estimated liability at September 30, 2008 actually materialized.  With respect to the first, second and third quarters of 2009, the reclassification amount would be $3.5 million in the aggregate.

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

Enterprise Products Partners had five interest rate swaps outstanding at September 30, 2008 that were accounted for as fair value hedges.  These agreements had a combined notional value of $500.0 million and match the maturity dates of the underlying fixed rate debt being hedged.  The aggregate fair value of these interest rate swaps at September 30, 2008 was $13.2 million (an asset), with an offsetting increase in the fair value of the underlying debt.   There were eleven interest rate swaps outstanding at December 31, 2007 having an aggregate fair value of $14.8 million (an asset).  Interest expense for the three months ended September 30, 2008 and 2007 includes a $1.8 million benefit and a $2.3 million loss, respectively, from interest rate swap agreements.  For the nine months ended September 30, 2008 and 2007, interest expense reflects a benefit of $3.2 million and a loss of $6.9 million, respectively, from interest rate swap agreements.

The following table summarizes the termination of Enterprise Products Partners’ interest rate swaps during 2008 (dollars in millions):

	Notional	Cash
	Value	Gains (1)
Interest rate swap portfolio, December 31, 2007	$1,050.0	$--
First quarter of 2008 terminations	(200.0)	6.3
Second quarter of 2008 terminations	(250.0)	12.0
Third quarter of 2008 terminations (2)	(100.0)	--
Interest rate swap portfolio, September 30, 2008	$500.0	$18.3

(1)  Cash gains resulting from the termination, or monetization, of interest rate swaps will be amortized to earnings as a reduction to interest expense over the remaining life of the underlying debt.
(2)  In early October 2008, one counterparty filed for bankruptcy. At September 30, 2008, the fair value of this interest rate swap was $3.4 million and this amount has been fully reserved. Hedge accounting for this swap has been discontinued.

At times, Enterprise Products Partners may enter into treasury rate lock transactions to hedge U.S. treasury rates related to its anticipated issuances of debt. Gains or losses on the termination of such instruments are amortized to earnings using the effective interest method over the estimated term of the underlying fixed-rate debt. Each of Enterprise Products Partners’ treasury lock transactions was designated as a cash flow hedge under SFAS 133. The following table summarizes changes in its treasury lock portfolio since December 31, 2007 (dollars in millions):

	Notional	Cash
	Value	Losses (1)
Treasury lock portfolio, December 31, 2007	$600.0	$--
First quarter of 2008 terminations	(350.0)	27.7
Second quarter of 2008 terminations	(250.0)	12.7
Treasury lock portfolio, September 30, 2008	$--	$40.4

(1) Cash losses are included in net interest rate financial instrument losses in the Unaudited Condensed Statements of Consolidated Comprehensive Income.

Enterprise Products Partners expects to reclassify $1.8 million of cumulative net gains from the monetization of treasury lock financial instruments to earnings (as a decrease in interest expense) over the next twelve months.  This includes financial instruments that were settled in years prior to 2008.

Duncan Energy Partners. Duncan Energy Partners had three floating-to-fixed interest rate swap agreements outstanding at September 30, 2008 that were accounted for as cash flow hedges having a notional value of $175.0 million.  The purpose of these financial instruments is to reduce the sensitivity of Duncan Energy Partners’ earnings to the variable interest rates charged under its revolving credit facility.

Duncan Energy Partners recognized losses of $0.8 million and $1.6 million from these swap agreements during the three and nine months ended September 30, 2008, respectively.  The aggregate fair values of these interest rate swaps at September 30, 2008 and December 31, 2007 were liabilities of $4.3 million and $3.8 million, respectively.  As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded into other comprehensive income and amortized into income based on the settlement period hedged.  Over the next twelve months, Duncan Energy Partners expects to reclassify $1.4 million of this loss to earnings as an increase to interest expense.

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

TEPPCO expects to reclassify $5.7 million of cumulative net losses from the monetization of treasury lock financial instruments to earnings (as an increase in interest expense) over the next twelve months.  This includes financial instruments that were settled in years prior to 2008.

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

We have segregated Enterprise Products Partners’ commodity financial instruments portfolio between those financial instruments utilized in connection with its natural gas marketing activities and those used in connection with its NGL and petrochemical operations.

    Natural gas marketing activities

At September 30, 2008 and December 31, 2007, the aggregate fair values of those financial instruments utilized in connection with Enterprise Products Partners’ natural gas marketing activities was an asset of $0.8 million and a liability of $0.3 million, respectively.   Enterprise Products Partners’ natural gas marketing business and its related use of financial instruments has increased since December 31, 2007.  For additional information regarding Enterprise Products Partners’ natural gas marketing activities, see Note 3. Enterprise Products Partners currently utilizes mark-to-market accounting for substantially all of the financial instruments utilized in connection with its natural gas marketing activities.

The following table presents gains and losses recognized in earnings from this portion of the commodity financial instruments portfolio for the periods indicated (dollars in millions):

Three months ended September 30, 2008	Gains	$13.2
Three months ended September 30, 2007	Losses	$(0.6)
Nine months ended September 30, 2008	Gains	$7.8
Nine months ended September 30, 2007	Losses	$(0.1)

   NGL and petrochemical operations

At September 30, 2008 and December 31, 2007, the aggregate fair values of those financial instruments utilized in connection with Enterprise Products Partners’ NGL and petrochemical operations were liabilities of $116.6 million and $19.0 million, respectively.  The change in fair value between December 31, 2007 and September 30, 2008 is primarily due to a decrease in the price of natural gas and an increase in volumes hedged.  Almost all of the financial instruments within this portion of the commodity financial instruments portfolio are accounted for as cash flow hedges, with a small number accounted for using mark-to-market accounting.

EPO has employed a program to economically hedge a portion of earnings from its natural gas processing business (a component of Enterprise Products Partners’ NGL Pipelines & Services business segment).  This program consists of (i) the forward sale of a portion of EPO’s expected equity NGL production volumes at fixed prices through 2009 and (ii) the purchase (using commodity financial instruments) of the amount of natural gas expected to be consumed as plant thermal reduction (“PTR”) in the production of such equity NGL volumes.    The objective of this strategy is to hedge a level of gross margins (i.e., NGL sales revenues less actual costs for PTR and the gain or loss on the PTR hedge) associated with the forward sales contracts by fixing the cost of natural gas used for PTR, through the use of commodity financial instruments.  At September 30, 2008, this hedging program had hedged future gross margins before plant operating expenses of $588.8 million for 28.8 million barrels of forecasted NGL forward sales transactions extending through 2009.

NGL forward sales contracts are not accounted for as financial instruments under SFAS 133; therefore, changes in the aggregate economic value of these sales contracts are not reflected in earnings and comprehensive income until the volumes are delivered to customers.  On the other hand, the commodity financial instruments used to purchase the related quantities of PTR (i.e., “PTR hedges”) are accounted for as cash flow hedges; therefore, changes in the aggregate fair value of the PTR hedges are presented in other comprehensive income.

Prior to actual settlement, if the market price of natural gas is less than the price stipulated in a PTR hedge, we recognize an unrealized loss in other comprehensive income for the excess of the natural gas price stated in the PTR hedge over the market price.  To the extent that we realize such financial losses upon settlement of the instrument, the losses are added to the actual cost we have to pay for PTR (which would then be based on the lower market price).  The end result of this relationship – financial gain/loss on the PTR hedges plus the market price of actual natural gas purchases at the time of consumption – is that our total cost of natural gas used for PTR approximates the amount we originally hedged under this program   The converse is true if the price of natural gas decreases.  During the third quarter of 2008, the price of natural gas decreased approximately 45% from June 30, 2008.  As a result, we recognized unrealized losses in other comprehensive income with respect to the PTR hedges of $258.4 million during the third quarter of 2008. For the nine months ended September 30, 2008, we recognized unrealized losses in other comprehensive income of $126.0 million with respect to the PTR hedging program.  Once the forecasted NGL forward sales transactions occur, any realized gains and losses on the cash flow hedges would be reclassified into earnings at that time.

The following table presents gains and losses recognized in earnings from this portion of the commodity financial instruments portfolio for the periods indicated (dollars in millions):

Three months ended September 30, 2008 (1)	Losses	$(7.2)
Three months ended September 30, 2007	Losses	$(10.1)
Nine months ended September 30, 2008 (2)	Gains	$1.7
Nine months ended September 30, 2007	Losses	$(11.9)

(1) Includes ineffectiveness of $5.6 million (an expense). (2) Includes ineffectiveness of $2.8 million (an expense).

A significant number of the financial instruments in this portfolio hedge the purchase of physical natural gas.  If natural gas prices fall below the price stipulated in such financial instruments, we recognize a liability for the difference; however, if prices partially or fully recover, this liability would be reduced or eliminated, as appropriate.  Our restricted cash balance at September 30, 2008 was $183.2 million in order to meet commodity exchange deposit requirements and the negative change in the fair value of our commodity positions.

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

At September 30, 2008 and December 31, 2007, TEPPCO had a limited number of commodity financial instruments that were accounted for as cash flow hedges. The majority of these contracts will expire during 2008, with the remainder expiring during 2009, and any amounts remaining in accumulated other comprehensive income will be reclassified into earnings upon contract expiration. Gains and losses on these financial instruments offset corresponding gains or losses of the hedged item and are deferred through other comprehensive income, thus minimizing exposure to cash flow risk.  In addition, TEPPCO had some commodity financial instruments that did not qualify for hedge accounting.  These financial instruments had a minimal impact on its earnings.  The fair values of the open positions at September 30, 2008 and December 31, 2007 were liabilities of $2.8 million and $18.9 million, respectively.  No ineffectiveness was recognized as of September 30, 2008.

Foreign Currency Hedging Program – Enterprise Products Partners

Enterprise Products Partners is exposed to foreign currency exchange rate risk primarily through its Canadian NGL marketing subsidiary.  As a result, Enterprise Products Partners could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar.  Enterprise Products Partners attempts to hedge this risk using foreign exchange purchase contracts to fix the exchange rate.  Mark-to-market accounting is utilized for these contracts, which typically have a duration of one month.  For the nine months ended September 30, 2008, Enterprise Products Partners recorded minimal gains from these financial instruments.  No such amounts were recorded in the third quarter of 2008.

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

SFAS 157 established a three-tier hierarchy that classifies fair value amounts recognized or disclosed in the financial statements based on the observability of inputs used to estimate such fair values.  The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3). At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.  The characteristics of fair value amounts classified within each level of the SFAS 157 hierarchy are described as follows:

▪
Level 1 fair values are based on quoted prices, which are available in active markets for identical assets or liabilities as of the measurement date.  Active markets are defined as those in which transactions for identical assets or liabilities occur in sufficient frequency so as to provide pricing information on an ongoing basis (e.g., the NYSE or NYMEX).  Level 1 primarily consists of financial assets and liabilities such as exchange-traded financial instruments, publicly-traded equity securities and U.S. government treasury securities.

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities measured on a recurring basis at September 30, 2008.  These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels.  At September 30, 2008, there were no Level 1 financial assets or liabilities.

	Level 2	Level 3	Total
Financial assets:
Commodity financial instruments	$39,659	$20,042	$59,701
Interest rate hedging financial instruments	13,151	--	13,151
Total	$52,810	$20,042	$72,852

Financial liabilities:
Commodity financial instruments	$178,271	$58	$178,329
Interest rate hedging financial instruments	15,004	--	15,004
Total	$193,275	$58	$193,333
Net financial assets, Level 3		$19,984

Fair values associated with our interest rate and commodity financial instrument portfolios were developed using available market information and appropriate valuation techniques in accordance with SFAS 157.

The following table sets forth a reconciliation of changes in the fair value of our Level 3 financial assets and liabilities for the periods indicated:

Balance, January 1, 2008	$(5,054)
Total gains (losses) included in:
Net income (1)	(1,836)
Other comprehensive income	2,419
Purchases, issuances, settlements	1,861
Balance, March 31, 2008	(2,610)
Total gains (losses) included in:
Net income (1)	256
Other comprehensive income	(2,428)
Purchases, issuances, settlements	71
Balance, June 30, 2008	(4,711)
Total gains (losses) included in:
Net income (1)	(609)
Other comprehensive income	23,114
Purchases, issuances, settlements	2,190
Balance, September 30, 2008	$19,984

(1)  Net income includes commodity financial instrument losses of $0.6 million and $2.2 million, respectively, recorded in revenue for the three and nine months ended September 30, 2008. There were unrealized gains of $1.6 million and $1.9 million included in such amounts for the three and nine months ended September 30, 2008, respectively.

Note 6.  Inventories

Our inventory amounts by business segment were as follows at the dates indicated:

	September 30,	December 31,
	2008	2007
Investment in Enterprise Products Partners:
Working inventory (1)	$602,909	$342,589
Forward-sales inventory (2)	50,874	11,693
Subtotal	653,783	354,282
Investment in TEPPCO:
Working inventory (3)	44,526	56,574
Forward-sales inventory (4)	117,660	16,547
Subtotal	162,186	73,121
Eliminations	(3,035)	(1,717)
Total inventory	$812,934	$425,686

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

Our cost of sales amounts are a component of “Operating costs and expenses” as presented in our Unaudited Condensed Statements of Consolidated Operations.  Due to fluctuating commodity prices, we recognize lower of cost or market (“LCM”) adjustments when the carrying value of inventories exceeds their net realizable value.  These non-cash charges are a component of cost of sales.  The following table presents our total cost of sales amounts by segment for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Investment in Enterprise Products Partners (1)	$5,463,044	$3,527,776	$15,877,363	$9,886,949
Investment in TEPPCO (2)	3,995,546	2,438,094	10,598,779	6,187,071
Eliminations	(61,436)	(17,270)	(142,669)	(43,095)
Total cost of sales (3)	$9,397,154	$5,948,600	$26,333,473	$16,030,115

(1)  Includes LCM adjustments of $36.4 million and $0.2 million recognized during the three months ended September 30, 2008 and 2007, respectively. In addition, LCM adjustments of $41.3 million and $13.3 million were recognized during the nine months ended September 30, 2008 and 2007, respectively.
(2)  Includes LCM adjustments of $9.3 million recognized during the three months ended September 30, 2008. No LCM adjustments were recognized by TEPPCO during the three months ended September 30, 2007. In addition, LCM adjustments of $9.4 million and $0.6 million were recognized during the nine months ended September 30, 2008 and 2007, respectively.
(3)  The increase in cost of sales in current year periods relative to prior year periods is primarily due to higher sales volumes and energy commodity prices associated with TEPPCO and Enterprise Products Partners’ marketing activities.

Note 7.  Property, Plant and Equipment

Our property, plant and equipment amounts by business segment were as follows at the dates indicated:

	Estimated
	Useful Life	September 30,	December 31,
	In Years	2008	2007
Investment in Enterprise Products Partners:
Plants, pipelines, buildings and related assets (1)	3-35 (5)	$12,007,666	$10,873,422
Storage facilities (2)	5-35 (6)	784,808	720,795
Offshore platforms and related facilities (3)	20-31	634,809	637,812
Transportation equipment (4)	3-10	35,865	32,627
Land		50,560	48,172
Construction in progress		1,424,987	1,173,988
Total historical cost		14,938,695	13,486,816
Less accumulated depreciation		2,249,274	1,910,848
Total carrying value, net		$12,689,421	$11,575,968
Investment in TEPPCO:
Plants, pipelines, buildings and related assets (1)	5-40 (5)	$2,819,548	$2,511,714
Storage facilities (2)	5-40 (6)	292,560	260,860
Transportation equipment (4)	5-10	10,846	8,370
Marine vessels (7)	20-30	445,341	--
Land		196,641	172,348
Construction in progress		369,150	414,265
Total historical cost		4,134,086	3,367,557
Less accumulated depreciation		736,005	644,129
Total carrying value, net		$3,398,081	$2,723,428
Total property, plant and equipment, net		$16,087,502	$14,299,396

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
(7)  See Note 9 for additional information regarding the acquisition of marine services businesses by TEPPCO in February 2008.

The following table summarizes our depreciation expense and capitalized interest amounts by segment for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Investment in Enterprise Products Partners:
Depreciation expense (1)	$115,461	$108,573	$339,186	$302,639
Capitalized interest (2)	17,284	18,656	53,019	59,795
Investment in TEPPCO:
Depreciation expense (1)	33,053	26,065	92,718	72,522
Capitalized interest (2)	4,293	2,011	14,124	8,813

(1) Depreciation expense is a component of costs and expenses as presented in our Unaudited Condensed Statements of Consolidated Operations.
(2) Capitalized interest increases the carrying value of the associated asset and reduces interest expense during the period it is recorded.

Enterprise Products Partners reviewed assumptions underlying the estimated remaining useful lives of certain of its assets during the first quarter of 2008. As a result of this review, effective January 1, 2008, Enterprise Products Partners revised the remaining useful lives of these assets, most notably the assets that constitute its Texas Intrastate System.  This revision increased the remaining useful life of such assets to incorporate recent data showing that proved natural gas reserves supporting throughput and processing volumes for these assets have changed since Enterprise Products Partners’ original determination made in September 2004.  These revisions will prospectively reduce Enterprise Products Partners’ depreciation expense on assets having carrying values totaling $2.72 billion as of January 1, 2008.  On average, we extended the life of these assets by 3.1 years.  As a result of this change in estimate, depreciation expense included in operating income for the three and nine months ended September 30, 2008 decreased by approximately $5.0 million and $15.0 million, respectively.  Of these amounts, $4.7 million and $14.2 million were allocated to minority interest for the three and nine months ended September 30, 2008, respectively.  The impact of this change in estimate on our earnings per unit was immaterial.

Asset retirement obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of a tangible long-lived asset that results from its acquisition, construction, development or normal operation, or a combination of these factors.  The following table summarizes amounts recognized in connection with AROs since December 31, 2007:

	Investment in
	Enterprise
	Products	Investment in
	Partners	TEPPCO	Total
ARO liability balance, December 31, 2007	$40,614	$1,610	$42,224
Liabilities incurred	810	--	810
Liabilities settled	(7,154)	(355)	(7,509)
Accretion expense	1,660	210	1,870
Revisions in estimated cash flows	2,411	3,589	6,000
ARO liability balance, September 30, 2008	$38,341	$5,054	$43,395

Our consolidated property, plant and equipment at September 30, 2008 and December 31, 2007 includes $11.2 million and $11.3 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

Note 8.  Investments in and Advances to Unconsolidated Affiliates

We own interests in a number of related businesses that are accounted for using the equity method of accounting.  The following table presents our investments in and advances to unconsolidated affiliates by segment at the dates indicated:

	Ownership
	Percentage at
	September 30,	September 30,	December 31,
	2008	2008	2007
Investment in Enterprise Products Partners:
Venice Energy Service Company, L.L.C. (“VESCO”)	13.1%	$38,542	$40,129
K/D/S Promix, L.L.C. (“Promix”)	50.0%	47,294	51,537
Baton Rouge Fractionators LLC (“BRF”)	32.2%	25,411	25,423
Evangeline (1)	49.5%	4,494	3,490
Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”)	36.0%	59,364	58,423
Cameron Highway Oil Pipeline Company (“Cameron Highway”)	50.0%	260,713	256,588
Deepwater Gateway, L.L.C. (“Deepwater Gateway”)	50.0%	109,263	111,221
Neptune Pipeline Company, L.L.C. (“Neptune”)	25.7%	52,277	55,468
Nemo Gathering Company, LLC (“Nemo”)	33.9%	784	2,888
White River Hub, LLC (“White River Hub”) (2)	50.0%	19,654	--
Baton Rouge Propylene Concentrator LLC (“BRPC”)	30.0%	14,256	13,282
Other	50.0%	4,054	4,053
Total Investment in Enterprise Products Partners		636,106	622,502
Investment in TEPPCO:
Seaway Crude Pipeline Company (“Seaway”)	50.0%	190,847	184,757
Centennial Pipeline LLC (“Centennial”)	50.0%	73,404	77,919
Other	25.0%	369	362
Total Investment in TEPPCO		264,620	263,038
Investment in Energy Transfer Equity:
Energy Transfer Equity	17.5%	1,590,694	1,641,363
LE GP	34.9%	11,917	12,100
Total Investment in Energy Transfer Equity		1,602,611	1,653,463
Total consolidated		$2,503,337	$2,539,003

(1) Refers to ownership interests in Evangeline Gas Pipeline Company, L.P. and Evangeline Gas Corp., collectively.
(2) In February 2008, Enterprise Products Partners acquired a 50.0% ownership interest in White River Hub.

In February 2008, Enterprise Products Partners formed a joint venture, White River Hub, with a wholly-owned subsidiary of Questar Corporation to design, construct, own and operate a natural gas hub located in the vicinity of Meeker, Colorado.  White River Hub will construct a FERC-regulated interstate natural gas transmission system for the purpose of providing natural gas transportation and hub services to its customers.  The newly constructed natural gas hub will connect six interstate natural gas pipelines in northwest Colorado and have a capacity in excess of 2.0 billion cubic feet per day.  This project is expected to be completed during the fourth quarter of 2008 and Enterprise Products Partners’ share of the estimated construction costs is $22.1 million.

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

The following table summarizes our excess cost information at the dates indicated by the business segment:

	Investment in		Investment in
	Enterprise		Energy
	Products	Investment in	Transfer
	Partners	TEPPCO	Equity	Total
Initial excess cost amounts attributable to:
Fixed Assets	$51,476	$30,277	$576,626	$658,379
Goodwill	--	--	335,758	335,758
Intangibles – finite life	--	30,021	244,695	274,716
Intangibles – indefinite life	--	--	513,508	513,508
Total	$51,476	$60,298	$1,670,587	$1,782,361

Excess cost amounts, net of amortization at:
September 30, 2008	$34,743	$29,637	$1,618,728	$1,683,108
December 31, 2007	$36,156	$33,302	$1,643,890	$1,713,348

With respect to excess cost amounts associated with Enterprise Products Partners and TEPPCO, we expect to recognize $2.5 million of non-cash amortization expense over the remainder of 2008.

As shown in the preceding table, the Parent Company’s initial investments in Energy Transfer Equity and LE GP exceeded its share of the historical cost of the underlying net assets of such investees by $1.67 billion.  At September 30, 2008, this basis differential decreased to $1.62 billion (after taking into account related amortization amounts) and consisted of the following:

▪	$543.4 million attributed to fixed assets;

▪	$513.5 million attributed to the IDRs (an indefinite-life intangible asset) held by Energy Transfer Equity in the cash flows of ETP;

▪	$226.0 million attributed to amortizable intangible assets;

▪	and $335.8 million attributed to equity method goodwill.

The basis differential amounts attributed to fixed assets and amortizable intangible assets represent the Parent Company’s pro rata share of the excess of the fair values determined for such assets over the investee’s historical carrying values for such assets at the date the Parent Company acquired its investments in Energy Transfer Equity and LE GP. These excess cost amounts are being amortized over the estimated useful life of the underlying assets.  We estimate such non-cash amortization expense to be $9.2 million for the remainder of 2008; $36.6 million for each of the years 2009 through 2011; and $36.3 million in 2012.

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

 The following table summarizes our equity in earnings of unconsolidated affiliates, aggregated by business segment, for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Investment in Enterprise Products Partners	$9,651	$11,604	$31,912	$9,516
Investment in TEPPCO	400	(1,991)	(140)	(4,120)
Investment in Energy Transfer Equity (1)	9,336	(3,042)	36,491	(268)
Total equity in earnings of unconsolidated affiliates	$19,387	$6,571	$68,263	$5,128

(1)  Equity earnings from our Investment in Energy Transfer Equity segment for the three and nine months ended September 30, 2008, included $9.2 million and $25.2 million, respectively, of amortization of excess cost amounts. In addition, equity earnings from our Investment in Energy Transfer Equity segment for the three and nine months ended September 30, 2007, included $10.0 million and $16.7 million of amortization of excess cost amounts, respectively. Our acquisition of equity interests in Energy Transfer Equity occurred on May 7, 2007 causing the increase in equity earnings between periods.

On a quarterly basis, we monitor the underlying business fundamentals of our investments in unconsolidated affiliates and test such investments for impairment when impairment indicators are present. As a result of our reviews for the third quarter of 2008, no impairment charges were required.  In particular, we evaluated our investment in Energy Transfer Equity for impairment in the third quarter of 2008 due to the recent decline in price of its common units.   After analyzing available evidence, no impairment was indicated. We have the intent and ability to hold our equity method investments, which are integral to our operations.

Summarized Financial Information of Unconsolidated Affiliates

The following table presents unaudited income statement data for the current unconsolidated affiliates of Enterprise Products Partners and TEPPCO for the periods indicated (on a 100% basis).  In addition, the following tables present unaudited income statement data for Energy Transfer Equity, which is an unconsolidated affiliate of the Parent Company (on a 100% basis).

	Summarized Income Statement Information for the Three Months Ended
	September 30, 2008			September 30, 2007
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income
Investment in Enterprise Products Partners	$242,895	$25,605	$20,634	$172,487	$39,714	$37,576
Investment in TEPPCO	34,042	14,054	11,469	32,530	12,577	9,985
Investment in Energy Transfer Equity	2,206,090	256,264	105,379	1,626,326	167,138	51,870

	Summarized Income Statement Information for the Nine Months Ended
	September 30, 2008			September 30, 2007
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income
Investment in Enterprise Products Partners	$664,908	$89,503	$77,696	$492,530	$92,619	$59,275
Investment in TEPPCO	102,024	41,880	33,918	94,769	30,142	22,210
Investment in Energy Transfer Equity	7,498,686	846,133	352,478	5,403,592	706,248	288,319

The Parent Company acquired ownership interests in Energy Transfer Equity in May 2007.  For comparative purposes, unaudited summarized financial information is provided for the three and nine months ended August 31, 2007.  Such data was obtained from Energy Transfer Equity’s annual report on Form 10-K.  Prior to 2008, Energy Transfer Equity’s fiscal year ended August 31.

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

Acquisition of Remaining Interest in Dixie

In August 2008, Enterprise Products Partners acquired the remaining 25.8% ownership interest in Dixie for $57.1 million.  As a result of this transaction, Enterprise Products Partners owns 100% of Dixie, which owns a 1,300-mile pipeline system that delivers NGLs (primarily propane, and other chemical feedstocks) to customers along the U.S. Gulf Coast and southeastern United States.

Purchase Price Allocations

We accounted for our business combinations completed during the nine months ended September 30, 2008 using the purchase method of accounting and, accordingly, such costs have been allocated to assets acquired and liabilities assumed based on estimated preliminary fair values.  Such preliminary values have been developed using recognized business valuation techniques and are subject to change pending a final valuation analysis.  We expect to finalize the purchase price allocations for these transactions during 2008.

	Cenac	Horizon
	Acquisition	Acquisition	Dixie	Other (1)	Total
Assets acquired in business combination:
Current assets	$--	$--	$--	$1,554	$1,554
Property, plant and equipment, net	362,872	72,196	24,113	(8,684)	450,497
Intangible assets	63,500	6,500	--	12,747	82,747
Total assets acquired	426,372	78,696	24,113	5,617	534,798
Liabilities assumed in business combination:
Other long-term liabilities	(63,157)	--	--	--	(63,157)
Minority interest	--	--	7,630	--	7,630
Total liabilities assumed	(63,157)	--	7,630	--	(55,527)
Total assets acquired plus liabilities assumed	363,215	78,696	31,743	5,617	479,271
Fair value of 4,854,899 TEPPCO common units	186,558	--	--	--	186,558
Total cash used for business combinations	258,123	87,525	57,088	6,220	408,956
Goodwill	$81,466	$8,829	$25,345	$603	$116,243

(1)  Primarily represents non-cash reclassification adjustments to Enterprise Products Partners’ December 2007 preliminary fair value estimates for assets acquired in its South Monco natural gas pipeline acquisition. Additionally, in August 2008, TEPPCO purchased lubrication and other fuel assets and recorded $0.6 million in goodwill related to this transaction.

Note 10.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following tables summarize our intangible assets at the dates indicated:

	September 30, 2008
	Gross	Accum.	Carrying
	Value	Amort.	Value
Investment in Enterprise Products Partners:
Customer relationship intangibles	$858,354	$(258,555)	$599,799
Contract-based intangibles	398,612	(149,469)	249,143
Subtotal	1,256,966	(408,024)	848,942
Investment in TEPPCO:
Incentive distribution rights	606,926	--	606,926
Customer relationship intangibles	52,381	(2,609)	49,772
Gas gathering agreements	462,449	(205,392)	257,057
Other contract-based intangibles	74,813	(27,930)	46,883
Subtotal	1,196,569	(235,931)	960,638
Total	$2,453,535	$(643,955)	$1,809,580

	December 31, 2007
	Gross	Accum.	Carrying
	Value	Amort.	Value
Investment in Enterprise Products Partners:
Customer relationship intangibles	$845,607	$(213,215)	$632,392
Contract-based intangibles	395,235	(128,209)	267,026
Subtotal	1,240,842	(341,424)	899,418
Investment in TEPPCO:
Incentive distribution rights	606,926	--	606,926
Customer relationship intangibles	501	(111)	390
Gas gathering agreements	462,449	(181,372)	281,077
Other contract-based intangibles	55,126	(22,738)	32,388
Subtotal	1,125,002	(204,221)	920,781
Total	$2,365,844	$(545,645)	$1,820,199

The carrying value of TEPPCO’s intangible assets increased as a result of its acquisition of marine service businesses in February 2008.  TEPPCO acquired certain customer relationships and non-compete agreements.

The following table presents the amortization expense of our intangible assets by segment for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Investment in Enterprise Products Partners	$21,781	$22,059	$66,600	$67,294
Investment in TEPPCO	10,486	5,914	21,907	25,786
Total	$32,267	$27,973	$88,507	$93,080

For the remainder of 2008, amortization expense associated with our intangible assets is currently estimated at $32.3 million.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  Goodwill is not amortized; however, it is subject to annual impairment testing.  No goodwill impairment losses were recorded during the three and nine months ended September 30, 2008 or 2007.  The following table summarizes our goodwill amounts by business segment at the dates indicated:

	September 30,	December 31,
	2008	2007
Investment in Enterprise Products Partners	$616,996	$591,652
Investment in TEPPCO	306,826	215,928
Totals	$923,822	$807,580

The carrying value of Enterprise Products Partners’ goodwill increased as a result of its recent acquisition of the remaining ownership interests in Dixie (see Note 9).

The carrying value of TEPPCO’s goodwill increased primarily as a result of its acquisition of marine service businesses in February 2008 (see Note 9).  Management attributes the value of this goodwill to potential future benefits TEPPCO expects to realize as a result of acquiring these assets.

Note 11.  Debt Obligations

The following table summarizes the significant components of our consolidated debt obligations at the dates indicated:

	September 30,	December 31,
	2008	2007
Principal amount of debt obligations of the Parent Company	$1,077,000	$1,090,000
Principal amount of debt obligations of Enterprise Products Partners:
Senior debt obligations	7,184,201	5,646,500
Subordinated debt obligations	1,250,000	1,250,000
Total principal amount of debt obligations of Enterprise Products Partners	8,434,201	6,896,500
Principal amount of debt obligations of TEPPCO:
Senior debt obligations	2,024,717	1,545,000
Subordinated debt obligations	300,000	300,000
Total principal amount of debt obligations of TEPPCO	2,324,717	1,845,000
Total principal amount of consolidated debt obligations	11,835,918	9,831,500
Other, non-principal amounts:
Changes in fair value of debt-related financial instruments (see Note 5)	20,096	14,839
Unamortized discounts, net of premiums	(12,784)	(7,297)
Unamortized deferred gains related to terminated interest rate swaps (see Note 5)	30,710	22,163
Total other, non-principal amounts	38,022	29,705
Long-term debt	11,873,940	9,861,205
Less current maturities of TEPPCO long-term debt	--	(353,976)
Total consolidated debt obligations	$11,873,940	$9,507,229

Standby letters of credit outstanding:
Enterprise Products Partners	$61,100	$1,100
TEPPCO	--	23,494
Total standby letters of credit	$61,100	$24,594

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

There have been no significant changes in the terms of the Parent Company’s debt obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.  The following table summarizes the debt obligations of the Parent Company at the dates indicated:

	September 30,	December 31,
	2008	2007
EPE Revolver, variable rate, due September 2012	$102,000	$115,000
$125.0 million Term Loan A, variable rate, due September 2012	125,000	125,000
$850.0 million Term Loan B, variable rate, due November 2014	850,000	850,000
Total debt obligations of the Parent Company	$1,077,000	$1,090,000

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

Consolidated Debt Obligations of Enterprise Products Partners

The following table summarizes the principal amount of consolidated debt obligations of Enterprise Products Partners at the dates indicated:

	September 30,	December 31,
	2008	2007
Senior debt obligations of Enterprise Products Partners:
EPO Revolver, variable rate, due November 2012	$1,150,701	$725,000
EPO Senior Notes B, 7.50% fixed-rate, due February 2011	450,000	450,000
EPO Senior Notes C, 6.375% fixed-rate, due February 2013	350,000	350,000
EPO Senior Notes D, 6.875% fixed-rate, due March 2033	500,000	500,000
EPO Senior Notes F, 4.625% fixed-rate, due October 2009	500,000	500,000
EPO Senior Notes G, 5.60% fixed-rate, due October 2014	650,000	650,000
EPO Senior Notes H, 6.65% fixed-rate, due October 2034	350,000	350,000
EPO Senior Notes I, 5.00% fixed-rate, due March 2015	250,000	250,000
EPO Senior Notes J, 5.75% fixed-rate, due March 2035	250,000	250,000
EPO Senior Notes K, 4.950% fixed-rate, due June 2010	500,000	500,000
EPO Senior Notes L, 6.30%, fixed-rate, due September 2017	800,000	800,000
EPO Senior Notes M, 5.65%, fixed-rate, due April 2013	400,000	--
EPO Senior Notes N, 6.50%, fixed-rate, due January 2019	700,000	--
Petal GO Zone Bonds, variable rate, due August 2037	57,500	57,500
Pascagoula MBFC Loan, 8.70% fixed-rate, due March 2010	54,000	54,000
Dixie Revolver, variable rate, due June 2010	10,000	10,000
Duncan Energy Partners’ Revolver, variable rate, due February 2011	212,000	200,000
Total senior debt obligations of Enterprise Products Partners	7,184,201	5,646,500
Subordinated debt obligations of Enterprise Products Partners:
EPO Junior Notes A, fixed/variable rates, due August 2066	550,000	550,000
EPO Junior Notes B, fixed/variable rates, due January 2068	700,000	700,000
Total subordinated debt obligations of Enterprise Products Partners	1,250,000	1,250,000
Total principal amount of debt obligations of Enterprise Products Partners	$8,434,201	$6,896,500

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

With respect to debt agreements existing at September 30, 2008, there have been no significant changes in the terms of Enterprise Products Partners’ consolidated debt obligations since December 31, 2007.

Letters of credit. During the third quarter of 2008, a $60.0 million letter of credit was issued under the EPO Revolver to support Enterprise Products Partners’ NYMEX margin requirements for natural gas financial instruments that are part of an economic hedge related to its natural gas processing business.  In October 2008, EPO entered into a $100.0 million letter of credit facility.  EPO issued a $70.0 million letter of credit under this new facility that replaced the $60.0 million letter of credit issued under its Revolver.

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

Senior Notes M pay interest semi-annually in arrears on April 1 and October 1 of each year.  Senior Notes N pay interest semi-annually in arrears on January 31 and July 31 of each year.  Net proceeds from the issuance of Senior Notes M and N were used to temporarily reduce indebtedness outstanding under the EPO Revolver.

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

Consolidated Debt Obligations of TEPPCO

The following table summarizes the principal amount of consolidated debt obligations of TEPPCO at the dates indicated:

	September 30,	December 31,
	2008	2007
Senior debt obligations of TEPPCO:
TEPPCO Revolver, variable rate, due December 2012	$324,717	$490,000
TEPPCO Senior Notes, 7.625% fixed rate, due February 2012	500,000	500,000
TEPPCO Senior Notes, 6.125% fixed rate, due February 2013	200,000	200,000
TEPPCO Senior Notes, 5.90% fixed rate, due April 2013	250,000	--
TEPPCO Senior Notes, 6.65% fixed rate, due April 2018	350,000	--
TEPPCO Senior Notes, 7.55% fixed rate, due April 2038	400,000	--
TE Products Senior Notes, 6.45% fixed-rate, due January 2008	--	180,000
TE Products Senior Notes, 7.51% fixed-rate, due January 2028	--	175,000
Total senior debt obligations of TEPPCO	2,024,717	1,545,000
Subordinated debt obligations of TEPPCO:
TEPPCO Junior Subordinated Notes, fixed/variable rates, due June 2067	300,000	300,000
Total principal amount of debt obligations of TEPPCO	$2,324,717	$1,845,000

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

Amendment to TEPPCO revolving credit agreement.  As a result of meeting certain conditions, the borrowing capacity under TEPPCO’s revolving credit agreement (i.e. the TEPPCO Revolver) was increased from $700.0 million to $950.0 million on July 17, 2008. Apart from this change and with respect to debt agreements existing at December 31, 2007, there have been no other significant changes in the terms of TEPPCO’s consolidated debt obligations since December 31, 2007.  At September 30, 2008, TEPPCO had approximately $600.0 million in available borrowing capacity under its revolving credit facility.

Covenants

We are in compliance with the covenants of our consolidated debt agreements at September 30, 2008 and December 31, 2007.

Information regarding variable interest rates paid

The following table presents the weighted-average interest rates paid on our consolidated variable-rate debt obligations during the nine months ended September 30, 2008.

Weighted-average
interest rate
paid
EPE Revolver	4.68%
EPE Term Loan A	4.64%
EPE Term Loan B	5.47%
EPO Revolver	3.62%
Dixie Revolver	3.25%
Petal GO Zone Bonds	2.27%
Duncan Energy Partners’ Revolver	4.15%
TEPPCO Revolver	3.56%
TEPPCO Short-Term Credit Facility	4.02%

Consolidated debt maturity table

The following table presents the scheduled maturities of principal amounts of our consolidated debt obligations for the next five years and in total thereafter.

2008	$--
2009	500,000
2010	564,000
2011	662,000
2012	2,202,418
Thereafter	7,907,500
Total scheduled principal payments	$11,835,918

Debt Obligations of Unconsolidated Affiliates

Enterprise Products Partners has two unconsolidated affiliates with long-term debt obligations and TEPPCO has one unconsolidated affiliate with long-term debt obligations.  The following table shows (i) the ownership interest in each entity at September 30, 2008, (ii) total debt of each unconsolidated affiliate at September 30, 2008 (on a 100% basis to the unconsolidated affiliate) and (iii) the corresponding scheduled maturities of such debt.

			Scheduled Maturities of Debt
	Ownership							After
	Interest	Total	2008	2009	2010	2011	2012	2012
Poseidon (1)	36.0%	$109,000	$--	$--	$--	$109,000	$--	$--
Evangeline (1)	49.5%	20,650	5,000	5,000	3,150	7,500	--	--
Centennial (2)	50.0%	132,450	2,550	9,900	9,100	9,000	8,900	93,000
Total		$262,100	$7,550	$14,900	$12,250	$125,500	$8,900	$93,000

(1) Denotes an unconsolidated affiliate of Enterprise Products Partners. (2) Denotes an unconsolidated affiliate of TEPPCO.

The credit agreements of these unconsolidated affiliates include customary covenants, including financial covenants.  These businesses were in compliance with such covenants at September 30, 2008.  The credit agreements of these unconsolidated affiliates restrict their ability to pay cash dividends or distributions if a default or an event of default (as defined in each credit agreement) has occurred and is continuing at the time such dividend or distribution is scheduled to be paid.

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

In accordance with the Partnership Agreement, capital accounts are maintained for our general partner and limited partners.  The capital account provisions of the Partnership Agreement incorporate principles established for U.S. Federal income tax purposes and are not comparable to GAAP-based equity amounts presented in our condensed consolidated financial statements.  Earnings and cash distributions are allocated to holders of our Units in accordance with their respective percentage interests.  See Note 14 for information regarding our Class B Units which converted to Units during the third quarter of 2007.

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

Summary of Changes in Limited Partners’ Equity

The following table details the changes in limited partners’ equity since December 31, 2007:

		Class C
	Units	Units	Total
Balance, December 31, 2007	$1,698,321	$380,665	$2,078,986
Net income	137,938	--	137,938
Operating leases paid by EPCO	79	--	79
Cash distributions to partners	(157,069)	--	(157,069)
Contributions from partners	24	--	24
Amortization of unit-based awards	675	--	675
Acquisition of treasury units by subsidiary,
net of minority interest amount of $637	(16)	--	(16)
Balance, September 30, 2008	$1,679,952	$380,665	$2,060,617

Distributions to Partners

Our quarterly cash distributions for 2008 are presented in the following table:

Cash Distribution History
	Distribution	Record	Payment
	per Unit	Date	Date
1st Quarter 2008	$ 0.425	April 30, 2008	May 8, 2008
2nd Quarter 2008	$ 0.440	July 31, 2008	August 8, 2008
3rd Quarter 2008	$ 0.455	October 31, 2008	November 13, 2008

Accumulated Other Comprehensive Loss and Other Comprehensive Loss

Accumulated other comprehensive loss primarily includes the effective portion of the gain or loss on financial instruments designated and qualified as a cash flow hedge, foreign currency adjustments and Dixie’s minimum pension liability adjustments.  Amounts accumulated in other comprehensive loss from cash flow hedges are reclassified into earnings in the same period(s) in which the hedged forecasted transactions (such as a forecasted forward sale of NGLs) affect earnings.  If it becomes probable that the forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive loss must be immediately reclassified.   See Note 5 for additional information regarding our financial instruments and related hedging activities.

The following table presents the components of accumulated other comprehensive loss at the dates indicated:

	September 30,	December 31,
	2008	2007
Commodity financial instruments – cash flow hedges (1)	$(133,099)	$(40,271)
Interest rate financial instruments – cash flow hedges	(46,821)	1,048
Foreign currency cash flow hedges (2)	--	1,308
Foreign currency translation adjustment (2)	1,651	1,200
Pension and postretirement benefit plans (3)	324	588
Proportionate share of other comprehensive loss of
unconsolidated affiliates, primarily Energy Transfer Equity	(5,417)	(3,848)
Total accumulated other comprehensive income (loss)	$(183,362)	$(39,975)

(1) The negative change in fair value of our commodity financial instruments between December 31, 2007 and September 30, 2008 is primarily due to a significant decrease in natural gas prices during the third quarter of 2008.
(2) Relates to transactions of Enterprise Products Partners’ Canadian NGL marketing subsidiary.
(3) See Note 2 for additional information regarding Dixie’s pension and postretirement benefit plans.

The following table presents the components of other comprehensive loss for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Cash flow hedges:
Net commodity financial instrument losses	$(192,171)	$(25,416)	$(92,828)	$(24,815)
Foreign currency hedge gains (losses)	--	2,879	(1,308)	2,879
Net interest rate financial instrument gains (losses)	1,098	(3,018)	(47,435)	38,552
Less: Amortization of cash flow financing hedges	(827)	(1,398)	(434)	(3,402)
Total cash flow hedges	(191,900)	(26,953)	(142,005)	13,214
Change in funded status of Dixie benefit plans, net of tax	--	--	(264)	--
Proportionate share of other comprehensive loss
of unconsolidated affiliates	(620)	--	(1,569)	--
Foreign currency translation adjustment	376	1,832	451	2,381
Total other comprehensive loss	$(192,144)	$(25,121)	$(143,387)	$15,595

Note 13.  Related Party Transactions

 The following table summarizes our revenue and expense transactions with related parties for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues from consolidated operations:
EPCO and affiliates	$2	$2	$5	$5
Energy Transfer Equity	99,583	79,017	412,975	121,625
Other unconsolidated affiliates	153,374	87,281	318,693	214,912
Total	$252,959	$166,300	$731,673	$336,542
Operating costs and expenses:
EPCO and affiliates	$113,313	$96,099	$341,889	$290,652
Energy Transfer Equity	56,528	2,614	134,447	8,385
Other unconsolidated affiliates	13,952	10,485	42,884	27,715
Total	$183,793	$109,198	$519,220	$326,752
General and administrative costs:
EPCO and affiliates	$21,076	$18,222	$69,463	$64,746
Other expense:
EPCO and affiliates	$--	$--	$274	$170

We believe that the terms and provisions of our related party agreements are fair to us; however, such agreements and transactions may not be as favorable to us as we could have obtained from unaffiliated third parties.

Relationship with EPCO and affiliates

We have an extensive and ongoing relationship with EPCO and its affiliates, which includes the following significant entities that are not part of our consolidated group of companies:

▪	EPCO and its consolidated private company subsidiaries;

▪	EPE Holdings, our general partner; and

▪	the Employee Partnerships (see Note 4).

EPCO is a private company controlled by Dan L. Duncan, who is also a director and Chairman of EPE Holdings and EPGP.  At September 30, 2008, EPCO and its private company affiliates beneficially owned 108,287,968 (or 77.8%) of the Parent Company’s outstanding Units and 100% of its general partner, EPE Holdings.  In addition, at September 30, 2008, EPCO and its affiliates beneficially owned 149,433,410 (or 34.1%) of Enterprise Products Partners’ common units, including 13,454,498 common units owned by the Parent Company.  At September 30, 2008, EPCO and its affiliates beneficially owned 16,950,130 (or 16.2%) of TEPPCO’s common units, including the 4,400,000 common units owned by the Parent Company.  The Parent Company owns all of the membership interests of EPGP and TEPPCO GP.  The principal business activity of EPGP is to act as the sole managing partner of Enterprise Products Partners.  The principal business activity of TEPPCO GP is to act as the sole general partner of TEPPCO.  The executive officers and certain of the directors of EPGP, TEPPCO GP, and EPE Holdings are employees of EPCO.

The Parent Company, EPE Holdings, TEPPCO, TEPPCO GP, Enterprise Products Partners and EPGP are separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are separate from those of EPCO and its other affiliates.  EPCO and its private company subsidiaries depend on the cash distributions they receive from the Parent Company, TEPPCO, Enterprise Products Partners and other investments to fund their other operations and to meet their debt obligations.  EPCO and its private company affiliates received directly from us $325.4 million and $285.6 million in cash distributions during the nine months ended September 30, 2008 and 2007, respectively.

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

EPCO Administrative Services Agreement

We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to the ASA.  Enterprise Products Partners and its general partner, the Parent Company and its general partner, Duncan Energy Partners and its general partner, and TEPPCO and its general partner, among other affiliates, are parties to the ASA.  The ACG Committees of each general partner have approved the ASA.

Under the ASA, we reimburse EPCO for all costs and expenses it incurs in providing management, administrative and operating services for us, including compensation of employees (i.e., salaries, medical benefits and retirement benefits).  Since the vast majority of such expenses are charged to us on an actual basis (i.e. no mark-up or subsidy is charged or received by EPCO), we believe that such expenses are representative of what the amounts would have been on a stand-alone basis.  With respect to allocated costs, we believe that the proportional direct allocation method employed by EPCO is reasonable and reflective of the estimated level of costs we would have incurred on a stand-alone basis.

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

Relationship with Cenac

In connection with the Cenac acquisition (see Note 9), Cenac and affiliates became a related party of TEPPCO due to its ownership of TEPPCO common units.  TEPPCO entered into a transitional operating agreement with Cenac in which TEPPCO’s fleet of acquired tow boats and tank barges will continue to be operated by employees of Cenac for a period of up to two years following the acquisition.  Under this agreement, TEPPCO reimburses Cenac for personnel salaries and related employee benefit expenses, certain repairs and maintenance expenses and insurance premiums on its equipment, as well as payment for the monthly operating fee.  During the three and nine months ended September 30, 2008, TEPPCO reimbursed Cenac for approximately $13.8 million and $32.3 million of such costs, respectively.

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

The following table shows the allocation of net income to our general partner for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net income	$42,036	$12,277	$137,952	$87,234
Multiplied by general partner ownership interest	0.01%	0.01%	0.01%	0.01%
General partner interest in net income	$4	$1	$14	$9

The following table shows the calculation of our limited partners’ interest in net income and basic and diluted earnings per unit.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net income before general partner interest	$42,036	$12,277	$137,952	$87,234
General partner interest in net income	(4)	(1)	(14)	(9)
Net income available to limited partners	$42,032	$12,276	$137,938	$87,225

BASIC AND DILUTED EARNINGS PER UNIT
Numerator
Net income before general partner interest	$42,036	$12,277	$137,952	$87,234
General partner interest in net income	(4)	(1)	(14)	(9)
Limited partners’ interest in net income	$42,032	$12,276	$137,938	$87,225
Denominator
Units	123,192	117,995	123,192	98,695
Class B Units	--	1,695	--	9,968
Total	123,192	119,690	123,192	108,663
Basic and diluted earnings per unit
Net income before general partner interest	$0.34	$0.10	$1.12	$0.80
General partner interest in net income	*	*	*	*
Limited partners’ interest in net income	$0.34	$0.10	$1.12	$0.80

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

Enterprise Products Partners’ matters.  In February 2007, EPO received a letter from the Environment and Natural Resources Division (“ENRD”) of the U.S. Department of Justice (“DOJ”) related to an ammonia release in Kingman County, Kansas in October 2004 from a pressurized anhydrous ammonia pipeline owned by a third party, Magellan Ammonia Pipeline, L.P. (“Magellan”) and a previous release of ammonia in September 2004 from the same pipeline. EPO was the operator of this pipeline until July 1, 2008. The ENRD has indicated that it may pursue civil damages against EPO and Magellan as a result of these incidents.  Based on this correspondence from the ENRD, the statutory maximum amount of civil fines that could be assessed against EPO and Magellan is up to $17.4 million in the aggregate.  EPO is cooperating with the DOJ and is hopeful that an expeditious resolution of this civil matter acceptable to all parties will be reached in the near future.  Magellan has agreed to indemnify EPO for the civil matter.  At this time, we do not believe that a final resolution of the civil claims by the ENRD will have a material impact on Enterprise Products Partners’ consolidated financial position, results of operations or cash flows.

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

The amended complaint alleges, among other things, that the defendants caused TEPPCO to enter into certain transactions that were unfair to TEPPCO or otherwise unfairly favored Enterprise Products Partners or its affiliates over TEPPCO.  These transactions are alleged to include: (i) the joint venture to further expand the Jonah system entered into by TEPPCO and Enterprise Products Partners in August 2006; (ii) the sale by TEPPCO of its Pioneer natural gas processing plant to Enterprise Products Partners in March 2006; and (iii) certain amendments to TEPPCO’s partnership agreement, including a reduction in the maximum tier of TEPPCO’s IDRs in exchange for TEPPCO common units.  The amended complaint seeks (i) rescission of the amendments to TEPPCO’s partnership agreement; (ii) damages for profits and special benefits allegedly obtained by defendants as a result of the alleged wrongdoings in the amended complaint; and (iii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts.  We believe that the outcome of this lawsuit will not have a material effect on TEPPCO’s financial position, results of operations or cash flows.

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

In July 2007, ETP announced that it was also under investigation by the Federal Energy Regulatory Commission (the “FERC”) for the same matters noted in the CFTC proceeding described above.  The FERC is also investigating certain of ETP’s intrastate transportation activities.  In July 2007, the FERC announced that it was taking preliminary action against ETP and proposed civil penalties of $97.5 million and disgorgement of profits, plus interest, of $70.1 million.  In October 2007, ETP filed a response with the FERC refuting the FERC’s claims as being fundamentally flawed and requested a dismissal of the FERC’s proceedings.  In February 2008, the FERC staff recommended an increase in the proposed civil penalties of $25.0 million and disgorgement of profits of $7.3 million. The total amount of civil penalties and disgorgement of profits sought by the FERC is approximately $200.0 million.  In March 2008, ETP responded to the FERC staff regarding the recommended increase in the proposed civil penalties.  In April 2008, the FERC staff filed an answer to ETP’s March 2008 pleading.  The FERC has not taken any actions related to the recommendations of its staff with respect to the proposed increase in civil penalties.  In May 2008, the FERC ordered hearings to be conducted by FERC administrative law judges with respect to the FERC’s intrastate transportation claims and market manipulation claims.  The hearing related to the intrastate transportation claims is scheduled to commence in December 2008 with the administrative law judge’s initial decision due in May 2009 and the hearing related to the market manipulation claims is scheduled to commence in April 2009 with the administrative law judge’s initial decision due in October 2009.  The FERC denied ETP’s request for dismissal of the proceeding and has ordered that, following completion of the hearings, the administrative law judge make recommendations with respect to whether ETP engaged in market manipulation in violation of the Natural Gas Act and FERC regulations, and, whether ETP violated the Natural Gas Policy Act (“NGPA”)and FERC regulations related to ETP’s intrastate transportation activities.  The FERC reserved for itself the issues of possible civil penalties, revocation of our blanket market certificate, method by which ETP would disgorge any unjust profits and whether any conditions should be placed on ETP’s NGPA Section 311 authorization.  Following the issuance of each of the administrative law judges’ initial decisions, the FERC would then issue an order with respect to each of these matters.  ETP management has stated that it expects that the FERC will require a payment in order to conclude these investigations on a negotiated settlement basis.

In addition to the CFTC and FERC, third parties have asserted claims, and may assert additional claims, against Energy Transfer Equity and ETP for damages related to the aforementioned matters.  Several natural gas producers and a natural gas marketing company have initiated legal proceedings against Energy Transfer Equity and ETP in Texas state courts for claims related to the FERC claims.  These suits contain contract and tort claims relating to the alleged manipulation of natural gas prices at the Houston Ship Channel and the Waha Hub in West Texas, as well as the natural gas price indices related to these markets and the Permian Basin natural gas price index during the period from December 2003 through December 2006, and seek unspecified direct, indirect, consequential and exemplary damages.  Energy Transfer Equity and ETP are seeking to compel arbitration in several of these suits on the grounds that the claims are subject to arbitration agreements, and one suit is pending before the Texas Supreme Court on issues of arbitrability.  One of the suits against Energy Transfer Equity and ETP contains an additional allegation that the defendants transported natural gas in a manner that favored their affiliates and discriminated against the plaintiff, and otherwise artificially affected the market price of natural gas to other parties in the market.  ETP has also been served with a complaint from an owner of royalty interests in natural gas producing properties, individually and on behalf of a putative class of similarly situated royalty owners, working interest owners and producers/operators, seeking arbitration to recover damages based on alleged manipulation of natural gas prices at the Houston Ship Channel.  ETP filed an original action in Harris County, Texas seeking a stay of the arbitration on the grounds that the action is not arbitrable.  The claimants have agreed to a stay of the arbitration pending resolution of cross-motions for summary judgment in the state court proceeding, which was heard by the court in August 2008.

A consolidated class action complaint has been filed against ETP and certain affiliates in the United States District Court for the Southern District of Texas. This action alleges that ETP engaged in intentional and unlawful manipulation of the price of natural gas futures and options contracts on the NYMEX in violation of the Commodity Exchange Act (“CEA”). It is further alleged that during the class period December 2003 to December 2005, ETP had the market power to manipulate index prices, and that ETP used this market power to artificially depress the index prices at major natural gas trading hubs, including the Houston Ship Channel, in order to benefit its natural gas physical and financial trading positions and intentionally submitted price and volume trade information to trade publications. This complaint also alleges that ETP also violated the CEA because ETP knowingly aided and abetted violations of the CEA. This action alleges that the unlawful depression of index prices by ETP manipulated the NYMEX prices for natural gas futures and options contracts to artificial levels during the period stipulated in the complaint, causing unspecified damages to the plaintiff and all other members of the putative class who purchased and/or sold natural gas futures and options contracts on the NYMEX during the period. This class action complaint consolidated two class actions which were pending against ETP.  Following the consolidation order, the plaintiffs who had filed these two earlier class actions filed a consolidated complaint.  They have requested certification of their suit as a class action, unspecified damages, court costs and other appropriate relief.  In January 2008, ETP filed a motion to dismiss this suit on the grounds of failure to allege facts sufficient to state a claim.  In March 2008, the plaintiffs filed a second consolidated class action complaint.  In response to this new pleading, ETP filed a motion to dismiss this second consolidated complaint in May 2008.  In June 2008, the plaintiffs filed a response opposing ETP’s motion to dismiss.  ETP filed a reply in support of its motion in July 2008.

In March 2008, another class action complaint was filed against ETP in the United States District Court for the Southern District of Texas.  This action alleges that ETP engaged in unlawful restraint of trade and intentional monopolization and attempted monopolization of the market for fixed-price natural gas baseload transactions at the Houston Ship Channel from December 2003 through December 2005 in violation of federal antitrust law.  The complaint further alleges that during this period ETP exerted monopolistic power to suppress the price of these transactions to non-competitive levels in order to benefit from its own physical natural gas positions.  The plaintiff has, individually and on behalf of all other similarly situated sellers of physical natural gas, requested certification of its suit as a class action and seeks unspecified treble damages, court costs and other appropriate relief.  In May 2008, ETP filed a motion to dismiss this complaint.  In July 2008, the plantiffs filed a response opposing ETP’s motion to dismiss.  ETP filed a reply in support of its motion in August 2008.

At this time, ETE is unable to predict the outcome of these matters; however, it is possible that the amount it becomes obliged to pay as a result of the final resolution of these matters, whether on a negotiated settlement basis or otherwise, will exceed the amount of its existing accrual related to these matters.

ETP disclosed in its quarterly report on Form 10-Q for the nine months ended September 30, 2008 that its accrued amounts for contingencies and current litigation matters (excluding environmental matters) aggregated $20.9 million at September 30, 2008.  Since ETP’s accrual amounts are non-cash, any cash payment of an amount in resolution of these matters would likely be made from its operating cash flows or from borrowings. If these payments are substantial, ETP and, ultimately, our investee, Energy Transfer Equity, may experience a material adverse impact on their results of operations, cash available for distribution and liquidity.

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

Lease and rental expense was $13.2 million and $14.5 million during the three months ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008 and 2007, lease and rental expense was $42.7 million and $47.2 million, respectively.  There have been no material changes in our operating lease commitments since December 31, 2007.

Purchase Obligations.  There have been no material changes in our consolidated purchase obligations since December 31, 2007, except for commitments associated with two long-term natural gas purchase agreements and certain pipeline capacity reservation agreements that Enterprise Products Partners executed in 2008 to support its natural gas marketing activities.  The following table presents Enterprise Products Partners’ estimated purchase commitments (in terms of volumes and cost) under these new agreements for the periods indicated:

		Payment or Settlement due by Period
		Less than	1-3	4-5	More than
	Total	1 year	years	years	5 years
Product purchase commitments:
Estimated payment obligations:
Natural gas	$5,707,213	$261,703	$985,430	$1,232,670	$3,227,410
Underlying volume commitment:
Natural gas (in billion British thermal units)	927,765	45,360	158,775	199,505	524,125
Service payment commitments
for pipeline capacity reservation	$157,633	$2,730	$27,414	$30,074	$97,415

Estimated future payment obligations for natural gas shown in the preceding table are based on the contractual price under each contract for purchases made at September 30, 2008 applied to all future volume commitments.  Actual future payment obligations under these natural gas purchase agreements will vary depending on market prices at the time of delivery.

Other Claims

As part of our normal business activities with joint venture partners and certain customers and suppliers, we occasionally have claims made against us as a result of disputes related to contractual agreements or similar arrangements.  As of September 30, 2008, claims against us totaled approximately $3.0 million.  These matters are in various stages of assessment and the ultimate outcome of such disputes cannot be reasonably estimated.  However, in our opinion, the likelihood of a material adverse outcome related to disputes against us is remote.  Accordingly, accruals for loss contingencies related to these matters, if any, that might result from the resolution of such disputes have not been reflected in our consolidated financial statements.

Note 16.  Significant Risks and Uncertainties – Weather-Related Risks

We participate as named insureds in EPCO’s insurance program, which provides us with property damage, business interruption and other coverages, the scope and amounts of which are customary and sufficient for the nature and extent of our operations.  While we believe EPCO maintains adequate insurance coverage on our behalf, insurance will not cover every type of interruption that might occur.  If we were to incur a significant liability for which we were not fully insured, it could have a material impact on our consolidated financial position, results of operations and cash flows.  In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient to reimburse us for our repair costs or lost income. Any event that interrupts the revenues generated by our consolidated operations, or which causes us to make significant expenditures not covered by insurance, could reduce our ability to pay distributions to our partners and, accordingly, adversely affect the market price of our common units.

For windstorm events such as hurricanes and tropical storms, EPCO’s deductible for onshore physical damage is $10.0 million per storm.   For offshore assets, the windstorm deductible is $10.0 million per storm plus a one-time $15.0 million aggregate deductible per policy period.  To qualify for business interruption coverage in connection with a windstorm event, covered assets must be out-of-service in excess of 60 days for onshore assets and 75 days for offshore assets.  For non-windstorm events, EPCO’s deductible for onshore and offshore physical damage is $5.0 million per occurrence.  To qualify for business interruption coverage in connection with a non-windstorm event, covered onshore and offshore assets must be out-of-service in excess of 60 days.  In meeting the deductible amounts, property damage costs are aggregated for EPCO and its affiliates, including us.  Accordingly, our exposure with respect to the deductibles may be equal to or less than the stated amounts depending on whether other EPCO or affiliate assets are also affected by an event.

Hurricanes Gustav and Ike

In the third quarter of 2008, Enterprise Products Partners’ onshore and offshore facilities located along the Gulf Coast of Texas and Louisiana were adversely impacted by Hurricanes Gustav and Ike.   To a lesser extent, these storms affected the operations of TEPPCO as well.  The disruptions in natural gas, NGL and crude oil production caused by these storms resulted in decreased volumes for some of Enterprise Products Partners’ pipeline systems, natural gas processing plants, NGL fractionators and offshore platforms, which, in turn, caused a decrease in operating income from these operations.  As a result of our allocated share of EPCO’s insurance deductibles for windstorm coverage, Enterprise Products Partners and TEPPCO expensed $46.0 million and $0.3 million, respectively, of repair costs for property damage in connection with these two storms.  Enterprise Products Partners’ expects to file property damage insurance claims to the extent repair costs exceed $46.0 million.  Due to the recent nature of these storms, Enterprise Products Partners and TEPPCO are still evaluating the total cost of repairs and the potential for business interruption claims on certain assets.

Pre-2008 Hurricanes (Katrina, Rita, et al)

The following table summarizes the proceeds Enterprise Products Partners received from business interruption and property damage insurance claims with respect to certain named storms for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Business interruption proceeds:
Hurricane Ivan	$--	$--	$--	$377
Hurricane Katrina	--	1,301	501	14,500
Hurricane Rita	--	743	662	9,000
Other	--	--	--	996
Total proceeds	--	2,044	1,163	24,873
Property damage proceeds:
Hurricane Ivan	--	--	--	1,273
Hurricane Katrina	2,495	--	9,404	6,563
Hurricane Rita	--	--	2,678	--
Other	--	--	--	184
Total proceeds	2,495	--	12,082	8,020
Total	$2,495	$2,044	$13,245	$32,893

At September 30, 2008, Enterprise Products Partners had $30.8 million of estimated property damage claims outstanding related to these storms that we believe are probable of  collection through 2009.  To the extent we estimate the dollar value of such damages, please be aware that a change in our estimates may occur as additional information becomes available.

Note 17.  Supplemental Cash Flow Information

Third parties may be obligated to reimburse us for all or a portion of expenditures on certain of our capital projects.  The majority of such arrangements are associated with projects related to pipeline construction and production well tie-ins.  We received $22.5 million and $53.4 million as contributions in aid of our construction costs during the nine months ended September 30, 2008 and 2007, respectively.

We determine net cash flows provided by operating activities using the indirect method, which adjusts net income for items that did not affect cash.  Under GAAP, we use the accrual basis of accounting to determine net income.  This basis of accounting requires that we record revenue when earned and expenses when incurred.  Earned revenues may include credit sales that have not been collected in cash and expenses incurred that may not have been paid in cash.   The extent to which changes in operating accounts influence net cash flows provided by operating activities generally depends on the following:

▪
The timing of cash receipts from revenue transactions and cash payments for expense transactions near the end of each reporting period.   For example, if significant cash receipts are posted on the last day of the current reporting period, but subsequent payments on expense invoices are made on the first day of the next reporting period, net cash flows provided by operating activities will reflect an increase in the current reporting period that will be reduced as payments are made in the next period.  We employ prudent cash management practices and monitor our daily cash requirements to meet our ongoing liquidity needs.

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

In addition to the adjustments noted above, noncash charges in the income statement are added back to net income and noncash credits are deducted to compute net cash flows provided by operating activities.   Examples of noncash charges include depreciation and amortization.

The following table presents adjustments to operating account balances necessary to reconcile net income to net cash flow provided by operating activities (i.e. the net effect of changes in operating assets and liabilities). These amounts are not intended to represent the change in the underlying operating accounts during the periods presented.

	For the Nine Months
	Ended September 30,
	2008	2007
Decrease (increase) in:
Accounts and notes receivable	$(237,901)	$(540,036)
Inventories	(383,425)	(245,354)
Prepaid and other current assets	(59,042)	(48,971)
Other assets	18,403	(3,610)
Increase (decrease) in:
Accounts payable	(26,166)	45,975
Accrued product payables	382,781	695,497
Accrued expenses	35,224	153,254
Accrued interest	(24,879)	5,963
Other current liabilities	10,722	9,484
Other long-term liabilities	(5,038)	(5,681)
Net effect of changes in operating accounts	$(289,321)	$66,521

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

	For the Nine Months
	Ended September 30,
	2008	2007
Loss on early extinguishment of debt of TEPPCO	$8,688	$--
Effect of pension settlement recognition	(114)	--
Write off of unamortized debt issuance costs	--	566
Changes in value of financial instruments	4,047	4,712
Total other non-cash	$12,621	$5,278

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

The Parent Company has no operations apart from its investing activities and indirectly overseeing the management of the entities controlled by it.  At September 30, 2008, the Parent Company had investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners.  The Parent Company controls Enterprise Products Partners and TEPPCO through its ownership of EPGP and TEPPCO GP, respectively.  The Parent Company owns non-controlling partnership and membership interests in Energy Transfer Equity and LE GP, respectively.

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

EPGP’s percentage interest in Enterprise Products Partners’ quarterly cash distributions is increased through its ownership of the associated IDRs, after certain specified target levels of distribution rates are met by Enterprise Products Partners. EPGP’s quarterly general partner and associated incentive distribution thresholds are as follows:

▪	2% of quarterly cash distributions up to $0.253 per unit paid by Enterprise Products Partners;

▪	15% of quarterly cash distributions from $0.253 per unit up to $0.3085 per unit paid by Enterprise Products Partners; and

▪	25% of quarterly cash distributions that exceed $0.3085 per unit paid by Enterprise Products Partners.

The following table summarizes the distributions received by EPGP from Enterprise Products Partners for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
From 2% general partner interest	$4,595	$4,274	$13,550	$12,597
From incentive distribution rights	32,035	27,394	92,803	78,964
Total	$36,630	$31,668	$106,353	$91,561

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

The inclusion of TEPPCO and TEPPCO GP in the Parent Company’s financial statements was effective January 1, 2005 because an affiliate of EPCO under common control with the Parent Company originally acquired ownership interests in TEPPCO GP in February 2005.  The Parent Company’s financial statements reflect investments in TEPPCO and TEPPCO GP as follows:

▪
Ownership of 100% of the membership interests in TEPPCO GP and associated TEPPCO IDRs for all periods presented. TEPPCO GP is entitled to 2% of the quarterly cash distributions paid by TEPPCO and its percentage interest in TEPPCO’s quarterly cash distributions is increased through its ownership of the associated TEPPCO IDRs, after certain specified target levels of distribution rates are met by TEPPCO.  Currently, TEPPCO GP’s quarterly general partner and associated incentive distribution thresholds are as follows:

▪	2% of quarterly cash distributions up to $0.275 per unit paid by TEPPCO;

▪	15% of quarterly cash distributions from $0.275 per unit up to $0.325 per unit paid by TEPPCO; and

▪	25% of quarterly cash distributions that exceed $0.325 per unit paid by TEPPCO.

▪	Ownership of 4,400,000 common units of TEPPCO since the date of issuance to affiliates of EPCO in December 2006.

The following table summarizes the distributions received by TEPPCO GP from TEPPCO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
From 2% general partner interest	$1,377	$1,256	$4,026	$3,749
From incentive distribution rights	12,186	10,822	35,458	32,171
Total	$13,563	$12,078	$39,484	$35,920

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

As disclosed in the Form 10-Q of Energy Transfer Equity for the nine months ended September 30, 2008, the total amount of distributions Energy Transfer Equity received from ETP was $423.2 million, which consisted of $180.5 million from limited partner interests; $13.5 million from general partner interests and $229.2 million from the ETP IDRs.  Energy Transfer Equity paid $328.6 million in distributions to its partners during the nine months ended September 30, 2008.

Parent Company Cash Flows Information

The following table presents the Parent Company’s cash flow information for the periods indicated:

	For the Nine Months
	Ended September 30,
	2008	2007
Operating activities:
Net income	$137,952	$87,234
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Amortization	795	5,337
Equity earnings	(194,004)	(139,851)
Cash distributions from investees	231,251	167,497
Net effect of changes in operating accounts	(5,877)	9,614
Net cash flows provided by operating activities	170,117	129,831
Investing activities:
Investments	(1,035)	(1,650,467)
Cash used in investing activities	(1,035)	(1,650,467)
Financing activities:
Borrowing under debt agreements	54,000	3,772,000
Repayments of debt	(67,000)	(2,844,000)
Contribution from partners	24	101
Debt issuance costs	(58)	(7,751)
Proceeds from issuance of Parent Company’s Units, net	--	739,765
Cash distributions paid by Parent Company	(157,085)	(110,376)
Cash distributions paid by former owners of TEPPCO interests	--	(29,760)
Cash provided by (used in) financing activities	(170,119)	1,519,979
Net change in cash and cash equivalents	(1,037)	(657)
Cash and cash equivalents, January 1	1,656	783
Cash and cash equivalents, September 30	$619	$126

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

The following table details the components of cash distributions received from investees and cash distributions paid by the Parent Company for the periods indicated:

	For the Nine Months
	Ended September 30,
	2008	2007
Cash distributions from investees: (1)
Investment in Enterprise Products Partners and EPGP:
From 13,454,498 common units of Enterprise Products Partners	$20,484	$19,173
From 2% general partner interest in Enterprise Products Partners	13,550	12,597
From general partner incentive distribution rights in distributions of
Enterprise Products Partners	90,753	76,266
Investment in TEPPCO and TEPPCO GP:
From 4,400,000 common units of TEPPCO	9,306	8,998
From 2% general partner interest in TEPPCO	4,026	3,748
From general partner incentive distribution rights in distributions of TEPPCO	35,458	32,106
Investment in Energy Transfer Equity and LE GP: (2)
From 38,976,090 common units of Energy Transfer Equity	57,295	14,519
From 34.9% member interest in LE GP	379	90
Total cash distributions received	$231,251	$167,497

Distributions by the Parent Company:
EPCO and affiliates	$117,006	$89,813
Public	40,064	20,552
General partner interest	15	11
Total distributions by the Parent Company	$157,085	$110,376

Distributions paid to affiliates of EPCO that were the former owners of the TEPPCO and TEPPCO GP interests contributed
to the Parent Company in May 2007 (3)	$--	$29,760

(1) Represents cash distributions received during each reporting period.
(2) The Parent Company received its first cash distribution from Energy Transfer Equity and LE GP in July 2007.
(3) Represents cash distributions paid to affiliates of EPCO that were former owners of these partnership and membership interests prior to the contribution of such interests to the Parent Company in May 2007.

Parent Company Balance Sheet Information

The following table presents the Parent Company’s balance sheet information at the dates indicated:

	September 30,	December 31,
	2008	2007
ASSETS
Current assets	$2,870	$6,444
Investments:
Enterprise Products Partners and EPGP	824,281	823,168
TEPPCO and TEPPCO GP	719,845	734,891
Energy Transfer Equity and LE GP	1,596,345	1,619,097
Total investments	3,140,471	3,177,156
Other assets	8,627	9,974
Total assets	$3,151,968	$3,193,574

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	$14,355	$20,208
Long term debt (see Note 11)	1,077,000	1,090,000
Other long- term liabilities	6,504	9,967
Partners’ equity	2,054,109	2,073,399
Total liabilities and partners’ equity	$3,151,968	$3,193,574

To the extent that the Parent Company’s investments in Enterprise Products Partners, EPGP, TEPPCO and TEPPCO GP are equal to the underlying capital accounts of the Parent Company in each entity, the investment amounts are eliminated in the process of preparing our general purpose consolidated financial statements.

At September 30, 2008, the Parent Company’s aggregate investment in TEPPCO and TEPPCO GP included $809.9 million of excess cost amounts consisting of $606.9 million attributed to IDRs (an indefinite-life intangible asset), $197.6 million of goodwill, $0.4 million of customer relations for intangible assets and $5.0 million attributed to fixed assets.  These excess cost amounts have been reclassified to the appropriate balance sheet line items in preparing our general purpose consolidated financial statements.

Debt principal outstanding at September 30, 2008 and December 31, 2007 includes $1.08 billion that is primarily attributable to the acquisition of ownership interests in Energy Transfer Equity and LE GP.

Parent Company Income Information

The following table presents the Parent Company’s income information for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Equity earnings:
Enterprise Products Partners and EPGP (1)	$40,670	$31,831	$124,802	$93,427
TEPPCO and TEPPCO GP (2)	9,824	9,911	32,711	46,692
Energy Transfer Equity and LE GP	9,336	(3,042)	36,491	(268)
Total equity earnings	59,830	38,700	194,004	139,851
General and administrative costs	1,510	891	5,288	2,420
Operating income	58,320	37,809	188,716	137,431
Other income (expense):
Interest expense	(16,296)	(25,627)	(50,803)	(50,345)
Interest income	12	92	39	145
Total	(16,284)	(25,535)	(50,764)	(50,200)
Provision for income tax	--	3	--	3
Net income	$42,036	$12,277	$137,952	$87,234

(1)  The increase in equity earnings from Enterprise Products Partners and EPGP in current year periods relative to prior year periods is due to an increase in Enterprise Products Partners’ net income during 2008.
(2)  The decrease in equity earnings from TEPPCO and TEPPCO GP during the nine months ended September 30, 2008 compared to the same period in 2007 is due to a decrease in TEPPCO’s net income for the nine months ended September 30, 2008, which was influenced by an approximate $60.0 million gain on the sale of an equity investment in the first quarter of 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three and nine months ended September 30, 2008 and 2007

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

References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”), EPE Unit III, L.P. (“EPE Unit III”), Enterprise Unit L.P. (“Enterprise Unit”) and TEPPCO Unit L.P. (“TEPPCO Unit”), collectively, which are private company affiliates of EPCO, Inc.

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

The Parent Company is owned 99.99% by its limited partners and 0.01% by its general partner, EPE Holdings.  EPE Holdings is a wholly owned subsidiary of Dan Duncan, LLC, the membership interests of which are owned by Dan L. Duncan.   The Parent Company has no operations apart from its investing activities and indirectly overseeing the management of the entities controlled by it.  At September 30, 2008, the Parent Company had investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners.

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

In August 2008, Enterprise Products Partners, TEPPCO and Oiltanking Holding Americas, Inc. (“Oiltanking”), announced the formation of a joint venture (the “Texas Offshore Port System”) to design, construct, operate and own a Texas offshore crude oil port and related pipeline and storage infrastructure that would facilitate delivery of waterborne crude oil to refining centers located along the upper Texas Gulf Coast.  Demand for such projects is being driven by planned and expected refinery expansions along the Gulf Coast, expected increases in shipping traffic and operating limitations of regional ship channels.

The joint venture’s primary project, referred to as “TOPS,” includes (i) an offshore port (which will be located approximately 36 miles from Freeport, Texas), (ii) an onshore storage facility with approximately 3.9 million barrels of crude oil storage capacity, and (iii) an 85-mile crude oil pipeline system having a transportation capacity of up to 1.8 million barrels per day, that will extend from the offshore port to a Texas City, Texas storage facility.  TOPS is expected to begin service as early as the fourth quarter of 2010.   The joint venture’s second and complementary project, referred to as the Port Arthur Crude Oil Express (or “PACE”) will transport crude oil from Texas City, including crude oil from TOPS, and will consist of a 75-mile pipeline and 1.2 million barrels of crude oil storage capacity in the Port Arthur, Texas area.   PACE is expected to begin service as early as the third quarter of 2010.   Development of the TOPS and PACE projects is supported by long-term contracts with affiliates of Motiva Enterprises LLC and Exxon Mobil Corporation, which have committed a combined 725,000 barrels per day of crude oil to the projects.

Enterprise Products Partners, TEPPCO and Oiltanking each own, through their respective subsidiaries, a one-third interest in the joint venture.  A subsidiary of Enterprise Products Partners acts as construction manager and will act as operator for the joint venture.  The aggregate cost of the TOPS and PACE projects is expected to be approximately $1.8 billion (excluding capitalized interest), with the majority of such capital expenditures occurring in 2009 and 2010.  Enterprise Products Partners and TEPPCO have each guaranteed up to approximately $700.0 million of the capital contribution obligations of their respective subsidiary partners in the joint venture.

Within their respective financial statements, TEPPCO and Enterprise Products Partners will account for their individual ownership interests in the Texas Offshore Port System using the equity method of accounting.  As a result of common control of TEPPCO and Enterprise Products Partners at the Parent Company level, the Texas Offshore Port System is a consolidated subsidiary of the Parent Company and Oiltanking’s interest in the joint venture will be accounted for as minority interest.  For financial reporting purposes, management determined that the joint venture will be included within our Investment in Enterprise Products Partners segment.

▪	Investment in TEPPCO – Reflects the consolidated operations of TEPPCO and its general partner, TEPPCO GP. This segment also includes the assets and operations of Jonah Gas Gathering Company (“Jonah”).

TEPPCO and Enterprise Products Partners are joint venture partners in Jonah, which owns a natural gas gathering system (the “Jonah system”) located in southwest Wyoming.  Within their respective financial statements, Enterprise Products Partners and TEPPCO account for their individual ownership interests in Jonah using the equity method of accounting.  As a result of common control of TEPPCO and Enterprise Products Partners at the Parent Company level, Jonah is a consolidated subsidiary of the Parent Company. For financial reporting purposes, management determined that Jonah will be included within our Investment in TEPPCO segment.

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

The following table summarizes our financial information by business segment for the periods indicated (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues:
Investment in Enterprise Products Partners	$6,297,902	$4,111,996	$18,322,052	$11,647,656
Investment in TEPPCO	4,264,399	2,628,068	11,371,807	6,759,219
Eliminations (1)	(63,165)	(18,340)	(149,759)	(50,606)
Total revenues	10,499,136	6,721,724	29,544,100	18,356,269
Costs and expenses:
Investment in Enterprise Products Partners	5,993,732	3,915,232	17,310,123	11,048,573
Investment in TEPPCO	4,176,200	2,550,079	11,083,913	6,503,284
Other, non-segment including Parent Company (2)	(61,442)	(17,328)	(140,117)	(38,674)
Total costs and expenses	10,108,490	6,447,983	28,253,919	17,513,183
Equity in earnings of unconsolidated affiliates:
Investment in Enterprise Products Partners	9,652	11,604	31,914	9,516
Investment in TEPPCO	399	(1,991)	(142)	(4,120)
Investment in Energy Transfer Equity (3)	9,336	(3,042)	36,491	(268)
Total equity in earnings of unconsolidated affiliates	19,387	6,571	68,263	5,128
Operating income:
Investment in Enterprise Products Partners	313,822	208,368	1,043,843	608,599
Investment in TEPPCO	88,598	75,998	287,752	251,815
Investment in Energy Transfer Equity	9,336	(3,042)	36,491	(268)
Other, non-segment including Parent Company	(1,723)	(1,012)	(9,642)	(11,932)
Total operating income	410,033	280,312	1,358,444	848,214
Interest expense	(153,253)	(137,602)	(447,173)	(341,949)
Provision for income taxes	(7,666)	(2,056)	(20,086)	(9,208)
Other income, net	496	2,856	3,371	69,152
Income before minority interest	249,610	143,510	894,556	566,209
Minority interest (4)	(207,574)	(131,233)	(756,604)	(478,975)
Net income	$42,036	$12,277	$137,952	$87,234

(1)  Represents the elimination of revenues between our business segments.
(2)  Represents the elimination of expenses between business segments. In addition, these amounts include general and administrative costs of the Parent Company. Such costs were $1.5 million and $0.9 million for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, such costs were $5.3 million and $2.4 million, respectively.
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

The following information is a detailed analysis of our operating income by business segment:

Comparison of Three Months Ended September 30, 2008
with Three Months Ended September 30, 2007

Investment in Enterprise Products Partners.  Segment revenues increased $2.19 billion quarter-to-quarter primarily due to higher energy commodity sales volumes and prices associated with Enterprise Products Partners’ marketing activities.  These factors contributed to a $1.89 billion quarter-to-quarter increase in segment revenues associated with Enterprise Products Partners’ marketing activities.  Revenues from this business segment also benefited from Enterprise Products Partners’ newly constructed assets, principally the Meeker and Pioneer natural gas processing plants.

Segment costs and expenses, which include operating expenses and general and administrative costs, increased $2.08 billion quarter-to-quarter.  The cost of sales associated with Enterprise Products Partners’ marketing activities increased $1.61 billion quarter-to-quarter primarily due to higher energy commodity sales volumes and prices.  The remainder of the quarter-to-quarter increase in segment operating costs and expenses is primarily due (i) to higher operating expenses associated with Enterprise

Products Partners’ natural gas processing plants attributable to higher energy commodity prices and (ii) consolidated operating costs and expenses from Enterprise Products Partners’ newly constructed assets.  Segment general and administrative costs increased $3.0 million quarter-to-quarter.

Changes in Enterprise Products Partners’ revenues and costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices.  The weighted-average indicative market price for natural gas liquids (“NGLs”) was $1.68 per gallon during the third quarter of 2008 versus $1.21 per gallon during the third quarter of 2007.  Our determination of the weighted-average indicative market price for NGLs is based on U.S. Gulf Coast prices for such products at Mont Belvieu, Texas, which is the primary industry hub for domestic NGL production.  The market price of natural gas (as measured at Henry Hub) averaged $10.25 per MMBtu during the third quarter of 2008 versus $6.16 per MMBtu during the third quarter of 2007.

Total segment operating income increased $105.5 million quarter-to-quarter due to strength in the underlying performance of Enterprise Products Partners’ business lines.  Enterprise Products Partners operates in four primary business lines: NGL Pipelines & Services, Onshore Natural Gas Pipelines & Services, Offshore Pipelines & Services and Petrochemical Services.

In general, Hurricanes Gustav and Ike had an adverse effect across Enterprise Products Partners’ operations in the Gulf of Mexico and along the U.S. Gulf Coast during the third quarter of 2008.  Storm-related disruptions in natural gas, NGL and crude oil production in these regions resulted in reduced volumes available to Enterprise Products Partners’ pipeline systems, natural gas processing plants, NGL fractionators and offshore platforms, which in turn caused a decrease in operating income for certain operations.  In addition, property damage caused by Hurricanes Gustav and Ike resulted in lower revenues due to facility downtime as well as higher operating costs and expenses at certain of Enterprise Products Partners’ plants and pipelines.  As a result of Enterprise Products Partners’ allocated share of EPCO’s insurance deductibles for windstorm coverage, operating income for the third quarter of 2008 includes $46.0 million of repair expenses for property damage sustained by Enterprise Products Partners’ assets as a result of the hurricanes.

We estimate that Enterprise Products Partners’ operating income was reduced by $43.0 million during the third quarter of 2008 due to the effects of Hurricanes Gustav and Ike as a result of supply interruptions and facility downtime.  We currently estimate the effects of lost business attributable to Hurricanes Gustav and Ike to reduce Enterprise Products Partners’ operating income for the fourth quarter of 2008 by $25.0 million to $35.0 million prior to any future recoveries under business interruption insurance.  For more information regarding our insurance program and claims related to these storms, see “Other Items – Weather-related Risks” included within this Item 2.

Operating income attributable to NGL Pipelines & Services increased $131.7 million quarter-to-quarter primarily due to higher natural gas processing margins and continued strong NGL demand for petrochemical production during the third quarter of 2008.  These factors led to an increase in NGL sales volumes and higher NGL sales margins during the third quarter of 2008 relative to the third quarter of 2007.  Strong demand for NGLs also resulted in a quarter-to-quarter increase in equity NGL production and higher NGL throughput volumes at certain of Enterprise Products Partners’ pipelines and fractionation facilities.

Operating income attributable to Onshore Natural Gas Pipelines & Services increased $10.3 million quarter-to-quarter primarily due to higher revenues generated by Enterprise Products Partners’ San Juan Gathering System from transportation fees indexed to natural gas prices and condensate sales.  This business line also benefited from higher transportation volumes and fees on the Texas Intrastate System as well as higher natural gas volumes on certain of Enterprise Products Partners’ other pipelines and storage assets.  Operating income attributable to Offshore Pipelines & Services decreased $24.9 million quarter-to-quarter primarily due to downtime, reduced volumes and property damage resulting from Hurricanes Gustav and Ike.  The effects of Hurricanes Gustav and Ike were partially offset by contributions from Enterprise Products Partners’ Independence Hub platform and Independence Trail pipeline due to increased volumes during the third quarter of 2008 relative to the third quarter of 2007.

Operating income attributable to Petrochemical Services decreased $11.8 million quarter-to-quarter.  The decrease in operating income is primarily due to the effects of operational issues and Hurricane Ike on Enterprise Products Partners’ octane enhancement business during the third quarter of 2008.

Investment in TEPPCO. Segment revenues increased $1.64 billion quarter-to-quarter primarily due to higher crude oil prices and petroleum products sales volumes during the third quarter of 2008 relative to the third quarter of 2007.  These factors contributed to a $1.56 billion increase in segment revenues associated with TEPPCO’s crude oil marketing activities.  Also, this segment benefited from a quarter-to-quarter increase in revenues due to higher pipeline throughput volumes and the addition of revenues from TEPPCO’s recently acquired Marine Services business line.

Segment costs and expenses, which include operating expenses and general and administrative costs, increased $1.63 billion quarter-to-quarter.  The cost of sales associated with TEPPCO’s crude oil marketing activities increased $1.56 billion quarter-to-quarter as a result of higher crude oil prices and sales volumes.  The remainder of the quarter-to-quarter increase in segment costs and expenses is primarily attributable to operating expenses associated with TEPPCO’s newly acquired Marine Services business line and higher pipeline operating and maintenance expenses.  Segment general and administrative costs increased $4.1 million quarter-to-quarter largely due to expenses associated with the Marine Services business line.

Changes in TEPPCO’s revenues and costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices.  The market price of crude oil (as measured on the New York Mercantile Exchange (“NYMEX”)) averaged $118.22 per barrel during the third quarter of 2008 compared to an average of $75.15 per barrel during the third quarter of 2007 – a 57% increase.

Segment operating income increased $12.6 million quarter-to-quarter primarily due to the underlying results of TEPPCO’s four primary business lines:  Downstream, Upstream, Midstream and Marine Services.  Segment operating income for the third quarter of 2008 included $8.4 million attributable to TEPPCO’s Marine Services business line.  TEPPCO entered the marine services business upon the completion of a business combination during February 2008.

As a result of TEPPCO’s allocated share of EPCO’s insurance deductibles for windstorm coverage, operating income for the third quarter of 2008 includes $0.3 million of repair expenses for property damage sustained by TEPPCO’s assets as a result of the hurricanes.

Operating income attributable to the Upstream business line increased $8.0 million quarter-to-quarter primarily due to higher pipeline throughput volumes.  Operating income attributable to the Midstream business line increased $3.5 million quarter-to-quarter primarily due to increased volumes on the Jonah system attributable to the completion of the Phase V expansion project.  Capacity on the Jonah system to gather natural gas from the Jonah and Pinedale fields increased to 2.35 Bcf/d from 1.5 Bcf/d as a result of the Phase V expansion project.  Operating income attributable to the Downstream business line decreased $7.3 million quarter-to-quarter primarily due to expenses associated with storage tank maintenance and inventory adjustments in the third quarter of 2008.

Investment in Energy Transfer Equity.  Segment operating income was $9.3 million for the third quarter of 2008 compared to a loss of $3.0 million for the third quarter of 2007.  This segment reflects the Parent Company’s non-controlling ownership interests in Energy Transfer Equity and its general partner, LE GP, both of which we account for using the equity method.  Total segment operating income increased $12.3 million quarter-to-quarter primarily due to improved results from ETP’s Intrastate Transportation and Storage business line.  Equity earnings from these investments are derived from financial statements published in the SEC filings of Energy Transfer Equity.  Our equity earnings from these investments were reduced by $9.2 million and $10.0 million of excess cost amortization for the third quarters of 2008 and 2007, respectively.

In September 2008, ETP entered into a joint venture agreement with OGE Energy Corp. (“OGE”), which will combine ETP’s interstate operations and midstream operations in the Rocky Mountains with OGE’s Egonex midstream business. The joint venture, ETP Egonex Partners LLC, will be jointly owned and operated on a 50/50 basis. The joint venture will create a new master limited partnership designed to facilitate natural gas transportation in the Rocky Mountain, Mid-Continent and Southwest regions, including Texas, the prolific natural gas basins in Oklahoma and growing markets in California, Arizona, New Mexico and southern Nevada.

In October 2008, ETP entered into a joint venture with Kinder Morgan Energy Partners to develop a new pipeline. The joint venture, Fayetteville Express Pipeline, LLC, will be jointly owned on a 50/50 basis. The approximately 187-mile pipeline will originate in Conway County, Arkansas, continue eastward through White County, Arkansas, and terminate at an interconnect with Trunkline Gas Company in Quitman County, Mississippi. The new pipeline will also interconnect with Natural Gas Pipeline Company of America in White County, Arkansas, Texas Gas Transmission in Coahoma County, Mississippi, and ANR Pipeline Company in Quitman County, Mississippi. The pipeline will have an initial capacity of 2.0 Bcf/d. Pending necessary regulatory approvals, the approximately $1.3 billion pipeline project is expected to be in service by late 2010 or early 2011.

Comparison of Nine Months Ended September 30, 2008
with Nine Months Ended September 30, 2007

Investment in Enterprise Products Partners.  Segment revenues increased $6.67 billion period-to-period primarily due to higher energy commodity sales volumes and prices associated with Enterprise Products Partners’ marketing activities.  These factors contributed to a $5.88 billion period-to-period increase in segment revenues associated with Enterprise Products Partners’ marketing activities.  Revenues from this business segment also benefited from Enterprise Products Partners’ newly constructed assets, principally the Meeker and Pioneer natural gas processing plants and the Independence Hub and Trail projects.

Segment costs and expenses, which include operating expenses and general and administrative costs, increased $6.26 billion period-to-period.  The cost of sales associated with Enterprise Products Partners’ marketing activities increased $5.10 billion period-to-period primarily due to higher energy commodity sales volumes and prices.  The remainder of the period-to-period increase in operating costs and expenses is attributable to (i) higher operating expenses associated with Enterprise Products Partners’ natural gas processing plants as a result of higher energy commodity prices and processing volumes and (ii) consolidated operating costs and expenses attributable to Enterprise Products Partners’ newly constructed assets.  Segment general and administrative costs increased $0.1 million period-to-period.

Changes in Enterprise Products Partners’ revenues and costs and expenses period-to-period are explained in part by changes in energy commodity prices.  The weighted-average indicative market price for NGLs was $1.62 per gallon during the first nine months of 2008 versus $1.09 per gallon during the first nine months of 2007. The Henry Hub market price of natural gas averaged $9.74 per MMBtu during the first nine months of 2008 versus $6.83 per MMBtu during the first nine months of 2007.

Total segment operating income increased $435.2 million period-to-period due to strength in the underlying performance of Enterprise Products Partners’ business lines.

Operating income attributable to NGL Pipelines & Services increased $327.1 million period-to-period primarily due to strong natural gas processing margins and demand for NGLs from the petrochemical and motor gasoline refining industries during the first nine months of 2008.  These factors lead to higher NGL sales margins during the first nine months of 2008 relative to the first nine months of 2007.  In addition, these factors also resulted in a period-to-period increase in volumes of natural gas processed under fee-based contracts, higher equity NGL production and higher NGL throughput volumes at certain of Enterprise Products Partners’ pipelines and fractionation facilities.

Operating income attributable to Onshore Natural Gas Pipelines & Services increased $80.8 million period-to-period primarily due to higher revenues from Enterprise Products Partners’ San Juan Gathering System and increased transportation volumes and fees on its Texas Intrastate System.  This business line also benefited from higher natural gas volumes on certain of Enterprise Products Partners’ other pipelines and storage assets as well as higher natural gas sales margins on its Acadian Gas System.  Operating income attributable to Offshore Pipelines & Services increased $28.6 million period-to-period primarily due to increased volumes on Enterprise Products Partners’ Independence Hub and Trail projects and its Cameron Highway Oil Pipeline.  Contributions to operating income from these assets were largely offset by the effects of Hurricanes Gustav and Ike during 2008.

Operating income attributable to Petrochemical Services decreased $1.5 million period-to-period.   A decrease in operating income from Enterprise Products Partners’ octane enhancement business attributable to the effects of operational issues and Hurricane Ike during 2008 was partially offset by an increase in operating income from Enterprise Products Partners’ propylene fractionation business.  Enterprise Products Partners’ propylene fractionation business benefited from a period-to-period increase in propylene sales margins.

Investment in TEPPCO. Segment revenues increased $4.61 billion period-to-period primarily due to higher crude oil prices and petroleum products sales volumes during the first nine months of 2008 relative to the first nine months of 2007.  These factors contributed to a $4.44 billion increase in segment revenues associated with TEPPCO’s crude oil marketing activities.   Also, this segment benefited from a period-to-period increase in revenues due to higher pipeline throughput volumes and the addition of revenues from TEPPCO’s recently acquired Marine Services business line.

Segment costs and expenses increased $4.58 billion period-to-period, which includes operating expenses and general and administrative costs.  The cost of sales associated with TEPPCO’s crude oil marketing activities increased $4.43 billion period-to-period as a result of higher crude oil prices and petroleum products sales volumes.  The remainder of the period-to-period increase in segment costs and expenses is primarily attributable to operating expenses associated with TEPPCO’s newly acquired Marine Services business line and higher pipeline operating and maintenance expenses.  Segment general and administrative costs increased $7.7 million period-to-period largely due to expenses associated with the Marine Services business line.

Changes in TEPPCO’s revenues and costs and expenses period-to-period are explained in part by changes in energy commodity prices.  The NYMEX market price of crude oil averaged $113.28 per barrel during the first nine months of 2008 compared to an average of $66.15 per barrel during the first nine months of 2007 – a 71% increase.

Segment operating income increased $35.9 million period-to-period primarily due to the underlying results of TEPPCO’s four primary business lines.  Segment operating income for the first nine months of 2008 includes $23.6 million attributable to TEPPCO’s Marine Services business line, which TEPPCO entered upon the completion of a business combination during February 2008.

Operating income attributable to the Upstream business line increased $23.8 million period-to-period primarily due to higher pipeline throughput volumes.  Operating income attributable to the Midstream business line increased $20.9 million period-to-period primarily due to earnings growth from expansions on the Jonah system.  Expansion projects on the Jonah system have increased capacity and reduced operating pressures contributing to an increase in natural gas gathering volumes period-to-period.  Operating income attributable to the Downstream business line decreased $32.5 million period-to-period primarily due to a gain that TEPPCO recorded in connection with its sale of assets to a third-party during the first quarter of 2007 and storage tank maintenance expenses during 2008.

Investment in Energy Transfer Equity.  Segment operating income was $36.5 million for the first nine months of 2008 compared to a loss of $0.3 million for the first nine months of 2007.  Total segment operating income increased $36.8 million period-to-period primarily as a result of our acquisition of interests in Energy Transfer Equity and LE GP in May 2007.  In May 2007, the Parent Company paid $1.65 billion to acquire approximately 17.5% of the common units of Energy Transfer Equity, or 38,976,090 units, and approximately 34.9% of the membership interests of LE GP.  Our equity earnings from Energy Transfer Equity for the 2008 period reflect nine months of earnings whereas the 2007 period reflects only five months of such earnings.  Equity earnings from these investments are derived from financial statements published in the SEC filings of Energy Transfer Equity.  Our equity earnings from these investments were reduced by $25.2 million and $16.7 million of excess cost amortization for the first nine months of 2008 and 2007, respectively.

Interest Expense

The following table presents the components of interest expense as presented in our Unaudited Condensed Statements of Consolidated Operations for the periods indicated (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Interest expense attributable to:
Consolidated debt obligations of Enterprise Products Partners	$102,657	$85,075	$290,412	$219,708
Consolidated debt obligations of TEPPCO	34,300	26,900	105,958	71,896
Parent Company debt obligations	16,296	25,627	50,803	50,345
Total interest expense	$153,253	$137,602	$447,173	$341,949

Interest expense for Enterprise Products Partners and TEPPCO increased in the current year periods relative to the prior year periods primarily due to borrowings made in connection with their respective capital spending programs.  In addition, TEPPCO’s interest expense for the nine months ended September 30, 2008 includes $8.7 million for losses it recognized on the early extinguishment of debt during the first quarter of 2008.  See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for information regarding our consolidated debt obligations, which include the consolidated debt obligations of Enterprise Products Partners and TEPPCO.

The Parent Company’s interest expense decreased during the three months ended September 30, 2008 relative to that recorded during the same period in 2007 primarily due to lower interest rates.  The weighted-average interest rate paid by the Parent Company during the third quarter of 2008 was 4.71% compared to 7.15% for the third quarter of 2007.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Limited partners of Enterprise Products Partners (1)	$162,467	$85,669	$601,364	$278,077
Limited partners of Duncan Energy Partners (2)	2,744	3,242	11,863	9,356
Limited partners of TEPPCO (3)	37,161	37,783	125,947	181,716
Joint venture partners	5,202	4,539	17,430	9,826
Total	$207,574	$131,233	$756,604	$478,975

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
(2)  Duncan Energy Partners completed its initial public offering in February 2007. The increase in minority interest expense for the nine months ended September 30, 2008 relative to same period in 2007 is primarily due to an increase in Duncan Energy Partners’ net income.
(3)  Minority interest expense attributable to this subsidiary decreased for the nine months ended September 30, 2008 from that recorded during the nine months ended September 30, 2007 primarily due to a decrease in TEPPCO’s net income. TEPPCO recognized an approximate $60.0 million gain on the sale of an equity investment in the first quarter of 2007.

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

The following table summarizes key components of our Unaudited Condensed Statements of Consolidated Cash Flows for the periods indicated (dollars in thousands):

	For the Nine Months
	Ended September 30,
	2008	2007
Net cash flows provided by operating activities:
EPGP and subsidiaries (1)	$970,619	$935,756
TEPPCO GP and subsidiaries (2)	294,279	219,161
Parent Company (3)	170,117	129,831
Eliminations and adjustments (4)	(230,023)	(148,153)
Net cash flows provided by operating activities	$1,204,992	$1,136,595
Cash used in investing activities:
EPGP and subsidiaries (1)	$1,709,203	$2,039,495
TEPPCO GP and subsidiaries (2)	673,758	182,641
Parent Company	1,035	1,650,467
Eliminations and adjustments	(57,385)	1,404
Cash used in investing activities	$2,326,611	$3,874,007
Cash provided by financing activities:
EPGP and subsidiaries (1)	$753,767	$1,124,729
TEPPCO GP and subsidiaries (2)	379,479	(36,520)
Parent Company	(170,119)	1,519,979
Eliminations and adjustments (4)	171,985	152,228
Cash provided by financing activities	$1,135,112	$2,760,416
Cash on hand at end of period (unrestricted):
EPGP and subsidiaries (1)	$54,749	$43,956
TEPPCO GP and subsidiaries (2)	65	2,559
Parent Company (5)	619	126
Total	$55,433	$46,641

(1)  Represents consolidated cash flow information reported by EPGP and subsidiaries, which includes Enterprise Products Partners. Amount includes beginning cash balance at January 1, 2008 of $40.2 million.
(2)  Represents consolidated cash flow information reported by TEPPCO GP and subsidiaries, which includes TEPPCO. Amount includes beginning cash balance at January 1, 2008 of $0.1 million.
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
(5)  Amount includes beginning cash balance at January 1, 2008 of $1.7 million.

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

Our total long-term debt balance was $11.87 billion and $9.51 billion at September 30, 2008 and December 31, 2007, respectively.  For detailed information regarding our debt obligations, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Recent volatility in global capital markets has resulted in a significant increase in the costs of incremental debt and equity capital and has reduced the availability of debt and equity capital.  We expect that the current cost of capital may trend lower in the coming months as the coordinated government-led funding programs that have been implemented worldwide begin to take effect.  As the capital markets begin to stabilize and recover, Enterprise Products Partners and TEPPCO believe that they will have sufficient access to debt and equity capital to support their operating and investing activities.  Costs of such capital, however, may remain significantly higher for an extended period of time. Enterprise Products Partners’ and TEPPCO’s disciplined approach to funding capital spending and other partnership needs, combined with sufficient trade credit to operate their businesses efficiently and available borrowing capacity under their consolidated credit facilities, should provide Enterprise Products Partners and TEPPCO with a foundation to meet their anticipated liquidity and capital resource requirements.  We believe that the Parent Company has adequate liquidity under its credit facility to fund recurring operating expenditures.

For information regarding our risks in connection with the global financial crisis, see “The global financial crisis may have impacts on our business and financial condition that we currently cannot predict,” under Item 1A of Part II of this quarterly report on Form 10-Q.

At September 30, 2008, Enterprise Products Partners and TEPPCO each have a universal shelf registration statement on file with the SEC that allows each of them to issue an unlimited amount of debt and equity securities.  In March 2008, Duncan Energy Partners filed a universal shelf registration statement with the SEC that authorized its issuance of up to $1.00 billion in debt and equity securities.  Duncan Energy Partners has not issued any securities under this registration statement through September 30, 2008.

Enterprise Products Partners and TEPPCO also each have on file with the SEC a registration statement authorizing the issuance of their common units in connection with each of their respective distribution reinvestment programs (“DRIP”).  The DRIP provides unitholders of record and beneficial owners of common units of Enterprise Products Partners and TEPPCO a voluntary means by which they can increase the number of common units they own by reinvesting the quarterly cash distributions they would otherwise receive into the purchase of additional common units of Enterprise Products Partners and TEPPCO.  On November 6, 2008, affiliates of EPCO reinvested $3.3 million of the distributions they received from TEPPCO into the acquisition of additional common units of TEPPCO through its DRIP.  On November 12, 2008, the Parent Company and affiliates of EPCO expect to reinvest $5.0 million and $62.0 million, respectively, of the distributions they receive from Enterprise Products Partners into the acquisition of additional common units of Enterprise Products Partners through its DRIP.

We forecast that Enterprise Products Partners’ capital spending for property, plant and equipment for the remainder of 2008 (i.e., the fourth quarter) will approximate $555.2 million.  In addition, we forecast that TEPPCO’s capital spending for the remainder of 2008 will be approximately $105.0 million.  These forecasts are based on Enterprise Products Partners’ and TEPPCO’s announced strategic operating and growth plans.  These plans are dependent upon each entity’s ability to obtain the required funds from its operating cash flows or other means, including borrowings under debt agreements, the issuance of debt and equity securities and/or the divestiture of assets.  Such forecasts may change due to factors beyond our control, such as weather-related issues, changes in supplier prices or adverse economic conditions.  Furthermore, such forecasts may change as a result of decisions made by management at a later date, which may include unexpected acquisitions, decisions to take on additional partners and changes in the timing of expenditures. The success of Enterprise Products Partners or TEPPCO in raising capital, including the formation of joint ventures to share costs and risks, continues to be a principal factor that determines how much each entity can spend in connection with their respective capital programs.

EPO’s publicly traded debt securities were rated investment-grade as of November 3, 2008. Moody’s Investor Service (“Moody’s”) assigned a rating of Baa3 and Standard & Poor’s and Fitch Ratings each assigned a rating of BBB-. The publicly traded debt securities of TEPPCO were also rated as investment-grade as of November 3, 2008.  These debt securities are rated BBB- by Standard & Poor’s and Fitch Ratings and Baa3 by Moody’s.

The Parent Company’s credit facilities are rated Ba2, BB and BB- by Moody’s, Fitch Ratings and Standard & Poor’s, respectively.  Recently, there has been limited access to the institutional leveraged loan market for companies with similar ratings to those of the Parent Company.  At this time, we are unable to estimate when these market conditions will improve.

EPGP and Subsidiaries

At September 30, 2008, EPGP and its consolidated subsidiaries (primarily Enterprise Products Partners) had $54.7 million of unrestricted cash on hand.  At September 30, 2008, approximately $539.3 billion of credit was available under EPO’s revolving credit facility.  The principal amount of Enterprise Products Partners’ consolidated debt obligations totaled $8.43 billion at September 30, 2008.  The following information highlights significant changes in the operating, investing and financing cash flows for EPGP and its consolidated subsidiaries.

Comparison of Nine Months Ended September 30, 2008 with Nine Months Ended September 30, 2007

Operating Activities. Net cash flow provided by operating activities was $970.6 million for the nine months ended September 30, 2008 compared to $935.8 million for the nine months ended September 30, 2007.  The $34.8 million increase in net cash flows provided by operating cash flows is primarily due to an increase in net cash flows from consolidated businesses (excluding cash payments for interest) period-to-period resulting from an increase in operating income attributable to our Investment in Enterprise Products Partners segment between periods (see “Results of Operations” discussion within this Item 2) adjusted for the timing of related cash receipts and disbursements.  In addition, cash payments for interest increased period-to-period primarily due to increased borrowings by Enterprise Products Partners to finance its capital spending program and for general partnership purposes.  Cash distributions from unconsolidated affiliates increased period-to-period, primarily due to improved operations and earnings at Jonah Gas Gathering Company (“Jonah”).

Investing Activities.  Cash used in investing activities was $1.71 billion for the nine months ended September 30, 2008 compared to $2.04 billion for the nine months ended September 30, 2007.  The $330.3 million period-to-period decrease was primarily due to a $167.6 million decrease in capital spending for property, plant and equipment, net of contributions in aid of construction costs and a $257.1 million decrease in cash outlays for investments in unconsolidated affiliates.  During the second quarter of 2007, Enterprise Products Partners contributed $216.5 million to an unconsolidated affiliate, Cameron Highway Oil Pipeline Company (“Cameron Highway”).  In return Cameron Highway used these funds, along with an equal contribution from the other 50% joint venture partner in Cameron Highway, to repay its $430.0 million in outstanding debt.  In addition, cash contributions to Jonah decreased $50.0 million period-to-period as a result of the timing of construction expenditures related to the Jonah Phase V expansion, which was completed in June 2008.  Also, in the second quarter of 2008 Enterprise Products Partners acquired a 50% interest in White River Hub, LLC (“White River Hub”) and have contributed cash of $10.0 million since its acquisition.

Restricted cash increased by $32.7 million (a cash outflow) due to margin requirements related to financial instruments held in 2008 and proceeds held in connection with the Petal GO Zone bonds in 2007.  Cash used for business combinations increased $56.3 million period-to-period primarily related to the acquisition of the remaining interest in Dixie in August 2008.

Financing Activities.  Cash provided by financing activities was $753.8 million for the nine months ended September 30, 2008 compared to $1.12 billion for the nine months ended September 30, 2007.  The $371.0 million period-to-period decrease in cash provided by financing activities was primarily due to a decrease in contributions from minority interests and the early termination and settlement of interest rate hedging financial instruments, offset by an increase in net borrowings and an increase in cash distributions paid by Enterprise Products Partners to its partners.

Contributions from minority interests decreased $302.9 million period-to-period primarily due to the initial public offering of Duncan Energy Partners in February 2007, which generated net proceeds of approximately $291.0 million.

The early termination and settlement of interest rate hedging financial instruments during the first nine months of 2008 resulted in net cash payments of $22.1 million compared to net cash receipts of $48.9 million during the same period in 2007, causing a $71.0 million decrease in financing cash flows between periods.

Net borrowings under Enterprise Products Partners’ consolidated debt agreements increased $69.4 million period-to-period primarily due to an increase in borrowings to fund general partnership purposes.

Cash distributions paid by Enterprise Products Partners to its partners increased $77.8 million period-to-period due to an increase in common units outstanding and quarterly cash distribution rates.

TEPPCO GP and Subsidiaries

At September 30, 2008, TEPPCO GP and its consolidated subsidiaries (primarily TEPPCO) and Jonah had $65 thousand of unrestricted cash on hand and $600.0 million of borrowing capacity under its credit facility.  The principal amount of TEPPCO’s consolidated debt obligations totaled $2.32 billion at September 30, 2008.  The following information highlights significant changes in the operating, investing and financing cash flows for TEPPCO GP and its consolidated subsidiaries.

Comparison of Nine Months Ended September 30, 2008 with Nine Months Ended September 30, 2007

Operating Activities. Net cash flow provided by operating activities was $294.3 million for the nine months ended September 30, 2008 compared to $219.2 million for the nine months ended September 30, 2007.  The $75.1 million increase in operating cash flows is primarily due to the timing of cash receipts and disbursements between periods and an increase in distributions from equity investments. Operating income attributable to our Investment in TEPPCO segment increased $35.9 million as discussed under “Results of Operations” within this Item 2.

Investing Activities.  Cash used in investing activities was $673.8 million for the nine months ended September 30, 2008 compared to $182.6 million for the same period in 2007. The $491.2 million period-to-period increase in cash used for investing activities is primarily due to a $351.9 million increase in cash outlays for business combinations and a $165.1 million decrease in proceeds on sales of assets.  TEPPCO spent approximately $345.6 million in cash during 2008 to complete business combinations related to its new Marine Services business line.  During the 2007 period, TEPPCO reported $163.8 million of proceeds from the sale of certain equity interests and related storage assets located in Mont Belvieu, Texas.

Financing Activities.  Cash provided by financing activities was $379.5 million for the nine months ended September 30, 2008 compared to cash used in financing activities of $36.5 million for the same period in 2007.  The period-to-period increase in cash provided by financing activities is primarily due to an increase in borrowings, including the issuance of senior notes in March 2008, and an increase in the proceeds from the issuance of TEPPCO’s common units.  This increase is partially offset by (i) an increase in repayments of debt in 2008, (ii) a $52.1 million payment in March 2008 to settle treasury lock contracts related to interest rate hedging activities, (iii) an increase in distributions paid to partners of TEPPCO and (iv) the issuance of junior notes in May 2007.

Net borrowings under TEPPCO’s revolving credit facility increased $52.3 million period-to-period.  In addition, during 2008, TEPPCO used $1.00 billion in borrowings under its Short-Term Credit Facility to (i) fund the cash portion of the Marine Services acquisitions, (ii) fund the redemption of the TE Products senior notes, (iii) repay $63.2 million of debt assumed in the Marine Services acquisitions and (iv) for other general partnership purposes.  TEPPCO used the proceeds from the senior notes issued in the principal amount of $1.00 billion in March 2008 to repay the outstanding balance under its Short-Term Credit Facility.  In May 2007, TEPPCO issued its Junior Subordinated Notes in the principal amount of $300.0 million.

Net cash proceeds from the issuance of TEPPCO’s common units increased $271.3 million period-to-period.  In September 2008, TEPPCO sold 9.2 million of its common units in an underwritten equity offering which generated net proceeds of $257.0 million.   In addition, in September 2008, TEPPCO received $7.0 million from the sale of 241,380 unregistered units to TEPPCO Unit. Net proceeds from the issuance of TEPPCO’s common units to employees under TEPPCO’s employee unit purchase plan increased $7.2 million period-to-period.

Distributions paid to partners of TEPPCO increased $17.2 million period-to-period due to an increase in distribution-bearing units outstanding coupled with higher distribution rates per unit.

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

The following table summarizes key components of the Parent Company’s cash flow information for the periods indicated (dollars in thousands):

	For the Nine Months
	Ended September 30,
	2008	2007
Net cash flows provided by operating activities (1)	$170,117	$129,831
Cash used in investing activities (2)	1,035	1,650,467
Cash provided by (used in) financing activities (3)	(170,119)	1,519,979
Cash and cash equivalents, end of period	619	126

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

The following table presents cash distributions received from unconsolidated affiliates and cash distributions paid by the Parent Company for the periods indicated (dollars in thousands):

	For the Nine Months
	Ended September 30,
	2008	2007
Cash distributions from investees: (1)
Investment in Enterprise Products Partners:
From 13,454,498 common units of Enterprise Products Partners	$20,484	$19,173
From 2% general partner interest in Enterprise Products Partners	13,550	12,597
From general partner incentive distribution rights in distributions of
Enterprise Products Partners	90,753	76,266
Investment in TEPPCO:
From 4,400,000 common units of TEPPCO	9,306	8,998
From 2% general partner interest in TEPPCO	4,026	3,748
From general partner incentive distribution rights in distributions of TEPPCO	35,458	32,106
Investment in Energy Transfer Equity: (2)
From 38,976,090 common units of Energy Transfer Equity	57,295	14,519
From 34.9% general partner interest in Energy Transfer Equity	379	90
Total cash distributions from unconsolidated affiliates	$231,251	$167,497

Distributions by the Parent Company:
EPCO and affiliates	$117,006	$89,813
Public	40,064	20,552
General partner interest	15	11
Total distributions by the Parent Company (3)	$157,085	$110,376

Distributions paid to affiliates of EPCO that were the former owners of the TEPPCO and TEPPCO GP interests contributed
to the Parent Company in May 2007 (4)	$--	$29,760

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

On a quarterly basis, we monitor the underlying business fundamentals of our investments in unconsolidated affiliates and test such investments for impairment when impairment indicators are present. As a result of our reviews for the third quarter of 2008, no impairment charges were required.  In particular, we evaluated our investment in Energy Transfer Equity for impairment in the third quarter of 2008 due to the recent decline in price of its common units.   After analyzing available evidence, no impairment was indicated. We have the intent and ability to hold our equity method investments, which are integral to our operations.

Other Items

Contractual Obligations

The following information summarizes significant changes in our contractual obligations since those presented in our Annual Report on Form 10-K at December 31, 2007 (dollars in thousands).

		Payment or Settlement due by Period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Scheduled maturities of long-term debt: (1)
Parent Company	$1,077,000	$--	$--	$227,000	$850,000
Enterprise Products Partners	$8,434,201	$--	$1,726,000	$1,900,701	$4,807,500
TEPPCO	$2,324,717	$--	$--	$1,274,717	$1,050,000
Estimated cash payments for interest: (2)
Parent Company	$349,211	$67,266	$123,924	$103,641	$54,380
Enterprise Products Partners	$9,212,927	$488,865	$867,389	$723,280	$7,133,393
TEPPCO	$2,692,176	$154,584	$302,346	$229,871	$2,005,375
Purchase obligations:
Product purchase commitments: (3)
Estimated payment obligations:
Natural gas	$5,707,213	$261,703	$985,430	$1,232,670	$3,227,410
Underlying volume commitment:
Natural gas (in BBtus)	927,765	45,360	158,775	199,505	524,125
Service payment commitments for
pipeline capacity reservation (4)	$157,632	$2,730	$27,414	$30,074	$97,414

(1)  Represents scheduled maturities of consolidated debt obligations at September 30, 2008. For additional information regarding our consolidated debt obligations, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.
(2)  Our estimated cash payments for interest are based on the principal amount of consolidated debt obligations outstanding at September 30, 2008. With respect to variable-rate debt, we applied the weighted-average interest rates paid during the nine months ended September 30, 2008. With respect to fixed-rate debt, we applied the stated coupon rate of each debt instrument. Our estimate of cash payments for interest gives effect to interest rate swap agreements in place at September 30, 2008. In addition, our estimated cash payments are significantly influenced by the long-term maturities of EPO’s $550.0 million Junior Notes A (due August 2066), EPO’s $700.0 million Junior Notes B (due January 2068) and TEPPCO’s $300.0 million Junior Subordinated Notes (due June 2067). Our estimated cash payments for interest assume that such subordinated debt obligations are not called prior to maturity.
(3)  Reflects commitments associated with new natural gas purchase agreements executed during the second and third quarters of 2008 in connection with Enterprise Products Partners’ natural gas marketing activities.
(4)  Reflects commitments associated with a pipeline capacity reservation agreement executed during the third quarter of 2008 in connection with Enterprise Products Partners’ natural gas marketing activities.

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

Recent Accounting Pronouncements

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which apply to financial assets and liabilities.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for information regarding fair value disclosures pertaining to our financial assets and liabilities.

For information regarding accounting developments during the first nine months of 2008 that will affect our future financial statements, see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Weather-related Risks

We participate as named insureds in EPCO’s insurance program, which provides us with property damage, business interruption and other coverages, the scope and amounts of which are customary and sufficient for the nature and extent of our operations.  While we believe EPCO maintains adequate insurance coverage on our behalf, insurance will not cover every type of interruption that might occur.  If we were to incur a significant liability for which we were not fully insured, it could have a material impact on our consolidated financial position, results of operations and cash flows.  In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient to reimburse us for our repair costs or lost income. Any event that interrupts the revenues generated by our consolidated operations, or which causes us to make significant expenditures not covered by insurance, could reduce our ability to pay distributions to our partners and, accordingly, adversely affect the market price of our common units.

For windstorm events such as hurricanes and tropical storms, EPCO’s deductible for onshore physical damage is $10.0 million per storm.   For offshore assets, the windstorm deductible is $10.0 million per storm plus a one-time $15.0 million aggregate deductible per policy period.  To qualify for business interruption coverage in connection with a windstorm event, covered assets must be out-of-service in excess of 60 days for onshore assets and 75 days for offshore assets.  For non-windstorm events, EPCO’s deductible for onshore and offshore physical damage is $5.0 million per occurrence.  To qualify for business interruption coverage in connection with a non-windstorm event, covered onshore and offshore assets must be out-of-service in excess of 60 days.  In meeting the deductible amounts, property damage costs are aggregated for EPCO and its affiliates, including us.  Accordingly, our exposure with respect to the deductibles may be equal to or less than the stated amounts depending on whether other EPCO or affiliate assets are also affected by an event.

Hurricanes Gustav and Ike

In the third quarter of 2008, Enterprise Products Partners’ onshore and offshore facilities located along the Gulf Coast of Texas and Louisiana were adversely impacted by Hurricanes Gustav and Ike.   To a lesser extent, these storms affected the operations of TEPPCO as well.  The disruptions in natural gas, NGL and crude oil production caused by these storms resulted in decreased volumes for some of Enterprise Products Partners’ pipeline systems, natural gas processing plants, NGL fractionators and offshore platforms, which, in turn, caused a decrease in operating income from these operations.  As a result of our allocated share of EPCO’s insurance deductibles for windstorm coverage, Enterprise Products Partners and TEPPCO expensed $46.0 million and $0.3 million, respectively, of repair costs for property damage in connection with these two storms.  Enterprise Products Partners’ expects to file property damage insurance claims to the extent repair costs exceed $46.0 million.  Due to the recent nature of these storms, Enterprise Products Partners and TEPPCO are still evaluating the total cost of repairs and the potential for business interruption claims on certain assets.

See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for information regarding insurance matters in connection with Hurricanes Katrina and Rita.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to financial market risks, including changes in commodity prices, interest rates and foreign exchange rates.  We may use financial instruments (e.g., futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions.  In general, the types of risks we attempt to hedge are those related to (i) the variability of future earnings, (ii) fair values of certain debt instruments and (iii) cash flows resulting from changes in applicable interest rates, commodity prices or exchange rates.

We recognize financial instruments as assets and liabilities on our Unaudited Condensed Consolidated Balance Sheets based on fair value.  Fair value is generally defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, not in a forced or liquidation sale.  The estimated fair values of our financial instruments have been determined using available market information and appropriate valuation techniques.  We must use considerable judgment, however, in interpreting market data and developing these estimates.  Accordingly, our fair value estimates are not necessarily indicative of the amounts that we could realize upon disposition of these instruments.  The use of different market assumptions and/or estimation techniques could have a material effect on our estimates of fair value.

Changes in fair value of financial instrument contracts are recognized in earnings in the current period unless specific hedge accounting criteria are met.  If the financial instrument meets the criteria of a fair value hedge, gains and losses incurred on the instrument will be recorded in earnings to offset corresponding losses and gains on the hedged item.  If the financial instrument meets the criteria of a cash flow hedge, gains and losses incurred on the instrument are recorded in accumulated other comprehensive income (“AOCI”). Gains and losses on cash flow hedges are reclassified from accumulated other comprehensive income to earnings when the forecasted transaction occurs or, as appropriate, over the economic life of the hedged item.  A contract designated as a hedge of an anticipated transaction that is no longer likely to occur is immediately recognized in earnings.

To qualify for hedge accounting, the item to be hedged must expose us to risk and the related hedging instrument must reduce the exposure and meet the formal hedging requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended and interpreted).  We formally designate the financial instrument as a hedge and document and assess the effectiveness of the hedge at its inception and thereafter on a quarterly basis.  Any hedge ineffectiveness is immediately recognized in earnings.

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

Interest Rate Risk Hedging Program

The following information summarizes significant components of our interest rate risk hedging portfolio:

Parent Company.  The Parent Company’s interest rate exposure results from its variable interest rate borrowings under its credit facility.  A portion of the Parent Company’s interest rate exposure is managed by utilizing interest rate swaps and similar arrangements, which effectively converts a portion of its variable rate debt into fixed rate debt.  The Parent Company had four floating-to-fixed interest rate swap agreements outstanding at September 30, 2008 that were accounted for as cash flow hedges.

	Number	Period Covered	Termination	Variable to	Notional
Hedged Variable Rate Debt	Of Swaps	by Swap	Date of Swap	Fixed Rate (1)	Value
Parent Company variable-rate borrowings	2	Aug. 2007 to Aug. 2009	Aug. 2009	2.79% to 5.01%	$250.0 million
Parent Company variable-rate borrowings	2	Sep. 2007 to Aug. 2011	Aug. 2011	2.79% to 4.82%	$250.0 million

(1) Amounts receivable from or payable to the swap counterparties are settled every three months (the “settlement period”).

As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded into other comprehensive income and amortized into income based on the settlement period hedged.  Any ineffectiveness is recorded directly into earnings as an increase or decrease in interest expense.  The Parent Company recorded a nominal amount and $0.8 million of ineffectiveness (a benefit) related to these interest rate swaps during the three and nine months ended September 30, 2008, respectively, which is a component of interest expense on our Unaudited Condensed Statements of Consolidated Operations.

At September 30, 2008 and December 31, 2007, the aggregate fair value of these interest rate swaps was a liability of $10.7 million and $12.1 million, respectively. The Parent Company expects to reclassify $1.3 million of this loss to earnings (as an increase in interest expense) during the fourth quarter of 2008.  The remainder of the estimated loss would be similarly reclassified to earnings if the forward interest rate assumptions underlying the estimated liability at September 30, 2008 actually materialized.  With respect to the first, second and third quarters of 2009, the reclassification amount would be $3.5 million in the aggregate.

The following table shows the effect of hypothetical price movements on the estimated fair value (“FV”) of the Parent Company’s interest rate swap portfolio (dollars in millions).

		Swap Fair Value at
Scenario	Resulting Classification	September 30, 2008	October 21, 2008
FV assuming no change in underlying interest rates	Liability	$10.7	$15.1
FV assuming 10% increase in underlying interest rates	Liability	7.4	12.8
FV assuming 10% decrease in underlying interest rates	Liability	14.0	17.4

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

Enterprise Products Partners had five interest rate swaps outstanding at September 30, 2008 that were accounted for as fair value hedges.  These agreements had a combined notional value of $500.0 million and match the maturity dates of the underlying fixed rate debt being hedged.  The aggregate fair value of these interest rate swaps at September 30, 2008 was $13.2 million (an asset), with an offsetting increase in the fair value of the underlying debt.   There were eleven interest rate swaps outstanding at December 31, 2007 having an aggregate fair value of $14.8 million (an asset).  Interest expense for the three months ended September 30, 2008 and 2007 includes a $1.8 million benefit and a $2.3 million loss, respectively, from interest rate swap agreements.  For the nine months ended September 30, 2008 and 2007, interest expense reflects a benefit of $3.2 million and a loss of $6.9 million, respectively, from interest rate swap agreements.

The following table summarizes the termination of Enterprise Products Partners’ interest rate swaps during 2008 (dollars in millions):

	Notional	Cash
	Value	Gains (1)
Interest rate swap portfolio, December 31, 2007	$1,050.0	$--
First quarter of 2008 terminations	(200.0)	6.3
Second quarter of 2008 terminations	(250.0)	12.0
Third quarter of 2008 terminations (2)	(100.0)	--
Interest rate swap portfolio, September 30, 2008	$500.0	$18.3

(1)  Cash gains resulting from the termination, or monetization, of interest rate swaps will be amortized to earnings as a reduction to interest expense over the remaining life of the underlying debt.
(2)  In early October 2008, one counterparty filed for bankruptcy. At September 30, 2008, the fair value of this interest rate swap was $3.4 million and this amount has been fully reserved. Hedge accounting for this swap has been discontinued.

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

		Swap Fair Value at
Scenario	Resulting Classification	September 30, 2008	October 21, 2008
FV assuming no change in underlying interest rates	Asset	$13.2	$20.1
FV assuming 10% increase in underlying interest rates	Asset	3.0	11.2
FV assuming 10% decrease in underlying interest rates	Asset	23.3	28.9

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

	Notional	Cash
	Value	Losses (1)
Treasury lock portfolio, December 31, 2007	$600.0	$--
First quarter of 2008 terminations	(350.0)	27.7
Second quarter of 2008 terminations	(250.0)	12.7
Treasury lock portfolio, September 30, 2008	$--	$40.4

(1) Cash losses are included in net interest rate financial instrument losses in the Unaudited Condensed Statements of Consolidated Comprehensive Income.

Enterprise Products Partners expects to reclassify $1.8 million of cumulative net gains from the monetization of treasury lock financial instruments to earnings (as a decrease in interest expense) over the next twelve months.  This includes financial instruments that were settled in years prior to 2008.

Duncan Energy Partners. Duncan Energy Partners had three floating-to-fixed interest rate swap agreements outstanding at September 30, 2008 that were accounted for as cash flow hedges having a notional value of $175.0 million.  The purpose of these financial instruments is to reduce the sensitivity of Duncan Energy Partners’ earnings to the variable interest rates charged under its revolving credit facility.

Duncan Energy Partners recognized losses of $0.8 million and $1.6 million from these swap agreements during the three and nine months ended September 30, 2008, respectively.  The aggregate fair value of these interest rate swaps at September 30, 2008 and December 31, 2007 was a liability of $4.3 million and $3.8 million, respectively.  As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded into other comprehensive income and amortized into income based on the settlement period hedged.  Over the next twelve months, Duncan Energy Partners expects to reclassify $1.4 million of this loss to earnings as an increase to interest expense.

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

TEPPCO expects to reclassify $5.7 million of cumulative net losses from the monetization of treasury lock financial instruments to earnings (as an increase in interest expense) over the next twelve months.  This includes financial instruments that were settled in years prior to 2008.

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

We have segregated Enterprise Products Partners’ commodity financial instruments portfolio between those financial instruments utilized in connection with its natural gas marketing activities and those used in connection with its NGL and petrochemical operations.

   Natural gas marketing activities

At September 30, 2008 and December 31, 2007, the aggregate fair value of those financial instruments utilized in connection with Enterprise Products Partners’ natural gas marketing activities was an asset of $0.8 million and a liability of $0.3 million, respectively.   Enterprise Products Partners’ natural gas marketing business, which is included in its Onshore Natural Gas Pipelines & Services business line, has increased significantly during 2008. These marketing activities have four primary objectives: (i) to mitigate risk; (ii) maximize the use of Enterprise Products Partners’ natural gas assets; (iii) to provide real-time market intelligence; and (iv) to link Enterprise Products Partners’ noncontiguous natural gas assets together to enhance the profitability of such operations. To achieve these objectives, Enterprise Products Partners’ natural gas marketing activities transact with various parties to provide transportation, balancing, storage, supply and sales services.   The majority of Enterprise Products Partners’ natural gas marketing activities are focused on the Gulf Coast and Rocky Mountain regions.

Enterprise Products Partners’ natural gas marketing business acquires natural gas to fulfill its sales commitments from (i) processing plants owned by Enterprise Products Partners and (ii) purchases from third-parties at pipeline interconnects, which also facilitates incremental throughput on Enterprise Products Partners’ natural gas transportation pipelines. These natural gas supplies are then sold to industrial consumers, utilities and power plants at prices that include a transportation fee.  In addition, sales are made with third party marketing companies at industry hub locations in order to balance Enterprise Products Partners’ supply/demand portfolio.  These purchase and sale transactions are typically based on published daily or monthly index prices.

Enterprise Products Partners also uses third party transportation and storage capacity to link together its noncontiguous natural gas assets.  Its natural gas marketing business contracts with third party transportation and storage providers to provide services on both a firm and interruptible basis.  This strategy allows Enterprise Products Partners to compliment and strengthen its portfolio of natural gas assets.

Enterprise Products Partners utilizes financial instruments to hedge various transactions within its natural gas marketing business.  Enterprise Products Partners currently utilizes mark-to-market accounting for substantially all of the financial instruments utilized in connection with its natural gas marketing activities.  The following table presents gains and losses recognized in earnings from this portion of the commodity financial instruments portfolio for the periods indicated (dollars in millions):

Three months ended September 30, 2008	Gains	$13.2
Three months ended September 30, 2007	Losses	$(0.6)
Nine months ended September 30, 2008	Gains	$7.8
Nine months ended September 30, 2007	Losses	$(0.1)

The following table shows the effect of hypothetical price movements on the estimated fair value of this component of the overall portfolio at the dates presented (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	September 30, 2008	October 21, 2008
FV assuming no change in underlying commodity prices	Asset (Liability)	$0.8	$(0.5)
FV assuming 10% increase in underlying commodity prices	Liability	(3.8)	(7.8)
FV assuming 10% decrease in underlying commodity prices	Asset	6.0	6.9

The change in fair value of the instruments between September 30, 2008 and October 21, 2008 is primarily due to a decrease in natural gas prices.

   NGL and petrochemical operations

At September 30, 2008 and December 31, 2007, the aggregate fair value of those financial instruments utilized in connection with Enterprise Products Partners’ NGL and petrochemical operations were liabilities of $116.6 million and $19.0 million, respectively.  The change in fair value between December 31, 2007 and September 30, 2008 is primarily due to a decrease in the price of natural gas and an increase in volumes hedged.   Almost all of the financial instruments within this portion of the commodity financial instruments portfolio are accounted for as cash flow hedges, with a small number accounted for using mark-to-market accounting.

EPO has employed a program to economically hedge a portion of earnings from its natural gas processing business (a component of Enterprise Products Partners’ NGL Pipelines & Services business segment).  This program consists of (i) the forward sale of a portion of EPO’s expected equity NGL production volumes at fixed prices through 2009 and (ii) the purchase (using commodity financial instruments) of the amount of natural gas expected to be consumed as plant thermal reduction (“PTR”) in the production of such equity NGL volumes.    The objective of this strategy is to hedge a level of gross margins (i.e., NGL sales revenues less actual costs for PTR and the gain or loss on the PTR hedge) associated with the forward sales contracts by fixing the cost of natural gas used for PTR, through the use of commodity financial instruments.  At September 30, 2008, this hedging program had hedged future gross margins before plant operating expenses of $588.8 million for 28.8 million barrels of forecasted NGL forward sales transactions extending through 2009.

NGL forward sales contracts are not accounted for as financial instruments under SFAS 133; therefore, changes in the aggregate economic value of these sales contracts are not reflected in earnings and comprehensive income until the volumes are delivered to customers.  On the other hand, the commodity financial instruments used to purchase the related quantities of PTR (i.e., “PTR hedges”) are accounted for as cash flow hedges; therefore, changes in the aggregate fair value of the PTR hedges are presented in other comprehensive income.

Prior to actual settlement, if the market price of natural gas is less than the price stipulated in a PTR hedge, we recognize an unrealized loss in other comprehensive income for the excess of the natural gas price stated in the PTR hedge over the market price.  To the extent that we realize such financial losses upon settlement of the instrument, the losses are added to the actual cost we have to pay for PTR (which would then be based on the lower market price).  The end result of this relationship – financial gain/loss on the PTR hedges plus the market price of actual natural gas purchases at the time of consumption – is that our total cost of natural gas used for PTR approximates the amount we originally hedged under this program   The converse is true if the price of natural gas decreases.  During the third quarter of 2008, the price of natural gas decreased approximately 45% from June 30, 2008.  As a result, we recognized unrealized losses in other comprehensive income with respect to the PTR hedges of $258.4 million during the third quarter of 2008. For the nine months ended September 30, 2008, we recognized unrealized losses in other comprehensive income of $126.0 million with respect to the PTR hedging program.  Once the forecasted NGL forward sales transactions occur, any realized gains and losses on the cash flow hedges would be reclassified into earnings at that time.

At November 1, 2008, this program had hedged future gross margins before plant operating expenses of $550.0 million for 27.3 million barrels of forecasted NGL forward sales transactions extending through 2009.   The aggregate fair value of the PTR cash flow hedges at this date was a liability of $155.3 million.

The following table presents gains and losses recognized in earnings from this portion of the commodity financial instruments portfolio for the periods indicated (dollars in millions):

Three months ended September 30, 2008 (1)	Losses	$(7.2)
Three months ended September 30, 2007	Losses	$(10.1)
Nine months ended September 30, 2008 (2)	Gains	$1.7
Nine months ended September 30, 2007	Losses	$(11.9)

(1) Includes ineffectiveness of $5.6 million (an expense). (2) Includes ineffectiveness of $2.8 million (an expense).

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

The following table shows the effect of hypothetical price movements on the estimated fair value of this portfolio at the dates shown (dollars in thousands):

		Portfolio Fair Value at
Scenario	Resulting Classification	September 30, 2008	October 21, 2008
FV assuming no change in underlying commodity prices	Liability	$116.6	$107.4
FV assuming 10% increase in underlying commodity prices	Liability	97.3	86.0
FV assuming 10% decrease in underlying commodity prices	Liability	136.0	128.8

The change in fair value of the NGL and petrochemical portfolio between September 30, 2008 and October 21, 2008 is primarily due to a decrease in natural gas prices.  A significant number of the financial instruments in this portfolio hedge the purchase of physical natural gas.  If natural gas prices fall below the price stipulated in such financial instruments, Enterprise Products Partners recognizes a liability for the difference; however, if prices partially or fully recover, this liability would be reduced or eliminated, as appropriate.

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

At September 30, 2008 and December 31, 2007, TEPPCO had a limited number of commodity financial instruments that were accounted for as cash flow hedges. The majority of these contracts will expire during 2008, with the remainder expiring during 2009, and any amounts remaining in accumulated other comprehensive income will be reclassified into earnings upon the contract expiration. Gains and losses on these financial instruments offset corresponding gains or losses of the hedged item and are deferred through other comprehensive income, thus minimizing exposure to cash flow risk.  In addition, TEPPCO had some commodity financial instruments that did not qualify for hedge accounting.  These financial instruments had a minimal impact on its earnings.  The fair values of the open positions at September 30, 2008 and December 31, 2007 were liabilities of $2.8 million and $18.9 million, respectively.  No ineffectiveness was recognized as of September 30, 2008.

The following table shows the effect of hypothetical price movements on the estimated fair value of this portfolio at the dates shown (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	September 30, 2008	October 21, 2008
FV assuming no change in underlying commodity prices	Asset (Liability)	$(2.8)	$2.5
FV assuming 10% increase in underlying commodity prices	Asset (Liability)	(4.7)	1.2
FV assuming 10% decrease in underlying commodity prices	Asset (Liability)	(0.1)	3.9

Foreign Currency Hedging Program – Enterprise Products Partners

Enterprise Products Partners is exposed to foreign currency exchange rate risk primarily through its Canadian NGL marketing subsidiary.  As a result, Enterprise Products Partners could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar.  Enterprise Products Partners attempts to hedge this risk using foreign exchange purchase contracts to fix the exchange rate.  Mark-to-market accounting is utilized for these contracts, which typically have a duration of one month.  For the nine months ended September 30, 2008, Enterprise Products Partners recorded minimal gains from these financial instruments.  No such amounts were recorded in the third quarter of 2008.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss primarily includes the effective portion of the gain or loss on financial instruments designated and qualified as a cash flow hedge, foreign currency adjustments and Dixie’s minimum pension liability adjustments.  Amounts accumulated in other comprehensive loss from cash flow hedges are reclassified into earnings in the same period(s) in which the hedged forecasted transactions (such as a forecasted forward sale of NGLs) affect earnings.  If it becomes probable that the forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive loss must be immediately reclassified.

The following table presents the components of accumulated other comprehensive loss at the dates indicated (dollars in thousands):

	September 30,	December 31,
	2008	2007
Commodity financial instruments – cash flow hedges (1)	$(133,099)	$(40,271)
Interest rate financial instruments – cash flow hedges	(46,821)	1,048
Foreign currency cash flow hedges (2)	--	1,308
Foreign currency translation adjustment (2)	1,651	1,200
Pension and postretirement benefit plans (3)	324	588
Proportionate share of other comprehensive loss of
unconsolidated affiliates, primarily Energy Transfer Equity	(5,417)	(3,848)
Total accumulated other comprehensive income (loss)	$(183,362)	$(39,975)

(1)  The negative change in fair value of our commodity financial instruments between December 31, 2007 and September 30, 2008 is primarily due to a significant decrease in natural gas prices during the third quarter of 2008.
(2)  Relates to transactions of Enterprise Products Partners’ Canadian NGL marketing subsidiary.
(3)  See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for additional information regarding Dixie’s pension and postretirement benefit plans.

Item 4.  Controls and Procedures.

Our management, with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”) of EPE Holdings, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008.  Based on their evaluation, the CEO and CFO of EPE Holdings have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) are effective at a reasonable assurance level.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time specified in the Commission’s rules and forms, including to provide reasonable assurance that such information is accumulated and communicated to our management, including the CEO and CFO of our general partner, as appropriate, to allow timely decisions regarding required disclosures.  Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Item 1A.  Risk Factors.

Unitholders and potential investors in our Units should carefully consider the risk factors set forth below and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, in addition to other information in such Report and this Quarterly Report.  We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Enterprise Products Partners and TEPPCO recently announced their participation in the TOPS joint venture.  Like other projects for new facilities, the TOPS joint venture is subject to various business, operational and regulatory risks and may not be successful.

The TOPS joint venture is expected to represent an important investment for Enterprise Products Partners and TEPPCO, requiring an estimated combined $1.2 billion in capital contributions from them through 2011 (excluding capitalized interest). Either or both Enterprise Products Partners and TEPPCO may be unable to make required capital contributions due to an inability to access capital markets or otherwise, in which event the non-contributing partner’s interest could be diluted, and such partner could suffer other adverse consequences. Please read the risk factor in Item 1A of our most recent Form 10-K “The MLP Entities may not be able to fully execute our growth strategy if we encounter illiquid capital markets or increased competition for investment opportunities.”

Commencement of the TOPS joint venture operations, like other new facilities, is also subject to obtaining necessary regulatory and third-party approvals. The offshore terminal will require approval by the U.S. Coast Guard and issuance of a Deepwater Port License, while the onshore pipeline and storage facilities will be subject to review by the U.S. Environmental Protection Agency, Army Corps of Engineers and Department of Transportation. Obtaining such approvals is a time consuming process.  For example, management estimates that the Deepwater Port License could take as  long as two years, assuming there are no delaying factors.  These and other regulatory, environmental, political and legal risks are beyond the control of Enterprise Products Partners or TEPPCO and may also require the expenditure of unexpected amounts of capital. Please read the risk factor in Item 1A of our most recent Form 10-K “The MLP Entities’ construction of new assets is subject to regulatory, environmental, political, legal and economic risks, which may result in delays, increased costs or decreased cash flows.”

The TOPS joint venture is also subject to significant logistical, technological and staffing requirements, as well as force majeure events such as hurricanes along the Gulf Coast, that could result in delays or significant increases in the project’s current estimated costs. Increased project costs or delays due to any cause, including financial, regulatory, environmental, political, legal, economic or logistical difficulties, could have a material adverse effect on the success of the TOPS project and on our business, results of operations, financial condition and prospects.

Increases in interest rates could materially adversely affect the MLP Entities’ business, results of operations, cash flows and financial condition.

                 We, including Energy Transfer Equity, have significant exposure to increases in interest rates.  At September 30, 2008, Parent Company debt was $1.08 billion, of which $500.0 million was at fixed interest rates and the remainder at variable interest rates, after giving effect to existing interest rate swap agreements.  At September 30, 2008, the principal amount of Enterprise Products Partners’ consolidated debt was $8.43 billion, of which $6.68 billion was at fixed interest rates and $1.75 billion was at variable interest rates, after giving effect to existing interest rate swap arrangements. At September 30, 2008, the principal amount of TEPPCO’s consolidated debt was $2.32 billion, of which $2.00 billion was at fixed interest rates and $324.7 million was at variable interest rates.  Energy Transfer Equity reported $7.23 billion of consolidated debt, which includes debt with variable interest rates, in their Quarterly Report on Form 10-Q for the period ended September 30, 2008.

From time to time, we may enter into additional interest rate swap arrangements, which could increase our exposure to variable interest rates. As a result, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

An increase in interest rates may also cause a corresponding decline in demand for equity investments, in general, and in particular for yield-based equity investments such as our limited partnership Units. Any such reduction in demand for our equity securities resulting from other more attractive investment opportunities may cause the trading price of our securities to decline.

The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system has had, and may continue to have, an impact on our business and our financial condition.  We may face significant challenges if conditions in the financial markets do not improve.  The ability of Enterprise Products Partners, TEPPCO and ETP to access the capital markets may be severely restricted at a time when they would like, or need, to do so, which could have an adverse impact on their ability to meet capital commitments and flexibility to react to changing economic and business conditions.  The credit crisis could have a negative impact on lenders or customers of Enterprise Products Partners, TEPPCO or ETP, causing such parties to fail to meet their obligations.  Additionally, demand for the services and products of Enterprise Products Partners, TEPPCO and ETP depends on activity and expenditure levels in the energy industry, which are directly and negatively impacted by depressed oil and gas prices.  Any of these factors could lead to reduced usage of the pipelines and energy logistics services of Enterprise Products Partners, TEPPCO and ETP, which could have a material negative impact on our results of operations, cash flows, financial condition and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Amendments to Partnership Agreement

On November 6, 2008, our general partner amended our agreement of limited partnership to amend Section 7.7(i) to clarify and to provide that any amendment of Section 7.7 shall not impair an indemnitee’s right to receive expense advancement, in addition to indemnification, from us as otherwise provided for under the partnership agreement.  In addition, the member of our general partner amended its limited liability company agreement to make a similar change.

A copy of the amendments to our partnership agreement and our general partner’s limited liability company agreement are attached hereto as Exhibit 3.4 and Exhibit 3.6, respectively, and are incorporated by reference herein.

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

3.4#	Third Amendment to First Amended and Restated Partnership Agreement of Enterprise GP Holdings L.P. dated as of November 6, 2008.
3.5
Third Amended and Restated Limited Liability Company Agreement of EPE Holdings, LLC, dated as of November 7, 2007 (incorporated by reference to Exhibit 3.3 to Enterprise GP Holdings’ Form 10-Q filed on November 9, 2007).

3.6#	First Amendment to Third Amended and Restated Limited Liability Company Agreement of EPE Holdings, LLC, dated as of November 6 2008.
3.7
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

3.9
Fifth Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P., dated effective as of August 8, 2005 (incorporated by reference to Exhibit 3.1 to Enterprise Products Partners’ Form 8-K filed August 10, 2005).

3.10
First Amendment to Fifth Amended and Restated Partnership Agreement of Enterprise Products Partners L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to Enterprise Products Partners’ Form 8-K filed January 3, 2008).

3.11
Second Amendment to Fifth Amended and Restated Partnership Agreement of Enterprise Products Partners L.P. dated as of April 14, 2008 (incorporated by reference to Exhibit 10.1 to Enterprise Products Partners’ Form 8-K filed April 16, 2008).

3.12
Third Amendment to Fifth Amended and Restated Partnership Agreement of Enterprise Products Partners L.P. dated as of November 6, 2008 (incorporated by reference to Exhibit 3.5 to Enterprise Products Partners’ Form 10-Q filed November 10 2008).

3.13
Fifth Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, dated as of November 7, 2007 (incorporated by reference to Exhibit 3.2 to Enterprise Products Partners’ Form 10-Q filed November 9, 2007).

3.14
First Amendment to Fifth Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, dated as of November 6, 2008 (incorporated by reference to Exhibit 3.7 to Enterprise Products Partners’ Form 8-K filed November 10, 2008).

3.15
Amended and Restated Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC dated May 7, 2007 (incorporated by reference to Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (commission File No. 1-10403) filed on May 10, 2007).

3.16
First Amendment to Amended and Restated Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC dated November 6 2008 (incorporated by reference to Exhibit 3.6 to the Current Report on Form 10-Q of TEPPCO Partners, L.P. filed on November 7, 2008).

3.17
Fourth Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated December 8, 2006 (Filed as Exhibit 3 to the Current Report on Form 8-K of TEPPCO Partners, L.P. (Commission File No. 1-10403) filed on December 13, 2006).

3.18
First Amendment to Fourth Amended and Restated Partnership Agreement of TEPPCO Partners, L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by TEPPCO Partners, L.P. on December 28, 2007).

3.19
Second Amendment to Fourth Amended and Restated Partnership Agreement of TEPPCO Partners, L.P. dated as of November 6, 2008 (incorporated by reference to Exhibit 3.5 to the Form 10-Q filed by TEPPCO Partners, L.P. on November 7, 2008).

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

10.1***	Second Amendment to Agreement of Limited Partnership of EPE Unit L.P. dated July 1, 2008 (incorporated by reference to Exhibit 10.1 to Enterprise GP Holdings’ Form 8-K filed July 7, 2008).

10.2***	Second Amendment to Agreement of Limited Partnership of EPE Unit II, L.P. dated July 1, 2008 (incorporated by reference to Exhibit 10.2 to Enterprise GP Holdings’ Form 8-K filed July 7, 2008).
10.3***	Second Amendment to Agreement of Limited Partnership of EPE Unit III, L.P. dated July 1, 2008 (incorporated by reference to Exhibit 10.3 to Enterprise GP Holdings’ Form 8-K filed July 7, 2008).
10.4***	Agreement of Limited Partnership of TEPPCO Unit L.P. dated September 4, 2008 (incorporated by reference on to Exhibit 10.2 to the Form 8-K filed by TEPPCO Partners, L.P. on September 9, 2008).
10.5***
Unit Purchase Agreement dated September 4, 2008 by and between TEPPCO Unit L.P. and TEPPCO Partners, L.P. (incorporated by reference on to Exhibit 10.1 to the Form 8-K filed by TEPPCO Partners, L.P. on September 9, 2008).

31.1#	Sarbanes-Oxley Section 302 certification of Dr. Ralph S. Cunningham for Enterprise GP Holdings L.P. with respect to the September 30, 2008 Quarterly Report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise GP Holdings L.P. with respect to the September 30, 2008 Quarterly Report on Form 10-Q.
32.1#	Section 1350 certification of Dr. Ralph S. Cunningham for the September 30, 2008 Quarterly Report on Form 10-Q.
32.2#	Section 1350 certification of W. Randall Fowler for the September 30, 2008 Quarterly Report on Form 10-Q.

*
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise GP Holdings, Enterprise Products Partners, Duncan Energy Partners and TEPPCO are 1-32610, 1-14323, 1-33266 and 1-10403, respectively.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas on November 10, 2008.

ENTERPRISE GP HOLDINGS L.P.
(A Delaware Limited Partnership)

By: EPE Holdings, LLC, as General Partner

By: ___/s/ Michael J. Knesek___________________
Name: Michael J. Knesek
Title: Senior Vice President, Controller and Principal Accounting Officer of the General Partner