Form 10-Q
period 2009-03-31
Enterprise GP Holdings L.P.
filed 2009-05-11
CIK 1324592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

Yes ☐   No ☑

There were 139,191,640 registered Units of Enterprise GP Holdings L.P. outstanding at May 1, 2009.  The registered Units trade on the New York Stock Exchange under the ticker symbol “EPE.”

ENTERPRISE GP HOLDINGS L.P.

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(See Note 17 for Supplemental Parent Company Financial Information)
(Dollars in millions)

	March 31,	December 31,
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$51.5	$56.8
Restricted cash	244.5	203.8
Accounts and notes receivable – trade, net of allowance for doubtful accounts
of $17.4 at March 31, 2009 and $17.7 at December 31, 2008	1,875.7	2,028.5
Accounts receivable – related parties	8.9	0.2
Inventories	562.0	405.0
Derivative assets (see Note 5)	243.1	218.5
Prepaid and other current assets	141.5	151.5
Total current assets	3,127.2	3,064.3
Property, plant and equipment, net	17,163.2	16,723.4
Investments in and advances to unconsolidated affiliates	2,475.4	2,510.7
Intangible assets, net of accumulated amortization of $706.0 at
March 31, 2009 and $674.9 at December 31, 2008	1,759.6	1,789.0
Goodwill	1,013.9	1,013.9
Deferred tax asset	0.7	0.4
Other assets	302.6	269.6
Total assets	$25,842.6	$25,371.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable – trade	$463.8	$381.6
Accounts payable – related parties	5.0	17.5
Accrued product payables	1,757.9	1,845.6
Accrued expenses	78.0	65.7
Accrued interest	161.4	197.4
Derivative liabilities (see Note 5)	353.1	316.2
Other current liabilities	316.4	292.2
Total current liabilities	3,135.6	3,116.2
Long-term debt (see Note 10)	12,954.9	12,714.9
Deferred tax liabilities	67.3	66.1
Other long-term liabilities	121.9	123.8
Commitments and contingencies
Equity: (see Note 11)
Enterprise GP Holdings L.P. partners’ equity:
Limited partners:
Units (139,191,640 Units outstanding at March 31, 2009 and	2,036.7	1,650.4
123,191,640 Units outstanding at December 31, 2008)
Class C Units (16,000,000 Class C Units outstanding at December 31, 2008)	--	380.7
General partner	*	*
Accumulated other comprehensive loss	(52.3)	(53.2)
Total Enterprise GP Holdings L.P. partners’ equity	1,984.4	1,977.9
Noncontrolling interest	7,578.5	7,372.4
Total equity	9,562.9	9,350.3
Total liabilities and equity	$25,842.6	$25,371.3

See Notes to Unaudited Condensed Consolidated Financial Statements.
* Amount is negligible.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(See Note 17 for Supplemental Parent Company Financial Information)
(Dollars in millions, except per unit amounts)

	For the Three Months
	Ended March 31,
	2009		2008
Revenues:
Third parties		$4,667.6		$8,224.0
Related parties		219.4		282.3
Total revenues (see Note 3)		4,887.0		8,506.3
Costs and expenses:
Operating costs and expenses:
Third parties		4,149.7		7,826.9
Related parties		226.9		187.2
Total operating costs and expenses		4,376.6		8,014.1
General and administrative costs:
Third parties		9.6		5.3
Related parties		27.4		27.1
Total general and administrative costs		37.0		32.4
Total costs and expenses		4,413.6		8,046.5
Equity in earnings of unconsolidated affiliates		24.9		19.8
Operating income		498.3		479.6
Other income (expense):
Interest expense		(165.7)		(148.5)
Interest income		0.8		2.1
Other, net		0.4		(0.6)
Total other expense, net		(164.5)		(147.0)
Income before provision for income taxes		333.8		332.6
Provision for income taxes		(16.0)		(4.5)
Net income		317.8		328.1
Net income attributable to noncontrolling interest		(254.9)		(281.5)
Net income attributable to Enterprise GP Holdings L.P.		$62.9		$46.6

Net income allocation: (see Notes 11 and 13)
Limited partners’ interest in net income		$62.9		$46.6
General partner’s interest in net income	$	*	$	*

Basic and diluted earnings per Unit (see Note 13)		$0.47		$0.38

See Notes to Unaudited Condensed Consolidated Financial Statements.
* Amount is negligible.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months
	Ended March 31,
	2009	2008

Net income	$317.8	$328.1
Other comprehensive income (loss):
Cash flow hedges:
Commodity derivative instrument gains (losses) during period	(62.0)	82.3
Reclassification adjustment for losses included in
net income related to commodity derivative instruments	32.2	13.8
Interest rate derivative instrument losses during period	(1.2)	(63.3)
Reclassification adjustment for (gains) losses included in net income
related to interest rate derivative instruments	6.4	(1.3)
Foreign currency hedge losses	(10.6)	(1.2)
Total cash flow hedges	(35.2)	30.3
Foreign currency translation adjustment	(0.4)	(0.4)
Change in funded status of pension and postretirement plans,
net of tax	(0.1)	(0.3)
Proportionate share of other comprehensive income of
unconsolidated affiliates	(0.9)	(6.7)
Total other comprehensive income (loss)	(36.6)	22.9
Comprehensive income	281.2	351.0
Comprehensive income attributable to noncontrolling interest	(217.4)	(325.6)
Comprehensive income attributable to Enterprise GP Holdings L.P.	$63.8	$25.4

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(See Note 17 for Supplemental Parent Company Financial Information)
(Dollars in millions)

	For the Three Months
	Ended March 31,
	2009	2008
Operating activities:
Net income	$317.8	$328.1
Adjustments to reconcile net income to net cash
flows provided by operating activities:
Depreciation, amortization and accretion	199.7	174.1
Amortization in interest expense	0.2	3.4
Equity in earnings of unconsolidated affiliates	(24.9)	(19.8)
Distributions received from unconsolidated affiliates	42.4	41.2
Loss on early extinguishment of debt	--	8.7
Effect of pension settlement recognition	(0.1)	(0.1)
Operating lease expense paid by EPCO, Inc.	0.2	0.5
Gain on asset sales and related transactions	(0.2)	(0.2)
Deferred income tax expense (benefit)	0.9	(0.9)
Changes in fair market value of derivative instruments	(12.6)	(0.6)
Net effect of changes in operating accounts (see Note 16)	(159.8)	(240.4)
Net cash flows provided by operating activities	363.6	294.0
Investing activities:
Capital expenditures	(513.9)	(729.7)
Contributions in aid of construction costs	6.4	8.1
Decrease (increase) in restricted cash	(40.7)	64.5
Cash used for business combinations	--	(338.5)
Acquisition of intangible assets	(1.4)	(0.3)
Investments in unconsolidated affiliates	(6.1)	(0.1)
Advances from unconsolidated affiliates	18.1	14.7
Other proceeds from investing activities	4.1	0.1
Cash used in investing activities	(533.5)	(981.2)
Financing activities:
Borrowings under debt agreements	1,188.9	4,044.6
Repayments of debt	(948.1)	(2,962.8)
Debt issuance costs	(1.2)	(8.8)
Distributions paid to noncontrolling interest (see Note 11)	(319.2)	(286.4)
Distributions paid to partners	(57.9)	(50.5)
Contributions from noncontrolling interest (see Note 11)	304.0	20.7
Contributions from partners	0.1	--
Settlement of cash flow hedging derivative instruments	--	(45.8)
Cash provided by financing activities	166.6	711.0
Effect of exchange rate changes on cash flows	(2.0)	(0.3)
Net change in cash and cash equivalents	(3.3)	23.8
Cash and cash equivalents, January 1	56.8	41.9
Cash and cash equivalents, March 31	$51.5	$65.4

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(See Note 11 for Unit History and Detail of Changes in Limited Partners’ Equity)
(Dollars in millions)

	Enterprise GP Holdings L.P.
				Accumulated
				Other
	Limited	General		Comprehensive	Noncontrolling
	Partners	Partner		Loss	Interests	Total
Balance, December 31, 2008	$2,031.1	$	*	$(53.2)	$7,372.4	$9,350.3
Net income	62.9		*	--	254.9	317.8
Cash distributions to partners	(57.9)		--	--	--	(57.9)
Operating leases paid by EPCO, Inc.	--		--	--	0.2	0.2
Cash contribution	--		--	--	0.1	0.1
Amortization of equity awards	0.6		--	--	3.6	4.2
Distributions paid to noncontrolling interest (see Note 11)	--		--	--	(319.2)	(319.2)
Contributions from noncontrolling interest (see Note 11)	--		--	--	304.0	304.0
Foreign currency translation adjustment	--		--	--	(0.4)	(0.4)
Cash flow hedges	--		--	1.8	(37.0)	(35.2)
Change in funded status of pension and
postretirement plans, net of tax	--		--	--	(0.1)	(0.1)
Proportionate share of other comprehensive income
of unconsolidated affiliates	--		--	(0.9)	--	(0.9)
Balance, March 31, 2009	$2,036.7	$	*	$(52.3)	$7,578.5	$9,562.9

	Enterprise GP Holdings L.P.
				Accumulated
				Other
	Limited	General		Comprehensive	Noncontrolling
	Partners	Partner		Loss	Interests	Total
Balance, December 31, 2007	$2,079.0	$	*	$(22.3)	$7,064.1	$9,120.8
Net income	46.5		*	--	281.5	328.0
Cash distributions to partners	(50.5)		--	--	--	(50.5)
Operating leases paid by EPCO, Inc.	--		--	--	0.5	0.5
Cash contribution	--		--	--	186.7	186.7
Amortization of equity awards	0.2		--	--	2.5	2.7
Distributions paid to noncontrolling interest (see Note 11)	--		--	--	(286.4)	(286.4)
Contributions from noncontrolling interest (see Note 11)	--		--	--	20.7	20.7
Foreign currency translation adjustment	--		--	--	(0.4)	(0.4)
Cash flow hedges	--		--	(14.5)	44.8	30.3
Change in funded status of pension and
postretirement plans, net of tax	--		--	--	(0.3)	(0.3)
Proportionate share of other comprehensive income
of unconsolidated affiliates	--		--	(6.7)	--	(6.7)
Balance, March 31, 2008	$2,075.2	$	*	$(43.5)	$7,313.7	$9,345.4

See Notes to Unaudited Condensed Consolidated Financial Statements.
* Amount is negligible.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in millions of dollars.

Note 1.  Partnership Organization and Basis of Financial Statement Presentation

Partnership Organization

Enterprise GP Holdings L.P. is a publicly traded Delaware limited partnership, the limited partnership interests (the “Units”) of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPE.”  The business of Enterprise GP Holdings L.P. is the ownership of general and limited partner interests of publicly traded limited partnerships engaged in the midstream energy industry and related businesses to increase cash distributions to its unitholders.  Unless the context requires otherwise, references to “we,” “us,” “our” or the “Partnership” are intended to mean the business of Enterprise GP Holdings L.P. and its consolidated subsidiaries.

References to the “Parent Company” mean Enterprise GP Holdings L.P., individually as the parent company, and not on a consolidated basis.  The Parent Company is owned 99.99% by its limited partners and 0.01% by its general partner, EPE Holdings, LLC (“EPE Holdings”).  EPE Holdings is a wholly owned subsidiary of Dan Duncan LLC, all of the membership interests of which are owned by Dan L. Duncan.  See Note 17 for information regarding the Parent Company on a standalone basis.

References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., the common units of which are listed on the NYSE under the ticker symbol “EPD,” and its consolidated subsidiaries.   Enterprise Products Partners has no business activities outside those conducted by its operating subsidiary, Enterprise Products Operating LLC (“EPO”).  References to “EPGP” refer to Enterprise Products GP, LLC, which is the general partner of Enterprise Products Partners.  EPGP is owned by the Parent Company.

References to “Duncan Energy Partners” mean Duncan Energy Partners L.P., which is a consolidated subsidiary of EPO.  Duncan Energy Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.”  References to “DEP GP” mean DEP Holdings, LLC, which is the general partner of Duncan Energy Partners.

References to “TEPPCO” mean TEPPCO Partners, L.P., a publicly traded limited partnership, the common units of which are listed on the NYSE under the ticker symbol “TPP.”  References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO.  TEPPCO GP is owned by the Parent Company.

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

References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”), EPE Unit III, L.P. (“EPE Unit III”), Enterprise Unit L.P. (“Enterprise Unit”), EPCO Unit L.P. (“EPCO Unit”), TEPPCO Unit L.P. (“TEPPCO Unit I”), and TEPPCO Unit II L.P. (“TEPPCO Unit II”), collectively, all of which are privately-held affiliates of EPCO, Inc.

References to “EPCO” mean EPCO, Inc. and its privately-held affiliates.  Mr. Duncan is the Group Co-Chairman and controlling shareholder of EPCO.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Parent Company, Enterprise Products Partners, EPGP, TEPPCO, TEPPCO GP, the Employee Partnerships and EPCO are affiliates under the common control of Mr. Duncan.  We do not control Energy Transfer Equity or LE GP.

Basis of Presentation

Effective January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 established accounting and reporting standards for noncontrolling interests, which were previously identified as minority interest in our financial statements.  This new standard requires, among other things, that (i) noncontrolling interests be presented as a component of equity on our consolidated balance sheet (i.e., elimination of the “mezzanine” presentation previously used for minority interest); (ii) elimination of minority interest amounts as a deduction in deriving net income or loss and, as a result, that net income or loss be allocated between controlling and noncontrolling interests; and (iii) comprehensive income or loss to be allocated between controlling and noncontrolling interest.   Earnings per unit amounts are not affected by these changes.  See Note 11 for additional information regarding noncontrolling interests.

The consolidated financial statements included in this Quarterly Report on Form 10-Q have been retrospectively adjusted to reflect the changes required by SFAS 160.  As a result, net income reported for the first quarter of 2008 in these financial statements is higher than that disclosed previously; however, the allocation of such net income results in our unitholders, general partner and noncontrolling interests (i.e., the former minority interest) receiving the same amounts as they did previously.

Our results of operations for the three months ended March 31, 2009 are not necessarily indicative of results expected for the full year.

In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  These Unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

General Purpose Consolidated and Parent Company-Only Information.  In accordance with rules and regulations of the SEC and various other accounting standard-setting organizations, our general purpose financial statements reflect the consolidation of the financial information of businesses that we control through the ownership of general partner interests (e.g. Enterprise Products Partners and TEPPCO).  Our general purpose consolidated financial statements present those investments in which we do not have a controlling interest as unconsolidated affiliates (e.g. Energy Transfer Equity and LE GP).  To the extent that Enterprise Products Partners and TEPPCO reflect investments in unconsolidated affiliates in their respective consolidated financial statements, such investments will also be reflected as such in our general purpose financial statements unless subsequently consolidated by us due to common control considerations (e.g., Jonah Gas Gathering Company).  As presented in our consolidated financial statements, noncontrolling interest reflects third-party and related party ownership of our consolidated subsidiaries, which include the third-party and related party unitholders of Enterprise Products Partners, TEPPCO and Duncan Energy Partners other than the Parent Company.

In order for the unitholders of Enterprise GP Holdings L.P. and others to more fully understand the Parent Company’s business and financial statements on a standalone basis, Note 17 includes information devoted exclusively to the Parent Company apart from that of our consolidated Partnership.  A key difference between the non-consolidated Parent Company financial information and those of our consolidated Partnership is that the Parent Company views each of its investments (e.g. Enterprise Products

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Partners, TEPPCO and Energy Transfer Equity) as unconsolidated affiliates and records its share of the net income of each as equity earnings in the Parent Company income information.  In accordance with GAAP, we eliminate such equity earnings in the preparation of our consolidated Partnership financial statements.

Presentation of Investments.  The Parent Company owns common units of Enterprise Products Partners and 100% of the membership interests of EPGP, which is entitled to 2% of the cash distributions paid by Enterprise Products Partners as well as the associated incentive distribution rights (“IDRs”) of Enterprise Products Partners.  At March 31, 2009 and 2008, the Parent Company owned 13,670,925 and 13,454,498 common units, respectively, of Enterprise Products Partners.

The Parent Company owns 4,400,000 common units of TEPPCO and 100% of the membership interests of TEPPCO GP, which is entitled to 2% of the cash distributions of TEPPCO as well as the IDRs of TEPPCO.

The Parent Company owns 38,976,090 common units of Energy Transfer Equity.  In addition, at March 31, 2009 and 2008, the Parent Company owned approximately 40.6% and 34.9% respectively, of the membership interests of LE GP.  Energy Transfer Equity owns limited partner interests and the general partner interest of ETP.  We account for our investments in Energy Transfer Equity and LE GP using the equity method of accounting.

Note 2.  General Accounting Matters

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

Recent Accounting Developments

The following information summarizes recently issued accounting guidance since those reported in our Annual Report on Form 10-K for the year ended December 31, 2008 that will or may affect our future financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance in the form of FASB Staff Positions (“FSPs”) in an effort to clarify certain fair value accounting rules.   FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, establishes a process to determine whether a market is not active and a transaction is not distressed.   FSP FAS 157-4 states that companies should look at several factors and use judgment to ascertain if a formerly active market has become inactive.   When estimating fair value, FSP FAS 157-4 requires companies to place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly (entities do not have to incur undue cost and effort in making this determination).   The FASB also issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments.   This FSP requires that companies provide qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value in each interim report.  Previously, this was only an annual requirement.  We will adopt these FSPs effective July 1, 2009.   We do not expect that this new guidance will have a material impact on our financial statements.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash represents amounts held in connection with Enterprise Products Partners’ commodity derivative instruments portfolio and New York Mercantile Exchange (“NYMEX”) physical natural gas purchases.  Additional cash may be restricted to maintain Enterprise Products Partners’ positions as commodity prices fluctuate or deposit requirements change.  At March 31, 2009 and December 31, 2008, Enterprise Products Partners’ restricted cash amounts were $244.5 million and $203.8 million, respectively.  See Note 5 for information about Enterprise Products Partners’ derivative instruments and hedging activities.

Note 3.  Business Segments

Our investing activities are organized into business segments that reflect how the Chief Executive Officer of our general partner (i.e., our chief operating decision maker) routinely manages and reviews the financial performance of the Parent Company’s investments.  We evaluate segment performance based on operating income.  On a consolidated basis, we have three reportable business segments:

▪
Investment in Enterprise Products Partners – Reflects the consolidated operations of Enterprise Products Partners and its general partner, EPGP.  This segment also includes the development stage assets of the Texas Offshore Port System.  Effective April 16, 2009, Enterprise and TEPPCO dissociated themselves from the Texas Offshore Port System partnership.  See Note 18 for information regarding this subsequent event.

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

We classify equity in earnings of unconsolidated affiliates as a component of operating income.  Our equity method investments in Energy Transfer Equity and LE GP are an integral component of our primary business strategy to increase cash distributions to unitholders.  Also, the equity method investments of our consolidated subsidiaries (i.e., Enterprise Products Partners and TEPPCO) represent an integral component of their respective business strategies.  Such investments are a means by which Enterprise Products Partners and TEPPCO align their commercial interests with those of customers and/or suppliers who are joint owners in such entities.  This method of operation enables Enterprise Products Partners and TEPPCO to achieve favorable economies of scale relative to the level of investment and business risk assumed versus what they could accomplish on a stand-alone basis.  Given the interrelated nature of such entities to the operations of Enterprise Products Partners and TEPPCO, we believe the presentation of equity in earnings from such unconsolidated affiliates as a component of operating income is meaningful and appropriate.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents selected business segment information for the periods indicated:

	Investment		Investment
	in		in
	Enterprise	Investment	Energy	Adjustments
	Products	in	Transfer	and	Consolidated
	Partners	TEPPCO	Equity	Eliminations	Totals
Revenues from third parties:
Three months ended March 31, 2009	$3,178.6	$1,489.0	$--	$--	$4,667.6
Three months ended March 31, 2008	5,383.8	2,840.2	--	--	8,224.0

Revenues from related parties: (1)
Three months ended March 31, 2009	244.5	28.0	--	(53.1)	219.4
Three months ended March 31, 2008	300.7	26.5	--	(44.9)	282.3

Total revenues: (1)
Three months ended March 31, 2009	3,423.1	1,517.0	--	(53.1)	4,887.0
Three months ended March 31, 2008	5,684.5	2,866.7	--	(44.9)	8,506.3

Equity in earnings of unconsolidated affiliates:
Three months ended March 31, 2009	7.2	0.2	17.5	--	24.9
Three months ended March 31, 2008	8.9	(1.1)	12.0	--	19.8

Operating income: (2)
Three months ended March 31, 2009	366.0	117.7	17.5	(2.9)	498.3
Three months ended March 31, 2008	361.0	111.8	12.0	(5.2)	479.6

Segment assets: (3)
At March 31, 2009	18,250.0	6,073.8	1,576.2	(57.4)	25,842.6
At December 31, 2008	17,775.4	6,083.3	1,598.9	(86.3)	25,371.3

Investments in and advances
to unconsolidated affiliates (see Note 8):
At March 31, 2009	647.8	251.4	1,576.2	--	2,475.4
At December 31, 2008	655.6	256.4	1,598.9	(0.2)	2,510.7

Intangible assets (see Note 9): (4)
At March 31, 2009	834.4	942.4	--	(17.2)	1,759.6
At December 31, 2008	855.4	950.9	--	(17.3)	1,789.0

Goodwill (see Note 9):
At March 31, 2009	706.9	307.0	--	--	1,013.9
At December 31, 2008	706.9	307.0	--	--	1,013.9
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

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present total segment revenues by business line for each of Enterprise Products Partners and TEPPCO for the periods indicated.  Enterprise Products Partners operates in four primary business lines: (i) NGL Pipelines & Services; (ii) Onshore Natural Gas Pipelines & Services; (iii) Offshore Pipelines & Services; and (iv) Petrochemical Services.  TEPPCO operates in four business lines: (i) Downstream, (ii) Upstream, (iii) Midstream and (iv) Marine Services.

Changes in the revenues for Enterprise Products Partners and TEPPCO period-to-period are explained in part by changes in energy commodity prices.  In general, lower energy commodity prices result in a decrease in revenues attributable to the sale of natural gas, crude oil, natural gas liquids (“NGLs”) and petrochemicals; however, these lower commodity prices also decrease the associated cost of sales as purchase prices decline.

Enterprise Products Partners

	Business Line
		Onshore
	NGL	Natural Gas	Offshore
	Pipelines	Pipelines	Pipelines	Petrochemical		Segment
	& Services	& Services	& Services	Services	Eliminations	Totals
Three months ended March 31, 2009	$3,790.2	$814.2	$68.8	$352.0	$(1,602.1)	$3,423.1
Three months ended March 31, 2008	6,216.1	896.3	85.4	748.4	(2,261.7)	5,684.5

Sales of tangible products, primarily NGLs, natural gas and petrochemicals, by Enterprise Products Partners aggregated $3.07 billion and $5.29 billion for the three months ended March 31, 2009 and 2008, respectively.

TEPPCO

	Business Line
				Marine		Segment
	Downstream	Upstream	Midstream	Services	Eliminations	Totals
Three months ended March 31, 2009	$95.5	$1,296.2	$88.4	$36.9	$--	$1,517.0
Three months ended March 31, 2008	97.7	2,655.3	88.3	25.5	(0.1)	2,866.7

Sales of petroleum products, primarily crude oil, by TEPPCO were $1.28 billion and $2.64 billion for the three months ended March 31, 2009 and 2008, respectively.

Note 4.  Accounting for Equity Awards

We account for equity awards in accordance with SFAS 123(R), Share-Based Payment.  Such awards were not material to our consolidated financial position, results of operations or cash flows for all periods presented.  The amount of equity-based compensation allocable to our consolidated businesses was $4.3 million and $3.2 million for the three months ended March 31, 2009 and 2008, respectively.

Certain key employees of EPCO participate in long-term incentive compensation plans managed by EPCO.  The compensation expense we record related to equity awards is based on an allocation of the total cost of such incentive plans to EPCO.  We record our pro rata share of such costs based on the percentage of time each employee spends on our consolidated business activities.

EPGP Unit Appreciation Rights

At March 31, 2009 and December 31, 2008, we had a total of 90,000 outstanding unit appreciation rights (“UARs”) granted to non-employee directors of EPGP that cliff vest in 2011.  If a director resigns prior to vesting, his UAR awards are forfeited.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EPCO Employee Partnerships

As of March 31, 2009, the estimated combined unrecognized compensation cost related to the seven Employee Partnerships was $45.1 million.  We will recognize our share of these costs in accordance with the administrative services agreement (the “ASA”) over a weighted-average period of 4.7 years.

EPCO 1998 Long-Term Incentive Plan

The EPCO 1998 Long-Term Incentive Plan (“EPCO 1998 Plan”) provides for the issuance of up to 7,000,000 common units of Enterprise Products Partners.   After giving effect to the issuance or forfeiture of option awards and restricted unit awards through March 31, 2009, a total of 1,273,924 additional common units of Enterprise Products Partners could be issued under the EPCO 1998 Plan.

Enterprise Products Partners’ unit option awards.  The following table presents option activity under the EPCO 1998 Plan for the periods indicated:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Strike Price	Contractual	Intrinsic
	Units	(dollars/unit)	Term (in years)	Value (1)
Outstanding at December 31, 2008	2,168,500	$26.32
Granted (2)	30,000	$20.08
Exercised	(10,000)	$9.00
Forfeited	(365,000)	$26.38
Outstanding at March 31, 2009	1,823,500	$26.30	5.0	$0.7
Options exercisable at
March 31, 2009	418,500	$21.14	4.1	$0.7

(1)   Aggregate intrinsic value reflects fully vested option awards at March 31, 2009.
(2)   Aggregate grant date fair value of these unit options issued during 2009 was $0.2 million based on the following assumptions: (i) a grant date market price of Enterprise Products Partners’ common units of $20.08 per unit; (ii) expected life of options of 5.0 years; (iii) risk-free interest rate of 1.8%; (iv) expected distribution yield on Enterprise Products Partners’ common units of 10%; and (v) expected unit price volatility on Enterprise Products Partners’ common units of 72.8%.

The total intrinsic value of option awards exercised during the three months ended March 31, 2009 was $0.1 million. At March 31, 2009, the estimated total unrecognized compensation cost related to nonvested unit options granted under the EPCO 1998 Plan was $1.5 million.  We expect to recognize our share of this cost over a weighted-average period of 2.2 years in accordance with the ASA.

During the three months ended March 31, 2009 and 2008, Enterprise Products Partners received cash of $0.1 million and $0.3 million, respectively, from the exercise of unit options.  Conversely, its option-related reimbursements to EPCO were $0.1 million during each of these periods.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners’ restricted unit awards.  The following table summarizes information regarding Enterprise Products Partners’ restricted unit awards under the EPCO 1998 Plan for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted units at December 31, 2008	2,080,600
Granted (2)	19,000	$17.99
Vested	(11,000)	$26.95
Forfeited	(136,200)	$29.37
Restricted units at March 31, 2009	1,952,400

(1)   Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. The weighted-average grant date fair value per unit for forfeited and vested awards is determined before an allowance for forfeitures.
(2)   Aggregate grant date fair value of restricted unit awards issued during 2009 was $0.3 million based on a grant date market price of Enterprise Products Partners’ common units ranging from $20.08 to $22.06 per unit and an estimated forfeiture rate ranging between 4.6% and 17%.

The total fair value of Enterprise Products Partners’ restricted unit awards that vested during the three months ended March 31, 2009 was $0.3 million.  At March 31, 2009, the estimated total unrecognized compensation cost related to restricted unit awards granted under the EPCO 1998 Plan was $30.1 million.  We expect to recognize our share of this cost over a weighted-average period of 2.1 years in accordance with the ASA.

Enterprise Products Partners’ phantom unit awards and distribution equivalent rights.  No phantom unit awards or distribution equivalent rights have been issued as of March 31, 2009 under the EPCO 1998 Plan.

Enterprise Products Partners 2008 Long-Term Incentive Plan

The Enterprise Products Partners 2008 Long-Term Incentive Plan (“EPD 2008 LTIP”) provides for the issuance of up to 10,000,000 of Enterprise Products Partners’ common units.  After giving effect the issuance or forfeiture of option awards through March 31, 2009, a total of 8,600,000 additional common units of Enterprise Products Partners could be issued under the EPD 2008 LTIP.

Enterprise Products Partners’ unit option awards.  The following table presents unit option activity under the EPD 2008 LTIP for the periods indicated:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Strike Price	Contractual
	Units	(dollars/unit)	Term (in years)
Outstanding at December 31, 2008	795,000	$30.93
Granted (1)	695,000	$22.06
Forfeited	(90,000)	$30.93
Outstanding at March 31, 2009 (2)	1,400,000	$26.53	5.3

(1)   Aggregate grant date fair value of these unit options issued during 2009 was $3.8 million based on the following assumptions: (i) a grant date market price of Enterprise Products Partners’ common units of $22.06 per unit; (ii) expected life of options of 5.0 years; (iii) risk-free interest rate of 1.8%; (iv) expected distribution yield on Enterprise Products Partners’ common units of 10%; (v) expected unit price volatility on Enterprise Products Partners’ common units of 72%; and (vi) an estimated forfeiture rate of 17%.
(2)   No unit options were exercisable at March 31, 2009.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2009, the estimated total unrecognized compensation cost related to nonvested unit options granted under the EPD 2008 LTIP was $4.8 million.  Enterprise Products Partners expects to recognize its share of this cost over a remaining period of 3.7 years in accordance with the ASA.

Enterprise Products Partners’ phantom unit awards. There were a total of 4,400 phantom units outstanding at March 31, 2009 under the EPD 2008 LTIP.  These awards cliff vest in 2011.  At March 31, 2009 and December 31, 2008, Enterprise Products Partners had an immaterial amount of accrued liability for compensation related to these phantom unit awards.

DEP GP UARs

At March 31, 2009 and December 31, 2008, there were a total of 90,000 outstanding UARs granted to non-employee directors of DEP GP that cliff vest in 2012.  If a director resigns prior to vesting, his UAR awards are forfeited.  At March 31, 2009 and December 31, 2008, Enterprise Products Partners had an immaterial amount of accrued liability for compensation related to these UARs.

TEPPCO 1999 Phantom Unit Retention Plan

There were a total of 15,800 phantom units outstanding under the TEPPCO 1999 Phantom Unit Retention Plan (“TEPPCO 1999 Plan”) at March 31, 2009.  These awards cliff vest as follows: 13,000 in April 2009 and 2,800 in January 2010. At March 31, 2009 and December 31, 2008, TEPPCO had an accrued liability balance of $0.4 million for compensation related to the TEPPCO 1999 Plan.

TEPPCO 2000 Long-Term Incentive Plan

On December 31, 2008, 11,300 phantom units vested and $0.2 million was paid out to participants in the first quarter of 2009.  There are no remaining phantom units outstanding under the TEPPCO 2000 Long-Term Incentive Plan.

TEPPCO 2005 Phantom Unit Plan

On December 31, 2008, 36,600 phantom units vested and $0.6 million was paid out to participants in the first quarter of 2009. There are no remaining phantom units outstanding under the TEPPCO 2005 Phantom Unit Plan.

EPCO 2006 TPP Long-Term Incentive Plan

The EPCO 2006 TPP Long-Term Incentive Plan (“TEPPCO 2006 LTIP”) provides for the issuance of up to 5,000,000 common units of TEPPCO in connection with these awards.  After giving effect to the issuance or forfeiture of unit options and restricted units through March 31, 2009, a total of 4,388,184 additional units of TEPPCO could be issued under the TEPPCO 2006 LTIP.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TEPPCO unit options.  The following table presents unit option activity under the TEPPCO 2006 LTIP for the periods indicated:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Strike Price	Contractual
	of Units	(dollars/unit)	Term (in years)
Outstanding at December 31, 2008	355,000	$40.00
Granted (1)	154,000	$20.32
Forfeited	(47,000)	$40.30
Outstanding at March 31, 2009 (2)	462,000	$33.41	4.80

(1)   The total grant date fair value of these awards was $0.6 million based on the following assumptions: (i) expected life of the option of 4.9 years; (ii) risk-free interest rate of 1.8%; (iii) expected distribution yield on TEPPCO’s common units of 12.9%; (iv) estimated forfeiture rate of 17% and (v) expected unit price volatility on TEPPCO’s common units of 71.8%.
(2)   No unit options were exercisable at March 31, 2009.

At March 31, 2009, the estimated total unrecognized compensation cost related to nonvested option awards granted under the TEPPCO 2006 LTIP was $1.1 million.  TEPPCO expects to recognize this cost over a weighted-average period of 3.4 years in accordance with the ASA.

TEPPCO restricted units. The following table summarizes information regarding TEPPCO’s restricted unit awards under the TEPPCO 2006 LTIP for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted units at December 31, 2008	157,300
Forfeited	(8,100)	$40.31
Restricted units at March 31, 2009	149,200

(1)   Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. The weighted-average grant date fair value per unit for forfeited awards is determined before an allowance for forfeitures.

None of TEPPCO’s restricted unit awards vested during the three months ended March 31, 2009.  At March 31, 2009, the estimated total unrecognized compensation cost related to restricted unit awards granted under the TEPPCO 2006 LTIP was $3.3 million.  TEPPCO expects to recognize this cost over a weighted-average period of 2.6 years in accordance with the ASA.

TEPPCO UARs and phantom units.  At March 31, 2009, there were a total of 95,654 UARs outstanding that had been granted to non-employee directors of TEPPCO GP and 305,954 UARs outstanding that were granted under the TEPPCO 2006 LTIP to certain employees of EPCO who work on behalf of TEPPCO.  These UAR awards are subject to five year cliff vesting.  If the non-employee director or employee resigns prior to vesting, their UAR awards are forfeited.

As of March 31, 2009 and December 31, 2008, there were a total of 1,647 phantom unit awards outstanding that had been granted under the TEPPCO 2006 LTIP to non-employee directors of TEPPCO GP.  Each phantom unit will be redeemed in cash the earlier of (i) April 2011 or (ii) when the director is no longer serving on the board of TEPPCO GP.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Derivative Instruments and Hedging Activities

In the course of our normal business operations, we are exposed to certain risks, including changes in interest rates, commodity prices and, to a limited extent, foreign exchange rates. In order to manage risks associated with certain identifiable and anticipated transactions, we use derivative instruments. Derivatives are financial instruments whose fair value is determined by changes in a specified benchmark such as interest rates, commodity prices or currency values. Typical derivative instruments include futures, forward contracts, swaps and other instruments with similar characteristics.  Substantially all of our derivatives are used for non-trading activities.

SFAS 133, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize derivative instruments at fair value as either assets or liabilities on the balance sheet.  While the standard requires that all derivatives be reported at fair value on the balance sheet, changes in fair value of the derivative instruments will be reported in different ways depending on the nature and effectiveness of the hedging activities to which they are related.  After meeting specified conditions, a qualified derivative may be specifically designated as a total or partial hedge of:

▪
Changes in the fair value of a recognized asset or liability, or an unrecognized firm commitment - In a fair value hedge, all gains and losses (of both the derivative instrument and the hedged item) are recognized in income during the period of change.

▪
Variable cash flows of a forecasted transaction - In a cash flow hedge, the effective portion of the hedge is reported in other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings.

▪	Foreign currency exposure, such as through an unrecognized firm commitment.

An effective hedge is one in which the change in fair value of a derivative instrument can be expected to offset 80% to 125% of changes in the fair value of a hedged item at inception and throughout the life of the hedging relationship.   The effective portion of a hedge is the amount by which the derivative instrument exactly offsets the change in fair value of the hedged item during the reporting period.  Conversely, ineffectiveness represents the change in the fair value of the derivative instrument that does not exactly offset the change in the fair value of the hedged item. Any ineffectiveness associated with a hedge is recognized in earnings immediately.  Ineffectiveness can be caused by, among other things, changes in the timing of forecasted transactions or a mismatch of terms between the derivative instrument and the hedged item.

On January 1, 2009, we adopted the disclosure requirements of SFAS 161, Disclosures About Derivative Financial Instruments and Hedging Activities.   SFAS 161 requires enhanced qualitative and quantitative disclosure requirements regarding derivative instruments.  This footnote reflects the new disclosure standard.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Derivative Instruments

We utilize interest rate swaps, treasury locks and similar derivative instruments to manage our exposure to changes in the interest rates of certain consolidated debt agreements. This strategy is a component in controlling our cost of capital associated with such borrowings.

The following table summarizes our interest rate derivative instruments outstanding at March 31, 2009, all of which were designated as hedging instruments under SFAS 133:

	Number and Type of	Notional	Period of	Rate	Accounting
Hedged Transaction	Derivative Employed	Amount	Hedge	Swap	Treatment
Parent Company:
Variable-interest rate borrowings	2 floating-to-fixed swaps	$250.0	9/07 to 8/09	1.4% to 5.0%	Cash flow hedge
Variable-interest rate borrowings	2 floating-to-fixed swaps	$250.0	9/07 to 8/11	1.4% to 4.8%	Cash flow hedge
Enterprise Products Partners:
Senior Notes C	1 fixed-to-floating swap	$100.0	1/04 to 2/13	6.4% to 3.5%	Fair value hedge
Senior Notes G	3 fixed-to-floating swaps	$300.0	10/04 to 10/14	5.6% to 5.3%	Fair value hedge
Duncan Energy Partners:
Variable-interest rate borrowings	3 floating-to-fixed swaps	$175.0	9/07 to 9/10	1.2% to 4.6%	Cash flow hedge

At times, we may use treasury lock derivative instruments to hedge the underlying U.S. treasury rates related to forecasted issuances of debt. As cash flow hedges, gains or losses on these instruments are recorded in other comprehensive income and amortized to earnings using the effective interest method over the estimated term of the underlying fixed-rate debt.  During March 2008, Enterprise Products Partners and TEPPCO terminated treasury locks having a combined notional value of $950.0 million and recognized an aggregate loss of $43.9 million loss in other comprehensive income during the first quarter of 2008.

In the first quarter of 2009, Enterprise Products Partners entered into two forward starting interest rate swaps to hedge the underlying benchmark interest payments related to the forecasted issuances of debt.

	Number and Type of	Notional	Period of	Average Rate	Accounting
Hedged Transaction	Derivative Employed	Amount	Hedge	Locked	Treatment
Enterprise Products Partners:
Future debt offering	1 forward starting swap	$50.0	6/10 to 6/20	3.293%	Cash flow hedge
Future debt offering	1 forward starting swap	$150.0	2/11 to 2/21	3.4615%	Cash flow hedge

For information regarding consolidated fair value amounts and gains and losses on interest rate derivative instruments and related hedged items, see “Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items” within this Note 5.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commodity Derivative Instruments

The prices of natural gas, NGLs, crude oil and certain petrochemical products are subject to fluctuations in response to changes in supply, demand, general market uncertainty and a variety of additional factors that are beyond our control. In order to manage the price risk associated with such products, we enter into commodity derivative instruments such as forwards, basis swaps and futures contracts. The following table summarizes our commodity derivative instruments outstanding at March 31, 2009:

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term (2)	Treatment
Derivatives designated as hedging instruments under SFAS 133:
Enterprise Products Partners:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (“PTR”) (3)	44.0 Bcf	n/a	Cash flow hedge
Forecasted NGL sales	3.2 MMBbls	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchases of natural gas liquids	0.2 MMBbls	n/a	Cash flow hedge
Natural gas liquids inventory management activities	n/a	0.1 MMBbls	Cash flow hedge
Forecasted sales of octane enhancement products	1.7 MMBbls	n/a	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities	2.3 Bcf	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products	3.1 MMBbls	n/a	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products	2.5 MMBbls	1.2 MMBbls	Cash flow hedge

Derivatives not designated as hedging instruments under SFAS 133:
Enterprise Products Partners:
Natural gas risk management activities (4,5)	244.1 Bcf	n/a	Mark-to-market
Duncan Energy Partners:
Natural gas risk management activities (5)	1.8 Bcf	n/a	Mark-to-market
TEPPCO:
Crude oil risk management activities (6)	2.8 MMBbls	n/a	Mark-to-market

(1)   Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflect the absolute value of derivative notional volumes.
(2)   The maximum term for derivatives reflected in the long-term column is December 2010.
(3)   PTR represents the British thermal unit (“Btu”) equivalent of the NGLs extracted from natural gas by a processing plant, and includes the natural gas used as plant fuel to extract those liquids, plant flare and other shortages.  See the discussion below for the primary objective of this strategy.
(4)   Volume includes approximately 63.7 billion cubic feet (“Bcf”) of physical derivative instruments that are predominantly index plus a premium or minus a discount.
(5)   Reflects the use of derivative instruments to manage risks associated with natural gas pipeline, processing and storage assets.
(6)   Reflects the use of derivative instruments to manage risks associated with TEPPCO’s portfolio of crude oil storage assets.

The table above does not include additional hedges of forecasted NGL sales executed under contracts that have been designated as normal purchase and sale agreements under SFAS 133.   At March 31, 2009, the volume hedged under these contracts was 11.7 million barrels (“MMBbls”).

Certain of our derivative instruments do not meet the hedge accounting requirements of SFAS 133 and are accounted for as economic hedges using mark-to-market accounting.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners’ predominant hedging strategy is a program to hedge a portion of its margin from natural gas processing.  The objective of this strategy is to hedge a level of gross margins associated with the NGL forward sales contracts (i.e., NGL sales revenues less actual costs for PTR and the gain or loss on the PTR hedge) by locking in the cost of natural gas used for PTR through the use of commodity derivative instruments.  This program consists of:

▪	the forward sale of a portion of Enterprise Products Partners’ expected equity NGL production at fixed prices through 2009, and

▪	the purchase, using commodity derivative instruments, of the amount of natural gas expected to be consumed as PTR in the production of such equity NGL production.

At March 31, 2009, this program had hedged future estimated gross margins (before plant operating expenses) of $347.7 million on 14.9 MMBbls of forecasted NGL forward sales transactions extending through 2009.

For information regarding consolidated fair value amounts and gains and losses on commodity derivative instruments and related hedged items, see “Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items” within this Note 5.

Foreign Currency Derivative Instruments

We are exposed to foreign currency exchange risk in connection with our NGL marketing activities in Canada.  As a result, we could be adversely affected by fluctuations in currency rates between the U.S. dollar and Canadian dollar. In order to manage this risk, we may enter into foreign exchange purchase contracts to lock in the exchange rate.  Prior to 2009, these derivative instruments were accounted for using mark-to-market accounting.  Beginning with the first quarter of 2009, these transactions were accounted for as cash flow hedges.

In addition, we were exposed to foreign currency exchange risk in connection with a term loan denominated in Japanese yen (see Note 10).  Enterprise Products Partners entered into this loan agreement in November 2008 and the loan matured in March 2009.  The derivative instrument used to hedge this risk was accounted for as a cash flow hedge and settled upon repayment of the loan.

We had one foreign currency derivative instrument with a notional amount of $1.7 million Canadian outstanding at March 31, 2009.  The fair market value of this instrument was de minimis at March 31, 2009.

For information regarding consolidated fair value amounts and gains and losses on foreign currency derivative instruments and related hedged items, see “Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items” within this Note 5.

Credit-Risk Related Contingent Features in Derivative Instruments

A limited number of our commodity derivative instruments include provisions related to credit ratings and/or adequate assurance clauses.  A credit rating provision provides for a counterparty to demand immediate full or partial payment to cover a net liability position upon the loss of a stipulated credit rating. An adequate assurance clause provides for a counterparty to demand immediate full or partial payment to cover a net liability position should reasonable grounds for insecurity arise with respect to contractual performance by either party.  At March 31, 2009, the aggregate fair value of our over-the-counter derivative instruments in a net liability position was $0.1 million however this position was not subject to credit rating contingent features or adequate assurance clauses.  The potential for derivatives with contingent features to enter a net liability position may change in the future as positions and prices fluctuate.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular Presentation of Fair Value Amounts, and Gains and Losses on
   Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments under SFAS 133
Interest rate derivatives	Derivative assets	$7.0	Derivative assets	$7.8	Derivative liabilities	$17.6	Derivative liabilities	$19.2
Interest rate derivatives	Other assets	38.5	Other assets	38.9	Other liabilities	17.9	Other liabilities	17.1
Total interest rate derivatives		45.5		46.7		35.5		36.3
Commodity derivatives	Derivative assets	152.2	Derivative assets	150.5	Derivative liabilities	263.2	Derivative liabilities	253.5
Commodity derivatives	Other assets	2.3	Other assets	--	Other liabilities	--	Other liabilities	0.2
Total commodity derivatives (1)		154.5		150.5		263.2		253.7
Foreign currency derivatives (2)	Derivative assets	--	Derivative assets	9.3	Derivative liabilities	--	Derivative liabilities	--
Total derivatives
designated as hedging
instruments		$200.0		$206.5		$298.7		$290.0

Derivatives not designated as hedging instruments under SFAS 133
Commodity derivatives	Derivative assets	$83.9	Derivative assets	$50.9	Derivative liabilities	$72.3	Derivative liabilities	$43.4
Commodity derivatives	Other assets	--	Other assets	--	Other liabilities	0.4	Other liabilities	--
Total commodity derivatives		83.9		50.9		72.7		43.4
Foreign currency derivatives	Derivative assets	--	Derivative assets	--	Derivative liabilities	--	Derivative liabilities	0.1
Total derivatives not
designated as hedging
instruments		$83.9		$50.9		$72.7		$43.5

(1)   Represent commodity derivative transactions that either have not settled or have settled and not been invoiced. Settled and invoiced transactions are reflected in either accounts receivable or accounts payable depending on the outcome of the transaction.
(2)   Relates to the hedging of our exposure to fluctuations in the foreign currency exchange rate related to our Canadian NGL marketing subsidiary.

The following table presents the effect of our derivative instruments designated as fair value hedges under SFAS 133 on our condensed consolidated statements of operations for the periods presented:

Derivatives in SFAS 133	Gain Recognized in			Gain/(Loss) Recognized in
Fair Value	Income on Derivative			Income on Hedged Item
Hedging Relationships	Amount		Location	Amount		Location
	For the Three Months			For the Three Months
	Ended March 31,			Ended March 31,
	2009	2008		2009	2008
Interest rate derivatives	$45.5	$47.5	Interest expense	$(44.8)	$(49.3)	Interest expense
Commodity derivatives	0.3	--	Revenue	0.1	--	Revenue
Total	$45.8	$47.5		$(44.7)	$(49.3)

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables presents the effect of our derivative instruments designated as cash flow hedges under SFAS 133 on our condensed consolidated statements of operations for the periods presented:

	Change in Value
Derivatives	Recognized in OCI on
in SFAS 133 Cash Flow	Derivative
Hedging Relationships	(Effective Portion)
	For the Three Months
	Ended March 31,
	2009	2008
Interest rate derivatives	$(1.2)	$(63.3)
Commodity derivatives – Revenue	(10.0)	0.5
Commodity derivatives – Operating Expense	(52.0)	81.8
Foreign currency derivatives	(10.6)	(1.2)
Total	$(73.8)	$17.8

		Amount of Gain/(Loss)
Derivatives	Location of Gain/(Loss)	Reclassified from AOCI
in SFAS 133 Cash Flow	Reclassified from AOCI	to Income
Hedging Relationships	into Income (Effective Portion)	(Effective Portion)
		For the Three Months
		Ended March 31,
		2009	2008
Interest rate derivatives	Interest expense	$(6.4)	$1.3
Commodity derivatives	Revenue	15.3	(12.5)
Commodity derivatives	Operating costs and expenses	(47.5)	(1.3)
Total		$(38.6)	$(12.5)

	Location of Gain/(Loss)	Amount of Gain/(Loss)
Derivatives	Recognized in Income	Recognized in Income on
in SFAS 133 Cash Flow	on Ineffective Portion	Ineffective Portion of
Hedging Relationships	of Derivative	Derivative
		For the Three Months
		Ended March 31,
		2009	2008
Interest rate derivatives	Interest expense	$(0.1)	$(2.8)
Commodity derivatives	Revenue	--	0.5
Commodity derivatives	Operating costs and expenses	(1.1)	2.3
Total		$(1.2)	$--

Over the next twelve months, we expect to reclassify $19.6 million of accumulated other comprehensive loss attributable to interest rate derivative instruments to earnings as an increase to interest expense. Likewise, we expect to reclassify $184.9 million of accumulated other comprehensive loss attributable to commodity derivative instruments to earnings as an increase in operating costs and expenses and $38.8 million as an increase in revenues.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of our derivative instruments not designated as hedging instruments under SFAS 133 on our condensed consolidated statements of operations for the periods presented:

Derivatives Not	Gain/(Loss) Recognized in
Designated as SFAS 133	Income on Derivative
Hedging Instruments	Amount		Location
	For the Three Months
	Ended March 31,
	2009	2008
Commodity derivatives	$25.1	$(1.2)	Revenue
Commodity derivatives	--	(0.8)	Operating costs and expenses
Foreign currency derivatives	(0.1)	--	Other expense
Total	$25.0	$(2.0)

SFAS 157 - Fair Value Measurements

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date.  The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities measured on a recurring basis at March 31, 2009.  These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
Financial assets:
Interest rate derivative instruments	$--	$45.5	$--	$45.5
Commodity derivative instruments	20.5	180.4	37.5	238.4
Total	$20.5	$225.9	$37.5	$283.9

Financial liabilities:
Interest rate derivative instruments	$--	$35.5	$--	$35.5
Commodity derivative instruments	29.3	303.6	3.0	335.9
Total	$29.3	$339.1	$3.0	$371.4

The following table sets forth a reconciliation of changes in the fair value of our Level 3 financial assets and liabilities for the periods indicated:

	For the Three Months
	Ended March 31,
	2009	2008
Balance, January 1	$32.4	$(5.1)
Total gains (losses) included in:
Net income (1)	12.9	(1.8)
Other comprehensive income (loss)	1.5	2.4
Purchases, issuances, settlements	(12.3)	1.9
Balance, March 31	$34.5	$(2.6)

(1) There were $0.1 million and an immaterial amount of unrealized gains included in this amount for the three months ended March 31, 2009 and 2008, respectively.

We adopted the provisions of SFAS 157 that apply to nonfinancial assets and liabilities on January 1, 2009.  Our adoption of this guidance had no impact on our financial position, results of operations or cash flows.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Inventories

Our inventory amounts by business segment were as follows at the dates indicated:

	March, 31	December 31,
	2009	2008
Investment in Enterprise Products Partners:
Working inventory (1)	$279.5	$200.4
Forward sales inventory (2)	240.5	162.4
Subtotal	520.0	362.8
Investment in TEPPCO:
Working inventory (3)	22.3	13.6
Forward sales inventory (4)	21.2	30.7
Subtotal	43.5	44.3
Eliminations	(1.5)	(2.1)
Total inventory	$562.0	$405.0

(1)   Working inventory is comprised of inventories of natural gas, NGLs and certain petrochemical products that are either available-for-sale or used in providing services.
(2)   Forward sales inventory consists of identified NGL and natural gas volumes dedicated to the fulfillment of forward sales contracts.
(3)   Working inventory is comprised of inventories of crude oil, refined products, liquefied petroleum gases, lubrication oils, and specialty chemicals that are either available-for-sale or used in the provision for services.
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

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our cost of sales amounts are a component of “Operating costs and expenses” as presented in our Unaudited Condensed Statements of Consolidated Operations.   Due to fluctuating commodity prices, we recognize lower of cost or market (“LCM”) adjustments when the carrying value of inventories exceeds their net realizable value.  These non-cash charges are a component of cost of sales.  To the extent our commodity hedging strategies address inventory-related risks and are successful, these inventory valuation adjustments are mitigated or offset.  See Note 5 for a description of our commodity hedging activities.  The following table presents cost of sales amounts by business segment for the periods indicated:

	For the Three Months
	Ended March 31,
	2009	2008
Investment in Enterprise Products Partners (1)	$2,630.2	$4,901.7
Investment in TEPPCO (2)	1,238.1	2,616.9
Eliminations	(50.4)	(42.3)
Total cost of sales (3)	$3,817.9	$7,476.3

(1)    Includes LCM adjustments of $5.7 million and $4.2 million recognized during the three months ended March 31, 2009 and 2008, respectively.
(2)   Includes LCM adjustments of $1.0 million recognized during the three months ended March 31, 2009. An immaterial amount of LCM adjustments were recognized during the three months ended March 31, 2008.
(3)   The decrease in cost of sales is primarily due to lower energy commodity prices associated with Enterprise Products Partners’ and TEPPCO’s marketing activities.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Property, Plant and Equipment

Our property, plant and equipment amounts by business segment were as follows at the dates indicated:

	Estimated
	Useful Life	March 31,	December 31,
	In Years	2009	2008
Investment in Enterprise Products Partners:
Plants, pipelines, buildings and related assets (1)	3-45 (5)	$13,533.3	$12,284.9
Storage facilities (2)	5-35 (6)	925.1	900.7
Offshore platforms and related facilities (3)	20-31	634.8	634.8
Transportation equipment (4)	3-10	38.3	38.8
Land		58.7	54.6
Construction in progress		893.7	1,695.3
Total historical cost		16,083.9	15,609.1
Less accumulated depreciation		2,487.8	2,375.0
Total carrying value, net		13,596.1	13,234.1
Investment in TEPPCO:
Plants, pipelines, buildings and related assets (1)	5-40 (5)	2,986.5	2,972.5
Storage facilities (2)	5-40 (6)	312.8	303.2
Transportation equipment (4)	5-10	12.8	12.1
Marine vessels	20-30	453.0	453.0
Land		200.4	199.9
Construction in progress		405.4	319.4
Total historical cost		4,370.9	4,260.1
Less accumulated depreciation		803.8	770.8
Total carrying value, net		3,567.1	3,489.3
Total property, plant and equipment, net		$17,163.2	$16,723.4

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
(5)   In general, the estimated useful lives of major components of this category approximate the following: processing plants, 20-35 years; pipelines and related equipment, 5-45 years; terminal facilities, 10-35 years; delivery facilities, 20-40 years; buildings, 20-40 years; office furniture and equipment, 3-20 years; and laboratory and shop equipment, 5-35 years.
(6)   In general, the estimated useful lives of major components of this category approximate the following: underground storage facilities, 5-35 years; storage tanks, 10-40 years; and water wells, 5-35 years.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our depreciation expense and capitalized interest amounts by business segment for the periods indicated:

	For the Three Months
	Ended March 31,
	2009	2008

Investment in Enterprise Products Partners:
Depreciation expense (1)	$125.1	$109.8
Capitalized interest (2)	12.1	18.1
Investment in TEPPCO:
Depreciation expense (1)	33.4	28.1
Capitalized interest (2)	5.3	4.3

(1)   Depreciation expense is a component of operating costs and expenses as presented in our Unaudited Condensed Statements of Consolidated Operations.
(2)   Capitalized interest increases the carrying value of the associated asset and reduces interest expense during the period it is recorded.

Asset retirement obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of certain tangible long-lived assets that result from acquisitions, construction, development and/or normal operations, or a combination of these factors.  The following table summarizes amounts recognized in connection with AROs since December 31, 2008:

	Investment in
	Enterprise
	Products	Investment in
	Partners	TEPPCO	Total
ARO liability balance, December 31, 2008	$37.7	$4.5	$42.2
Liabilities incurred	0.4	--	0.4
Liabilities settled	(6.5)	(0.5)	(7.0)
Accretion expense	0.5	--	0.5
Revisions in estimated cash flows	6.0	--	6.0
ARO liability balance, March 31, 2009	$38.1	$4.0	$42.1

Our consolidated property, plant and equipment at March 31, 2009 and December 31, 2008 includes $11.8 million and $11.7 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Investments in and Advances to Unconsolidated Affiliates

We own interests in a number of related businesses that are accounted for using the equity method of accounting.  The following table presents our investments in and advances to unconsolidated affiliates by business segment at the dates indicated:

	Ownership
	Percentage at
	March 31,	March 31,	December 31,
	2009	2009	2008
Investment in Enterprise Products Partners:
Venice Energy Service Company, L.L.C. (“VESCO”)	13.1%	$31.1	$37.7
K/D/S Promix, L.L.C. (“Promix”)	50%	46.6	46.4
Baton Rouge Fractionators LLC	32.2%	24.6	24.2
White River Hub, LLC	50%	26.8	21.4
Skelly-Belvieu Pipeline Company, L.L.C.	49%	36.3	36.0
Evangeline (1)	49.5%	4.8	4.5
Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”)	36%	58.2	60.2
Cameron Highway Oil Pipeline Company	50%	249.1	250.8
Deepwater Gateway, L.L.C.	50%	103.0	104.8
Neptune Pipeline Company, L.L.C.	25.7%	51.1	52.7
Nemo Gathering Company, LLC	33.9%	--	0.4
Baton Rouge Propylene Concentrator LLC	30%	12.5	12.6
La Porte (2)	50%	3.7	3.9
Total Investment in Enterprise Products Partners		647.8	655.6
Investment in TEPPCO:
Seaway Crude Pipeline Company (“Seaway”)	50%	181.3	186.2
Centennial Pipeline LLC (“Centennial”)	50%	69.7	69.7
Other	25%	0.4	0.3
Total Investment in TEPPCO		251.4	256.2
Investment in Energy Transfer Equity:
Energy Transfer Equity	17.5%	1,563.7	1,587.1
LE GP	40.6%	12.5	11.8
Total Investment in Energy Transfer Equity		1,576.2	1,598.9
Total consolidated		$2,475.4	$2,510.7

(1)   Refers to ownership interests in Evangeline Gas Pipeline Company, L.P. and Evangeline Gas Corp., collectively.
(2)   Refers to ownership interests in La Porte Pipeline Company, L.P. and La Porte GP, LLC, collectively.

On occasion, the price we pay to acquire a noncontrolling ownership interest in a company exceeds the underlying book value of the net assets we acquire.  Such excess cost amounts are included within the carrying values of our investments in and advances to unconsolidated affiliates.  That portion of excess cost attributable to fixed assets or amortizable intangible assets is amortized over the estimated useful life of the underlying asset(s) as a reduction in equity earnings from the entity.  That portion of excess cost attributable to goodwill or indefinite life intangible assets is not subject to amortization.  Equity method investments, including their associated excess cost amounts, are evaluated for impairment whenever events or changes in circumstances indicate that there is a loss in value of the investment which is other than temporary.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our excess cost information by business segment at the dates indicated:

	Investment in		Investment in
	Enterprise		Energy
	Products	Investment in	Transfer
	Partners	TEPPCO	Equity	Total
Initial excess cost amounts attributable to:
Fixed Assets	$51.5	$30.3	$576.6	$658.4
Goodwill	--	--	335.8	335.8
Intangibles – finite life	--	30.0	244.7	274.7
Intangibles – indefinite life	--	--	513.5	513.5
Total	$51.5	$60.3	$1,670.6	$1,782.4

Excess cost amounts, net of amortization at:
March 31, 2009	$33.8	$26.9	$1,600.4	$1,661.1
December 31, 2008	$34.3	$28.3	$1,609.6	$1,672.2

Amortization of excess cost amounts are recorded as a reduction in equity earnings.  The following table summarizes our excess cost amortization by business segment for the periods indicated:

	For the Three Months
	Ended March 31,
	2009	2008

Investment in Enterprise Products Partners	$0.5	$0.5
Investment in TEPPCO	1.4	1.1
Investment in Energy Transfer Equity	9.2	10.0
Total excess cost amortization (1)	$11.1	$11.6

(1) We expect that our total annual excess cost amortization will be $32.8 million for the remainder of 2009.

The following table summarizes our equity in earnings from unconsolidated affiliates, aggregated by business segment, for the periods indicated:

	For the Three Months
	Ended March 31,
	2009	2008
Investment in Enterprise Products Partners	$7.3	$8.9
Investment in TEPPCO	0.1	(1.1)
Investment in Energy Transfer Equity	17.5	12.0
Total equity in earnings	$24.9	$19.8

We monitor the underlying business fundamentals of our investments in unconsolidated affiliates and test such investments for impairment when impairment indicators are present.  As a result of our reviews for the first quarter of 2009, no impairment charges were required.  We have the intent and ability to hold our equity method investments, which are integral to our operations.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized Financial Information of Unconsolidated Affiliates

The following table presents unaudited income statement data for our current unconsolidated affiliates, aggregated by business segment, for the periods indicated (on a 100% basis):

	Summarized Income Statement Information for the Three Months Ended
	March 31, 2009			March 31, 2008
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income
Investment in Enterprise Products Partners	$128.0	$9.5	$9.1	$176.6	$29.4	$27.2
Investment in TEPPCO	29.4	10.9	8.2	30.2	11.2	8.5
Investment in Energy Transfer Equity (1)	1,630.0	356.1	151.5	2,639.2	367.9	126.7
(1) Net income for Energy Transfer Equity represents net income attributable to the partners of Energy Transfer Equity.

Note 9.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following tables summarize our intangible assets by business segment at the dates indicated:

	March 31, 2009			December 31, 2008
	Gross	Accum.	Carrying	Gross	Accum.	Carrying
	Value	Amort.	Value	Value	Amort.	Value
Investment in Enterprise Products Partners	$1,267.9	$(450.7)	$817.2	$1,267.6	$(429.5)	$838.1
Investment in TEPPCO	1,197.7	(255.3)	942.4	1,196.3	(245.4)	950.9
Total	$2,465.6	$(706.0)	$1,759.6	$2,463.9	$(674.9)	$1,789.0

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months
	Ended March 31,
	2009	2008
Investment in Enterprise Products Partners	$21.2	$22.8
Investment in TEPPCO	9.9	9.8
Total	$31.1	$32.6

For the remainder of 2009, amortization expense associated with our intangible assets is currently estimated at $91.0 million.

Goodwill

The following table summarizes our goodwill amounts by business segment at the dates indicated:

	March 31,	December 31,
	2009	2008
Investment in Enterprise Products Partners	$706.9	$706.9
Investment in TEPPCO	307.0	307.0
Total	$1,013.9	$1,013.9

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Debt Obligations

The following table summarizes the significant components of our consolidated debt obligations at the dates indicated:

	March, 31	December 31,
	2009	2008
Principal amount of debt obligations of the Parent Company	$1,070.3	$1,077.0
Principal amount of debt obligations of Enterprise Products Partners:
Senior debt obligations	8,015.9	7,813.4
Subordinated debt obligations	1,232.7	1,232.7
Total principal amount of debt obligations of Enterprise Products Partners	9,248.6	9,046.1
Principal amount of debt obligations of TEPPCO:
Senior debt obligations	2,265.6	2,216.7
Subordinated debt obligations	300.0	300.0
Total principal amount of debt obligations of TEPPCO	2,565.6	2,516.7
Total principal amount of consolidated debt obligations	12,884.5	12,639.8
Other, non-principal amounts:
Changes in fair value of debt-related derivative instruments	49.5	51.9
Unamortized discounts, net of premiums	(12.3)	(12.6)
Unamortized deferred gains related to terminated interest rate swaps	33.2	35.8
Total other, non-principal amounts	70.4	75.1
Total consolidated debt obligations	$12,954.9	$12,714.9

Debt Obligations of the Parent Company

The Parent Company consolidates the debt obligations of both Enterprise Products Partners and TEPPCO; however, the Parent Company does not have the obligation to make interest or debt payments with respect to the consolidated debt obligations of either Enterprise Product Partners or TEPPCO.

There have been no significant changes in the terms of the Parent Company’s debt obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.  The following table summarizes the debt obligations of the Parent Company at the dates indicated:

	March 31,	December 31,
	2009	2008
EPE Revolver, variable rate, due September 2012	$103.8	$102.0
$125.0 million Term Loan A, variable rate, due September 2012	125.0	125.0
$850.0 million Term Loan B, variable rate, due November 2014 (1)	841.5	850.0
Total debt obligations of the Parent Company	$1,070.3	$1,077.0

(1)   In accordance with SFAS 6, Classification of Short-Term Obligations Expected to be Refinanced, long-term and current maturities of debt reflect the classification of such obligations at March 31, 2009.  With respect to the $8.5 million due under Term Loan B in 2009, the Parent Company has the ability to use available credit capacity under its revolving credit facility to fund repayment of this amount.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Debt Obligations of Enterprise Products Partners

The following table summarizes the principal amount of consolidated debt obligations of Enterprise Products Partners at the dates indicated:

	March 31,	December 31,
	2009	2008
Senior debt obligations of Enterprise Products Partners:
EPO Revolver, variable rate, due November 2012	$1,234.1	$800.0
EPO Senior Notes B, 7.50% fixed-rate, due February 2011	450.0	450.0
EPO Senior Notes C, 6.375% fixed-rate, due February 2013	350.0	350.0
EPO Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
EPO Senior Notes F, 4.625% fixed-rate, due October 2009 (1)	500.0	500.0
EPO Senior Notes G, 5.60% fixed-rate, due October 2014	650.0	650.0
EPO Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
EPO Senior Notes I, 5.00% fixed-rate, due March 2015	250.0	250.0
EPO Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
EPO Senior Notes K, 4.950% fixed-rate, due June 2010	500.0	500.0
EPO Senior Notes L, 6.30%, fixed-rate, due September 2017	800.0	800.0
EPO Senior Notes M, 5.65%, fixed-rate, due April 2013	400.0	400.0
EPO Senior Notes N, 6.50%, fixed-rate, due January 2019	700.0	700.0
EPO Senior Notes O, 9.75% fixed-rate, due January 2014	500.0	500.0
EPO Yen Term Loan, 4.93% fixed-rate, due March 2009 (2)	--	217.6
Petal GO Zone Bonds, variable rate, due August 2037	57.5	57.5
Pascagoula MBFC Loan, 8.70% fixed-rate, due March 2010 (1)	54.0	54.0
Duncan Energy Partners’ Revolver, variable rate, due February 2011	188.0	202.0
Duncan Energy Partners’ Term Loan, variable rate, due December 2011	282.3	282.3
Total senior debt obligations of Enterprise Products Partners	8,015.9	7,813.4
Subordinated debt obligations of Enterprise Products Partners:
EPO Junior Notes A, fixed/variable rates, due August 2066	550.0	550.0
EPO Junior Notes B, fixed/variable rates, due January 2068	682.7	682.7
Total subordinated debt obligations of Enterprise Products Partners	1,232.7	1,232.7
Total principal amount of debt obligations of Enterprise Products Partners	$9,248.6	$9,046.1

(1)   In accordance with SFAS 6, long-term and current maturities of debt reflect the classification of such obligations at March 31, 2009.  With respect to the EPO Senior Notes F due in October 2009 and the Pascagoula MBFC Loan due in March 2010, EPO has the ability to use available credit capacity under the EPO Revolver to fund repayment of these amounts.
(2)   The EPO Yen Term Loan matured on March 30, 2009 and was replaced with the EPO $200.0 Million Term Loan (see Note 18).

Enterprise Products Partners L.P. acts as guarantor of the consolidated debt obligations of EPO with the exception of Duncan Energy Partners’ Revolver and Term Loan.  If EPO were to default on any of its guaranteed debt, Enterprise Products Partners L.P. would be responsible for full repayment of that obligation.  EPO’s debt obligations are non-recourse to the Parent Company and EPGP.

Apart from that discussed below, there have been no significant changes in the terms of Enterprise Products Partners’ debt obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

EPO $200.0 Million Term Loan. On April 1, 2009, EPO entered into the EPO $200.0 Million Term Loan, which replaced its borrowing capacity under the EPO Yen Term Loan that matured on March 30, 2009.  See Note 18 for additional information regarding this subsequent event.

Dixie Revolving Credit Facility.  The Dixie Revolver was terminated in January 2009.  As of December 31, 2008, there were no debt obligations outstanding under this facility.

Letters of credit.  At March 31, 2009, there was $1.0 million in standby letters outstanding under Duncan Energy Partners’ Revolver.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Consolidated Debt Obligations of TEPPCO

The following table summarizes the principal amount of consolidated debt obligations of TEPPCO at the dates indicated:

	March 31,	December 31,
	2009	2008
Senior debt obligations of TEPPCO:
TEPPCO Revolver, variable rate, due December 2012	$565.6	$516.7
TEPPCO Senior Notes, 7.625% fixed rate, due February 2012	500.0	500.0
TEPPCO Senior Notes, 6.125% fixed rate, due February 2013	200.0	200.0
TEPPCO Senior Notes, 5.90% fixed rate, due April 2013	250.0	250.0
TEPPCO Senior Notes, 6.65% fixed rate, due April 2018	350.0	350.0
TEPPCO Senior Notes, 7.55% fixed rate, due April 2038	400.0	400.0
Total senior debt obligations of TEPPCO	2,265.6	2,216.7
Subordinated debt obligations of TEPPCO:
TEPPCO Junior Subordinated Notes, fixed/variable rates, due June 2067	300.0	300.0
Total principal amount of debt obligations of TEPPCO	$2,565.6	$2,516.7

There have been no significant changes in the terms of TEPPCO’s debt obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Covenants

We were in compliance with the covenants of our consolidated debt agreements at March 31, 2009.

Information Regarding Variable Interest Rates Paid

The following table presents the weighted-average interest rates paid on our consolidated variable-rate debt obligations during the three months ended March 31, 2009:

Weighted-Average
Interest Rate
Paid
EPE Revolver	1.96%
EPE Term Loan A	1.95%
EPE Term Loan B	3.48%
EPO Revolver	1.05%
Petal GO Zone Bonds	0.56%
Duncan Energy Partners’ Revolver	2.05%
Duncan Energy Partners’ Term Loan	1.50%
TEPPCO Revolver	1.13%

Consolidated Debt Maturity Table

The following table presents the scheduled maturities of principal amounts of our consolidated debt obligations for the next five years and in total thereafter:

2009	$--
2010	508.5
2011	928.8
2012	3,099.5
2013	1,208.5
Thereafter	7,139.2
Total scheduled principal payments	$12,884.5

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Obligations of Unconsolidated Affiliates

Enterprise Products Partners has two unconsolidated affiliates with long-term debt obligations and TEPPCO has one unconsolidated affiliate with long-term debt obligations.  The following table shows (i) the ownership interest in each entity at March 31, 2009, (ii) total debt of each unconsolidated affiliate at March 31, 2009 (on a 100% basis to the unconsolidated affiliate) and (iii) the corresponding scheduled maturities of such debt:

			Scheduled Maturities of Debt
	Ownership							After
	Interest	Total	2009	2010	2011	2012	2013	2013
Poseidon (1)	36%	$98.0	$--	$--	$98.0	$--	$--	$--
Evangeline (1)	49.5%	15.7	5.0	3.2	7.5	--	--	--
Centennial (2)	50%	127.4	7.4	9.1	9.0	8.9	8.6	84.4
Total		$241.1	$12.4	$12.3	$114.5	$8.9	$8.6	$84.4

(1) Denotes an unconsolidated affiliate of Enterprise Products Partners. (2) Denotes an unconsolidated affiliate of TEPPCO.

The credit agreements of these unconsolidated affiliates include customary covenants, including financial covenants.  These businesses were in compliance with such covenants at March 31, 2009.  The credit agreements of these unconsolidated affiliates also restrict their ability to pay cash dividends or distributions if a default or an event of default (as defined in each credit agreement) has occurred and is continuing at the time such dividend or distribution is scheduled to be paid.

There have been no significant changes in the terms of the debt obligations of our unconsolidated affiliates since those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Note 11.  Equity and Distributions

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

Class C Units

On February 1, 2009, all of the outstanding 16,000,000 Class C Units were converted to Units on a one-to-one basis.  For financial accounting purposes, the Class C Units were not allocated any portion of net income until their conversion into Units.  In addition, the Class C Units were non-participating in current or undistributed earnings prior to conversion.  The Units into which the Class C Units were converted were eligible to receive cash distributions beginning with the distribution paid in May 2009.

Unit History

The following table summarizes changes in our outstanding Units since December 31, 2008:

		Class C
	Units	Units
Balance, December 31, 2008	123,191,640	16,000,000
Conversion of Class C Units in February 2009	16,000,000	(16,000,000)
Balance, March 31, 2009	139,191,640	--

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Changes in Limited Partners’ Equity

The following table details the changes in limited partners’ equity since December 31, 2008:

		Class C
	Units	Units	Total
Balance, December 31, 2008	$1,650.4	$380.7	$2,031.1
Net income	62.9	--	62.9
Cash distributions to partners	(57.9)	--	(57.9)
Amortization of equity awards	0.6	--	0.6
Conversion of Class C Units in February 2009	380.7	(380.7)	--
Balance, March 31, 2009	$2,036.7	$--	$2,036.7

Distributions to Partners

On May 11, 2009, we paid a quarterly cash distribution of $0.485 per Unit, or $1.94 per Unit on an annualized basis, to unitholders of record as of April 30, 2009.  Our cash distribution for the first quarter of 2008 was $0.425 per Unit.

Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss at the balance sheet dates indicated:

	March 31,	December 31,
	2009	2008
Commodity derivative instruments (1)	$(144.0)	$(114.1)
Interest rate derivative instruments (1)	(61.4)	(66.6)
Foreign currency derivative instruments (1)	--	10.6
Foreign currency translation adjustment (2)	(1.7)	(1.3)
Pension and postretirement benefit plans	(0.8)	(0.7)
Proportionate share of other comprehensive loss of
unconsolidated affiliates, primarily Energy Transfer Equity	(14.6)	(13.7)
Subtotal	(222.5)	(185.8)
Amount attributable to noncontrolling interest	170.2	132.6
Total accumulated other comprehensive loss in partners’ equity	$(52.3)	$(53.2)

(1)   See Note 5 for additional information regarding these components of accumulated other comprehensive loss.
(2)   Relates to transactions of Enterprise Products Partners’ Canadian NGL marketing subsidiary.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interest

The following table presents the components of noncontrolling interest as presented on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	March 31,	December 31,
	2009	2008
Limited partners of Enterprise Products Partners:
Third-party owners of Enterprise Products Partners (1)	$5,215.1	$5,010.6
Related party owners of Enterprise Products Partners (2)	399.0	347.7
Limited partners of Duncan Energy Partners:
Third-party owners of Duncan Energy Partners (1)	279.8	281.1
Limited partners of TEPPCO:
Third-party owners of TEPPCO (1)	1,726.4	1,733.5
Related party owners of TEPPCO (2)	(16.8)	(16.0)
Joint venture partners (3)	145.2	148.1
AOCI attributable to noncontrolling interest	(170.2)	(132.6)
Total noncontrolling interest on consolidated balance sheets	$7,578.5	$7,372.4

(1)   Consists of non-affiliate public unitholders of Enterprise Products Partners, Duncan Energy Partners and TEPPCO.
(2)   Consists of unitholders of Enterprise Products Partners and TEPPCO that are related party affiliates of the Parent Company. This group is primarily comprised of EPCO and certain of its privately-held consolidated subsidiaries.
(3)   Represents third-party ownership interests in joint ventures that we consolidate, including Seminole Pipeline Company, Tri-States Pipeline L.L.C., Independence Hub LLC, Wilprise Pipeline Company LLC and the Texas Offshore Port System partnership (see Note 18 for information regarding our dissociation from the Texas Offshore Port System partnership in April 2009).

The following table presents the components of net income attributable to noncontrolling interest as presented on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

	For the Three Months
	Ended March 31,
	2009	2008
Limited partners of Enterprise Products Partners	$180.7	$218.2
Limited partners of Duncan Energy Partners	5.1	4.4
Limited partners of TEPPCO	62.2	50.9
Joint venture partners	6.9	8.0
Total	$254.9	$281.5

The following table presents distributions paid to and contributions from noncontrolling interest as presented on our Unaudited Condensed Statements of Consolidated Cash Flows and Unaudited Condensed Statement of Consolidated Equity for the periods indicated:

	For the Three Months
	Ended March 31,
	2009	2008
Distributions paid to noncontrolling interest:
Limited partners of Enterprise Products Partners	$232.4	$210.9
Limited partners of Duncan Energy Partners	6.4	6.1
Limited partners of TEPPCO	72.7	59.4
Joint venture partners	7.7	10.0
Total distributions paid to noncontrolling interest	$319.2	$286.4
Contributions from noncontrolling interest:
Limited partners of Enterprise Products Partners	$304.5	$18.0
Limited partners of TEPPCO	1.6	2.7
Joint venture partners	(2.1)	--
Total contributions from noncontrolling interest	$304.0	$20.7

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distributions paid to the limited partners of Enterprise Products Partners, Duncan Energy Partners and TEPPCO primarily represent the quarterly cash distributions paid by these entities to their unitholders, excluding those paid to the Parent Company in connection with its ownership of common units of Enterprise Products Partners and TEPPCO.

Contributions from the limited partners of Enterprise Products Partners and TEPPCO primarily represent proceeds each entity received from common unit offerings, excluding those received by the Parent Company.  Contributions from the limited partners of Enterprise Products Partners increased during the first quarter of 2009 relative to the first quarter of 2008 due to net proceeds that Enterprise Products Partners received from its January 2009 common unit offering.

Note 12.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months
	Ended March 31,
	2009	2008
Revenues from consolidated operations:
Energy Transfer Equity	$162.8	$223.1
Other unconsolidated affiliates	56.6	59.2
Total	$219.4	$282.3
Operating costs and expenses:
EPCO and affiliates	$115.3	$117.8
Energy Transfer Equity	91.4	48.8
Cenac and affiliates (1)	13.4	7.4
Other unconsolidated affiliates	6.8	13.2
Total	$226.9	$187.2
General and administrative costs:
EPCO and affiliates	$26.4	$26.6
Cenac and affiliates	1.0	0.5
Total	$27.4	$27.1
Other expense:
EPCO and affiliates	$--	$0.3

(1) Refers to Cenac Towing Co., Inc., Cenac Offshore, L.L.C. and Arlene B. Cenac, Jr. (collectively “Cenac”).

The following table summarizes our accounts receivable and accounts payable with related parties at the dates indicated:

	March 31,	December 31,
	2009	2008
Accounts receivable - related parties:
EPCO and affiliates	$8.9	$0.2

Accounts payable - related parties:
EPCO and affiliates	$1.1	$14.1
Cenac and affiliates	3.9	3.4
Total	$5.0	$17.5

We believe that the terms and provisions of our related party agreements are fair to us; however, such agreements and transactions may not be as favorable to us as we could have obtained from unaffiliated third parties.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Relationships and Agreements with EPCO and affiliates

We have an extensive and ongoing relationship with EPCO and its affiliates, which includes the following significant entities that are not part of our consolidated group of companies:

▪	EPCO and its consolidated privately-held subsidiaries;

▪	EPE Holdings, our general partner; and

▪	the Employee Partnerships.

EPCO is a privately-held company controlled by Dan L. Duncan, who is also a director and Chairman of EPE Holdings and EPGP.  At March 31, 2009, EPCO and its privately-held affiliates beneficially owned 108,363,833 (or 77.8%) of the Parent Company’s outstanding Units and 100% of its general partner, EPE Holdings.  In addition, at March 31, 2009, EPCO and its affiliates beneficially owned 155,731,708 (or 34.2%) of Enterprise Products Partners’ common units, including 13,670,925 common units owned by the Parent Company.  At March 31, 2009, EPCO and its affiliates beneficially owned 17,073,315 (or 16.3%) of TEPPCO’s common units, including the 4,400,000 common units owned by the Parent Company.  The Parent Company owns all of the membership interests of EPGP and TEPPCO GP.  The principal business activity of EPGP is to act as the sole managing partner of Enterprise Products Partners.  The principal business activity of TEPPCO GP is to act as the sole general partner of TEPPCO.  The executive officers and certain of the directors of EPGP, TEPPCO GP and EPE Holdings are employees of EPCO.

The Parent Company, EPE Holdings, TEPPCO, TEPPCO GP, Enterprise Products Partners and EPGP are separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are separate from those of EPCO and its other affiliates.  EPCO and its privately-held subsidiaries depend on the cash distributions they receive from the Parent Company, TEPPCO, Enterprise Products Partners and other investments to fund their other operations and to meet their debt obligations.  EPCO and its privately-held affiliates received directly from us $118.1 million and $105.8 million in cash distributions during the three months ended March 31, 2009 and 2008, respectively.

The ownership interests in Enterprise Products Partners and TEPPCO that are owned or controlled by the Parent Company are pledged as security under its credit facility.  In addition, the ownership interests in the Parent Company, Enterprise Products Partners, and TEPPCO that are owned or controlled by EPCO and its affiliates, other than those interests owned by the Parent Company, Dan Duncan LLC and certain trusts affiliated with Dan L. Duncan, are pledged as security under the credit facility of a privately-held affiliate of EPCO.  This credit facility contains customary and other events of default relating to EPCO and certain affiliates, including the Parent Company, Enterprise Products Partners and TEPPCO.

We have entered into an agreement with EPCO to provide trucking services to us for the transportation of NGLs and other products.  We also lease office space in various buildings from affiliates of EPCO.  The rental rates in these lease agreements approximate market rates.

EPCO ASA. We have no employees. Substantially all of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to the ASA.  Enterprise Products Partners, the Parent Company, Duncan Energy Partners, TEPPCO and their respective general partners are among the parties to the ASA.  Our operating costs and expenses include reimbursement payments to EPCO for the costs it incurs to operate our facilities, including compensation of EPCO’s employees to the extent that such employees spend time on our businesses.  For the three months ended March 31, 2009, we reimbursed EPCO $115.1 million for operating costs and expenses and $26.4 million for general and administrative costs.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Relationship with Duncan Energy Partners

Duncan Energy Partners was formed in September 2006 and did not acquire any assets prior to February 5, 2007, which was the date it completed its initial public offering of 14,950,000 common units and acquired controlling interests in five midstream energy businesses from EPO in a dropdown transaction.  On December 8, 2008, through a second dropdown transaction, Duncan Energy Partners acquired controlling interests in an additional three midstream energy businesses from EPO.  The business purpose of Duncan Energy Partners is to acquire, own and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO and other affiliates under common control.   Duncan Energy Partners is engaged in the business of transporting and storing NGLs and petrochemical products and gathering, transporting, storing and marketing of natural gas.

At March 31, 2009, Enterprise Products Partners owned 74.1% of Duncan Energy Partners’ limited partner interests and all of its general partner interest.

Enterprise Products Partners has continued involvement with all of the subsidiaries of Duncan Energy Partners, including the following types of transactions: (i) it utilizes Duncan Energy Partners’ storage services to support its Mont Belvieu fractionation and other businesses; (ii) it buys from, and sells to, Duncan Energy Partners natural gas in connection with its normal business activities; and (iii) it is currently the sole shipper on an NGL pipeline system located in south Texas that is owned by Duncan Energy Partners.

Relationship with Cenac

In connection with TEPPCO’s marine services acquisition in February 2008, Cenac and affiliates became a related party of TEPPCO due to their ownership of TEPPCO common units and for other reasons.  TEPPCO entered into a transitional operating agreement with Cenac in which TEPPCO’s fleet of tow boats and tank barges (acquired from Cenac) will continue to be operated by employees of Cenac for a period of up to two years following the acquisition.  Under this agreement, TEPPCO pays Cenac a monthly operating fee and reimburses Cenac for personnel salaries and related employee benefit expenses, certain repairs and maintenance expenses and insurance premiums on the equipment.  During the three months ended March 31, 2009 and 2008, TEPPCO paid Cenac approximately $14.4 million and $7.9 million, respectively, in connection with the transitional operating agreement.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Earnings Per Unit

Basic and diluted earnings per unit are computed by dividing net income or loss allocated to limited partners by the weighted-average number of Units outstanding during a period.  The amount of net income allocated to limited partners is derived by subtracting, from net income or loss, our general partner’s share of such net income or loss.

The following table shows the allocation of net income to our general partner for the periods indicated:

	For the Three Months
	Ended March 31,
	2009		2008
Net income attributable to Enterprise GP Holdings L.P.		$62.9		$46.6
Multiplied by general partner ownership interest		0.01%		0.01%
General partner interest in net income	$	*	$	*

* Amount is negligible.

The following table shows the calculation of our limited partners’ interest in net income and basic and diluted earnings per unit.

	For the Three Months
	Ended March 31,
	2009	2008
BASIC AND DILUTED EARNINGS PER UNIT
Numerator
Net income before general partner interest	$62.9	$46.6
General partner interest in net income	*	*
Limited partners’ interest in net income	$62.9	$46.6
Denominator
Total Units	133.7	123.2
Basic and diluted earnings per unit
Net income before general partner interest	$0.47	$0.38
General partner interest in net income	*	*
Limited partners’ interest in net income	$0.47	$0.38

* Amount is negligible.

Note 14.  Commitments and Contingencies

Litigation

On occasion, we or our unconsolidated affiliates are named as defendants in litigation and legal proceedings, including regulatory and environmental matters.  Although we are insured against various risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings.  We are not aware of any litigation, pending or threatened, that we believe is reasonably likely to have a significant adverse effect on our financial position, results of operations or cash flows.

We evaluate our ongoing litigation based upon a combination of litigation and settlement alternatives.  These reviews are updated as the facts and combinations of the cases develop or change.  Assessing and predicting the outcome of these matters involves substantial uncertainties.  In the event that the assumptions we used to evaluate these matters change in future periods or new information becomes available, we may be required to record a liability for an adverse outcome.  In an effort to mitigate potential

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

adverse consequences of litigation, we could also seek to settle legal proceedings brought against us.  We have not recorded any significant reserves for any litigation in our financial statements.

Parent Company matters.  In February 2008, Joel A. Gerber, a purported unitholder of the Parent Company, filed a derivative complaint on behalf of the Parent Company in the Court of Chancery of the State of Delaware.  The complaint names as defendants EPE Holdings; the Board of Directors of EPE Holdings; EPCO; and Dan L. Duncan and certain of his affiliates.  The Parent Company is named as a nominal defendant. The complaint alleges that the defendants, in breach of their fiduciary duties to the Parent Company and its unitholders, caused the Parent Company to purchase in May 2007 the TEPPCO GP membership interests and TEPPCO common units from Mr. Duncan’s affiliates at an unfair price.  The complaint also alleges that Charles E. McMahen, Edwin E. Smith and Thurmon Andress, constituting the three members of EPE Holdings’ Audit, Conflicts and Governance Committee, cannot be considered independent because of their relationships with Mr. Duncan.  The complaint seeks relief (i) awarding damages for profits allegedly obtained by the defendants as a result of the alleged wrongdoings in the complaint and (ii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts.  Management believes this lawsuit is without merit and intends to vigorously defend against it.  For information regarding our relationship with Mr. Duncan and his affiliates, see Note 12.

Enterprise Products Partners’ matters.  In February 2007, EPO received a letter from the Environment and Natural Resources Division (“ENRD”) of the U.S. Department of Justice (“DOJ”) related to an ammonia release in Kingman County, Kansas in October 2004 from a pressurized anhydrous ammonia pipeline (“Magellan Ammonia Pipeline”) owned by a third party, Magellan Ammonia Pipeline, L.P. (“Magellan”), and a previous release of ammonia in September 2004 from the same pipeline. EPO was the operator of this pipeline until July 1, 2008. The ENRD has indicated that it may pursue civil damages against EPO and Magellan as a result of these incidents.  Based on this correspondence from the ENRD, the statutory maximum amount of civil fines that could be assessed against EPO and Magellan is up to $17.4 million in the aggregate.  EPO is cooperating with the DOJ and is hopeful that an expeditious resolution of this civil matter acceptable to all parties will be reached in the near future.  Magellan has agreed to indemnify EPO for the civil matter.  At this time, we do not believe that a final resolution of the civil claims by the ENRD will have a material impact on Enterprise Products Partners’ consolidated financial position, results of operations or cash flows.

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

The Attorney General of Colorado on behalf of the Colorado Department of Public Health and Environment filed suit against Enterprise Products Partners and others in April 2008 in connection with the construction of a pipeline near Parachute, Colorado.  The State sought a temporary restraining order and an injunction to halt construction activities since it alleged that the defendants failed to install measures to minimize damage to the environment and to follow requirements for the pipeline’s stormwater permit and appropriate stormwater plan.  The State’s complaint also seeks penalties for the above alleged failures.  Defendants and the State agreed to certain stipulations that, among other things, require Enterprise Products Partners to install specified environmental protection measures in the disturbed pipeline right-of-way to comply with regulations.  Enterprise Products Partners has complied with the stipulations and the State has dismissed the portions of the compliant seeking the temporary restraining order and injunction.  We believe that the settlement of any penalties with the State will not have a material impact on Enterprise Products Partners’ consolidated financial position, results of operations or cash flows.

In January 2009, the State of New Mexico filed suit in District Court in Santa Fe County, New Mexico, under the New Mexico Air Quality Control Act.  The lawsuit arose out of a February 27, 2008 Notice Of Violation issued to Marathon Oil Corp. (“Marathon”) as operator of the Indian Basin natural gas processing facility located in Eddy County, New Mexico.  Enterprise Products Partners owns a 42.4% undivided interest in the assets comprising the Indian Basin facility.  The State alleges violations of its air

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

laws, and Marathon believes there has been no adverse impact to public health or the environment, having implemented voluntary emission reduction measures over the years.  The State seeks penalties above $0.1 million.  Marathon continues to work with the State to determine if resolution of the case is possible. We believe that any potential penalties will not have a material impact on Enterprise Products Partners’ consolidated financial position, results of operations or cash flows.

TEPPCO matters. In September 2006, Peter Brinckerhoff, a purported unitholder of TEPPCO, filed a complaint in the Court of Chancery of the State of Delaware, in his individual capacity, as a putative class action on behalf of other unitholders of TEPPCO and derivatively on behalf of TEPPCO, concerning, among other things, certain transactions involving TEPPCO and Enterprise Products Partners or its affiliates. In July 2007, Mr. Brinckerhoff filed an amended complaint.  The amended complaint names as defendants (i) TEPPCO GP, certain of its current and former directors, and certain of its affiliates; (ii) Enterprise Products Partners and certain of its affiliates; (iii) EPCO; and (iv) Dan L. Duncan.

The amended complaint alleges, among other things, that the defendants caused TEPPCO to enter into specified transactions that were unfair to TEPPCO or otherwise unfairly favored Enterprise Products Partners or its affiliates over TEPPCO.  These transactions are alleged to include: (i) the joint venture to further expand the Jonah system entered into by TEPPCO and Enterprise Products Partners in August 2006; (ii) the sale by TEPPCO of its Pioneer natural gas processing plant and certain gas processing rights to Enterprise Products Partners in March 2006; and (iii) certain amendments to TEPPCO’s partnership agreement, including a reduction in the maximum tier of TEPPCO’s IDRs in exchange for TEPPCO common units.  The amended complaint seeks (i) rescission of the amendments to TEPPCO’s partnership agreement; (ii) damages for profits and special benefits allegedly obtained by defendants as a result of the alleged wrongdoings in the amended complaint; and (iii) an award to plaintiff of the costs of the action, including fees and expenses of his attorneys and experts.  By its Opinion and Order dated November 25, 2008, the Court of Chancery dismissed Mr. Brinckerhoff’s individual and putative class action claims with respect to the amendments to TEPPCO’s partnership agreement.  Although we believe there are valid defenses to the claims, and the Parent Company, TEPPCO and Enterprise Products Partners will defend themselves vigorously, this lawsuit is at an early stage, and in the view of the inherent risks and unpredictability of litigation, no assurance can be given as to the outcome of this litigation.

See Note 18 for a subsequent event regarding new litigation involving TEPPCO and Enterprise Products Partners.

Energy Transfer Equity matters.  In July 2007, ETP announced that it was under investigation by the Commodity Futures Trading Commission (“CFTC”) with respect to whether ETP engaged in manipulation or improper trading activities in the Houston Ship Channel market around the time of the hurricanes in the fall of 2005 and other prior periods in order to benefit financially from commodity derivative instrument positions and from certain index-priced physical gas purchases in the Houston Ship Channel market.  In March 2008, ETP entered into a consent order with the CFTC.  Pursuant to this consent order, ETP agreed to pay the CFTC $10.0 million and the CFTC agreed to release ETP and its affiliates, directors and employees from all claims or causes of action asserted by the CFTC in this proceeding.  ETP neither admitted nor denied the allegations made by the CFTC in this proceeding. The settlement was paid in March 2008.

In July 2007, ETP announced that it was also under investigation by the Federal Energy Regulatory Commission (“FERC”) for the same matters noted in the CFTC proceeding described above.  The FERC is also investigating certain of ETP’s intrastate transportation activities.  The FERC’s actions against ETP also included allegations related to its Oasis pipeline, which is an intrastate pipeline that transports natural gas between the Waha and Katy hubs in Texas.  The Oasis pipeline transports interstate natural gas pursuant to the Natural Gas Policy Act (“NGPA”) Section 311 authority, and is subject to FERC-approved rates, terms and conditions of service.  The allegations related to the Oasis pipeline included claims that the pipeline violated NGPA regulations from January 2004 through June 2006 by

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

granting undue preference to ETP’s affiliates for interstate NGPA Section 311 pipeline service to the detriment of similarly situated non-affiliated shippers and by charging in excess of the FERC-approved maximum lawful rate for interstate NGPA Section 311 transportation.  As discussed below, in January 2009 we entered into a settlement with FERC Enforcement Staff pursuant to which all claims against Oasis were settled with no obligation for Oasis to pay any civil penalties to the FERC or make any other payment.

In July 2007, the FERC announced that it was taking preliminary action against ETP and proposed civil penalties of $97.5 million and disgorgement of profits, plus interest, of $54.6 million with respect to its market manipulation claims.  In October 2007, ETP filed a response with the FERC refuting the FERC’s claims as being fundamentally flawed and requested a dismissal of the FERC’s proceedings.  In February 2008, the FERC staff recommended an increase in the proposed civil penalties of $25.0 million and disgorgement of profits of $7.3 million. If the FERC concurs with this recommendation, the total amount of civil penalties and disgorgement of profits sought by the FERC would be approximately $184.4 million.  In March 2008, ETP responded to the FERC staff regarding the recommended increase in the proposed civil penalties.  In April 2008, the FERC staff filed an answer to ETP’s March 2008 pleading.  The FERC has not taken any actions related to the recommendations of its staff with respect to the proposed increase in civil penalties.

In May 2008, the FERC ordered hearings to be conducted by FERC administrative law judges with respect to the FERC’s intrastate transportation claims and market manipulation claims.  The hearing related to the intrastate transportation claims involving the Oasis pipeline was scheduled to commence in December 2008 with the administrative law judge’s initial decision due in May 2009; however, as discussed below, ETP entered into a settlement agreement with FERC Enforcement Staff and that agreement was approved by the FERC in its entirety and without modification on February 27, 2009.  The hearing related to the market manipulation claims is scheduled to commence in June 2009 with the administrative law judge’s initial decision due in December 2009.  The FERC denied ETP’s request for dismissal of the proceeding and has ordered that, following completion of the hearing, the administrative law judge make recommendations with respect to whether ETP engaged in market manipulation in violation of the Natural Gas Act and FERC regulations.  The FERC reserved for itself the issues of possible civil penalties, revocation of ETP’s blanket market certificate, method by which ETP would disgorge any unjust profits.  Following the issuance of the administrative law judge’s initial decision, the FERC would then issue an order with respect to these matters.  ETP management has stated that it expects that the FERC will require a payment in order to conclude these investigations on a negotiated settlement basis.

In November 2008, the administrative law judge presiding over the Oasis claims granted ETP’s motion for summary disposition of the claim that Oasis unduly discriminated in favor of affiliates regarding the provision of Section 311(a)(2) interstate transportation service.  Oasis subsequently entered into an agreement with the Enforcement Staff to settle all claims related to Oasis.  In January 2009, this agreement was submitted under seal to the FERC by the presiding administrative law judge for the FERC’s approval as an uncontested settlement of all Oasis claims.  On February 27, 2009, the settlement agreement was approved by the FERC in its entirety and without modification and the terms of the settlement were made public.  As no person sought rehearing of the order approving the settlement within thirty days of such order, the FERC’s order became final and non-appealable.  ETP has stated that it does not believe the Oasis settlement, as approved by the FERC, will have a material adverse effect on it business, financial position or results of operations.

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

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

A consolidated class action complaint has been filed against ETP in the United States District Court for the Southern District of Texas. This action alleges that ETP engaged in intentional and unlawful manipulation of the price of natural gas futures and options contracts on the NYMEX in violation of the Commodity Exchange Act (“CEA”). It is further alleged that during the class period December 2003 to December 2005, ETP had the market power to manipulate index prices, and that ETP used this market power to artificially depress the index prices at major natural gas trading hubs, including the Houston Ship Channel, in order to benefit its natural gas physical and financial trading positions and intentionally submitted price and volume trade information to trade publications. This complaint also alleges that ETP also violated the CEA by knowingly aiding and abetting violations of the CEA. This action alleges that the unlawful depression of index prices by ETP manipulated the NYMEX prices for natural gas futures and options contracts to artificial levels during the period stipulated in the complaint, causing unspecified damages to the plaintiff and all other members of the putative class who purchased and/or sold natural gas futures and options contracts on the NYMEX during the period.  The plaintiffs have requested certification of their suit as a class action and seek unspecified damages, court costs and other appropriate relief.  In January 2008, ETP filed a motion to dismiss this suit on the grounds of failure to allege facts sufficient to state a claim.  In March 2008, the plaintiffs filed a second consolidated class action complaint.  In response to this new pleading, ETP filed a motion to dismiss this second consolidated complaint in May 2008.  In June 2008, the plaintiffs filed a response opposing ETP’s motion to dismiss.  ETP filed a reply in support of its motion in July 2008.  In March 2009, the court issued an order dismissing this complaint, with prejudice, for failure to state a claim.  In April 2009, the plaintiff filed with the court a motion for reconsideration of this decision.  The court has not taken action with respect to this motion.

In March 2008, another class action complaint was filed against ETP in the United States District Court for the Southern District of Texas.  This action alleges that ETP engaged in unlawful restraint of trade and intentional monopolization and attempted monopolization of the market for fixed-price natural gas baseload transactions at the Houston Ship Channel from December 2003 through December 2005 in violation of federal antitrust law.  The complaint further alleges that during this period ETP exerted monopolistic power to suppress the price of these transactions to non-competitive levels in order to benefit from its own physical natural gas positions.  The plaintiff has, individually and on behalf of all other similarly situated sellers of physical natural gas, requested certification of its suit as a class action and seeks unspecified treble damages, court costs and other appropriate relief.  In May 2008, ETP filed a motion to dismiss this complaint.  In July 2008, the plaintiffs filed a response opposing ETP’s motion to dismiss.  ETP filed a reply in support of its motion in August 2008.  In March 2009, the court issued an order dismissing this complaint for failure to state a claim in all causes of action and for failure to state an antitrust injury but granted the plaintiff leave to amend its complaint.  In April 2009, the plaintiff filed a motion with the court to seek permission to amend its petition in order to assert a claim for common law fraud.  The court has not taken any action with respect to this motion.

At this time, ETE is unable to predict the outcome of these matters; however, it is possible that the amount it becomes obliged to pay as a result of the final resolution of these matters, whether on a

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

negotiated settlement basis or otherwise, will exceed the amount of its existing accrual related to these matters.

ETP disclosed in its Form 10-Q for the three months ended March 31, 2009 that its accrued amounts for contingencies and current litigation matters (excluding environmental matters) aggregated $21.0 million at March 31, 2009.  Since ETP’s accrual amounts are non-cash, any cash payment of an amount in resolution of these matters would likely be made from its operating cash flows or from borrowings. If these payments are substantial, ETP and, ultimately, our investee, Energy Transfer Equity, may experience a material adverse impact on their results of operations, cash available for distribution and liquidity.

Contractual Obligations

Scheduled Maturities of Long-Term Debt.  With the exception of routine fluctuations in the balance of our consolidated revolving credit facilities, there have been no significant changes in our consolidated scheduled maturities of long-term debt since those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Operating Lease Obligations.  Lease and rental expense was $14.0 million and $14.6 million during the three months ended March 31, 2009 and 2008, respectively. There have been no material changes in our operating lease commitments since December 31, 2008.

Purchase obligations.  Apart from that discussed below, there have been no material changes in our consolidated purchase obligations since December 31, 2008.

Due to Enterprise Products Partners’ and TEPPCO’s exit from the Texas Offshore Port System partnership in April 2009, our capital expenditure commitments decreased by an estimated $203.0 million.  See Note 18 for additional information regarding this subsequent event.

Other Claims

As part of our normal business activities with joint venture partners and certain customers and suppliers, we occasionally have claims made against us as a result of disputes related to contractual agreements or similar arrangements.  As of March 31, 2009, claims against us totaled approximately $4.9 million.  These matters are in various stages of assessment and the ultimate outcome of such disputes cannot be reasonably estimated.  However, in our opinion, the likelihood of a material adverse outcome related to the disputes against us is remote.  Accordingly, accruals for loss contingencies related to these matters, if any, that might result from the resolution of such disputes have not been reflected in our consolidated financial statements.

Note 15.  Significant Risks and Uncertainties – Weather-Related Risks

EPCO expects to renew its property insurance policies on or before June 1, 2009.  In light of the recent history associated with hurricane and other weather-related events, it is expected that renewal of policies for weather-related risks will result in significant increases in the cost of coverage as well as the physical damage and business interruption deductibles.  With regard to windstorm events, EPCO may be unable to purchase coverage equivalent to existing policies due to changes in limits, terms and conditions of such insurance.

In the third quarter of 2008, Enterprise Products Partners’ onshore and offshore facilities located along the Gulf Coast of Texas and Louisiana were adversely impacted by Hurricanes Gustav and Ike.  To a lesser extent, these storms affected the operations of TEPPCO as well.  The disruptions in natural gas, NGL and crude oil production caused by these storms resulted in decreased volumes for some of Enterprise Products Partners’ pipeline systems, natural gas processing plants, NGL fractionators and offshore

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

platforms, which, in turn, caused a decrease in operating income from these operations.  As a result of our allocated share of EPCO’s insurance deductibles for windstorm coverage, Enterprise Products Partners and TEPPCO expensed a combined cumulative total of $47.4 million and $1.4 million, respectively, of repair costs for property damage in connection with these two storms through March 31, 2009.  Enterprise Products Partners is in the process of filing property damage insurance claims to the extent repair costs exceed deductible amounts.  Due to the recent nature of these storms, Enterprise Products Partners and TEPPCO are still evaluating the total cost of repairs and the potential for business interruption claims on certain assets.

The following table summarizes proceeds Enterprise Products Partners received during the periods indicated from business interruption and property damage insurance claims with respect to certain named storms:

	For the Three Months
	Ended March 31,
	2009	2008
Business interruption proceeds:
Hurricane Katrina	$--	$0.5
Hurricane Rita	--	0.7
Total business interruption proceeds	--	1.2
Property damage proceeds:
Hurricane Katrina	23.2	6.9
Hurricane Rita	--	2.7
Total property damage proceeds	23.2	9.6
Total	$23.2	$10.8

At March 31, 2009, Enterprise Products Partners had $12.8 million of estimated property damage claims outstanding related to storms that we believe are probable of collection during the next twelve months and $52.2 million thereafter.  To the extent we include any estimate or range of estimates regarding the dollar value of damages, please be aware that a change in our estimates may occur as, if and when additional information becomes available.

Note 16.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating assets and liabilities for the periods indicated:

	For the Three Months
	Ended March 31,
	2009	2008
Decrease (increase) in:
Accounts and notes receivable – trade	$152.0	$(301.2)
Accounts receivable – related parties	(7.5)	7.0
Inventories	(157.0)	58.9
Prepaid and other current assets	11.4	16.9
Other assets	(33.8)	(4.2)
Increase (decrease) in:
Accounts payable – trade	(8.0)	(95.4)
Accounts payable – related parties	(12.5)	(0.9)
Accrued product payables	(84.5)	232.6
Accrued expenses	12.3	(28.1)
Accrued interest	(33.4)	(74.8)
Other current liabilities	3.2	(54.0)
Other long-term liabilities	(2.0)	2.8
Net effect of changes in operating accounts	$(159.8)	$(240.4)

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Supplemental Parent Company Financial Information

In order to fully understand the financial position and results of operations of the Parent Company, we are providing the condensed standalone financial information of Enterprise GP Holdings L.P. apart from that of our consolidated partnership financial information.

The Parent Company has no operations apart from its investing activities and indirectly overseeing the management of the entities controlled by it.  At March 31, 2009, the Parent Company had investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners.  The Parent Company controls Enterprise Products Partners and TEPPCO through its ownership of EPGP and TEPPCO GP, respectively.  The Parent Company owns noncontrolling partnership and membership interests in Energy Transfer Equity and LE GP, respectively.

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

Enterprise Products Partners and EPGP

At March 31, 2009, the Parent Company owned 13,670,925 common units of Enterprise Products Partners and 100% of the membership interests of EPGP, which is entitled to 2% of the cash distributions paid by Enterprise Products Partners as well as the IDRs of Enterprise Products Partners.

EPGP’s percentage interest in Enterprise Products Partners’ quarterly cash distributions is increased through its ownership of the associated IDRs, after certain specified target levels of distribution rates are met by Enterprise Products Partners. EPGP’s quarterly general partner and associated incentive distribution thresholds are as follows:

▪	2.0% of quarterly cash distributions up to $0.253 per unit paid by Enterprise Products Partners;

▪	15.0% of quarterly cash distributions from $0.253 per unit up to $0.3085 per unit paid by Enterprise Products Partners; and

▪	25.0% of quarterly cash distributions that exceed $0.3085 per unit paid by Enterprise Products Partners.

The following table summarizes the distributions received by EPGP from Enterprise Products Partners for the periods indicated:

	For the Three Months Ended March 31,
	2009	2008
From 2% general partner interest	$4.9	$4.4
From incentive distribution rights	35.2	29.9
Total	$40.1	$34.3

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TEPPCO and TEPPCO GP

At March 31, 2009, the Parent Company owned 4,400,000 common units of TEPPCO and 100% of the membership interests of TEPPCO GP, which is entitled to 2% of the cash distributions of TEPPCO as well as the IDRs of TEPPCO.

TEPPCO GP’s percentage interest in TEPPCO’s quarterly cash distributions is increased through its ownership of the associated IDRs, after certain specified target levels of distribution rates are met by TEPPCO.  TEPPCO GP’s quarterly general partner and associated incentive distribution thresholds are as follows:

▪	2.0% of quarterly cash distributions up to $0.275 per unit paid by TEPPCO;

▪	15.0% of quarterly cash distributions from $0.275 per unit up to $0.325 per unit paid by TEPPCO; and

▪	25.0% of quarterly cash distributions that exceed $0.325 per unit paid by TEPPCO.

The following table summarizes the distributions received by TEPPCO GP from TEPPCO for the periods indicated:

	For the Three Months Ended March 31,
	2009	2008
From 2% general partner interest	$1.5	$1.3
From incentive distribution rights	13.9	11.1
Total	$15.4	$12.4

Energy Transfer Equity and LE GP

 At March 31, 2009, the Parent Company owned 38,976,090 common units of Energy Transfer Equity and approximately 40.6% of the membership interests in LE GP.

LE GP owns a 0.31% general partner interest in Energy Transfer Equity, which general partner interest has no associated IDRs in the quarterly cash distributions of Energy Transfer Equity.  The business purpose of LE GP is to manage the affairs and operations of Energy Transfer Equity.  LE GP has no separate business activities outside of those conducted by Energy Transfer Equity.

As disclosed in the Form 10-Q of Energy Transfer Equity for the three months ended March 31, 2009, the total amount of distributions Energy Transfer Equity received from ETP was $139.8 million, which consisted of $55.9 million from limited partner interests; $4.6 million from general partner interests and $79.3 million from the ETP IDRs.  Energy Transfer Equity, in turn, paid $114.0 million in distributions to its partners during the three months ended March 31, 2009.

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Cash Flow Information

The following table presents the Parent Company’s cash flow information for the periods indicated:

	For the Three Months
	Ended March 31,
	2009	2008
Operating activities:
Net income	$62.9	$46.6
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Amortization	0.9	(0.4)
Equity earnings	(78.1)	(66.7)
Cash distributions from investees	86.0	76.0
Net effect of changes in operating accounts	(1.8)	(4.4)
Net cash flows provided by operating activities	69.9	51.1
Investing activities:
Investments	(7.1)	(0.2)
Cash used in investing activities	(7.1)	(0.2)
Financing activities:
Borrowing under debt agreements	25.4	23.0
Repayments of debt	(32.1)	(25.0)
Debt issuance costs	--	(0.1)
Cash distributions paid by Parent Company	(57.9)	(50.5)
Cash used in financing activities	(64.6)	(52.6)
Net change in cash and cash equivalents	(1.8)	(1.7)
Cash and cash equivalents, January 1	2.5	1.7
Cash and cash equivalents, March 31	$0.7	$--

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table details the components of cash distributions received from investees and cash distributions paid by the Parent Company for the periods indicated:

	For the Three Months
	Ended March 31,
	2009	2008
Cash distributions from investees: (1)
Investment in Enterprise Products Partners and EPGP:
From common units of Enterprise Products Partners (2)	$7.2	$6.7
From 2% general partner interest in Enterprise Products Partners	4.9	4.4
From general partner IDRs in distributions of
Enterprise Products Partners	35.2	27.8
Investment in TEPPCO and TEPPCO GP:
From 4,400,000 common units of TEPPCO	3.2	3.1
From 2% general partner interest in TEPPCO	1.5	1.3
From general partner IDRs in distributions of TEPPCO	13.9	11.1
Investment in Energy Transfer Equity and LE GP:
From 38,976,090 common units of Energy Transfer Equity	19.9	21.4
From member interest in LE GP (3)	0.2	0.2
Total cash distributions received	$86.0	$76.0

Distributions by the Parent Company:
EPCO and affiliates	$43.3	$37.4
Public	14.6	13.1
General partner interest	*	*
Total distributions by the Parent Company	$57.9	$50.5

            * Amount is negligible.
(1)   Represents cash distributions received during each reporting period. Amount presented for the first quarter of 2008 includes $21.6 million from Energy Transfer Equity and LE GP, which reflected a four-month distribution.
(2)   As of March 31, 2009 and 2008, the Parent Company owned 13,670,925 and 13,454,498 common units, respectively, of Enterprise Products Partners.
(3)   The Parent Company’s member interest in LE GP was 40.6% and 34.9% at March 31, 2009 and 2008, respectively.

Condensed Parent Company Balance Sheet Information

The following table presents the Parent Company’s balance sheet information at the dates indicated:

	March 31,	December 31,
	2009	2008
ASSETS
Current assets	$3.8	$4.6
Investments:
Enterprise Products Partners and EPGP	832.3	829.2
TEPPCO and TEPPCO GP	706.2	708.5
Energy Transfer Equity and LE GP	1,561.4	1,564.0
Total investments	3,099.9	3,101.7
Other assets	7.7	8.2
Total assets	$3,111.4	$3,114.5

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	$18.7	$23.2
Long-term debt (see Note 10)	1,070.3	1,077.0
Other long-term liabilities	13.4	13.2
Partners’ equity	2,009.0	2,001.1
Total liabilities and partners’ equity	$3,111.4	$3,114.5

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Income Information

The following table presents the Parent Company’s income information for the periods indicated:
	For the Three Months
	Ended March 31,
	2009	2008
Equity earnings:
Enterprise Products Partners and EPGP	$44.7	$41.5
TEPPCO and TEPPCO GP	15.9	13.2
Energy Transfer Equity and LE GP	17.5	12.0
Total equity earnings	78.1	66.7
General and administrative costs	2.0	2.2
Operating income	76.1	64.5
Other expense:
Interest expense	(13.2)	(17.9)
Total	(13.2)	(17.9)
Net income	$62.9	$46.6

Note 18.  Subsequent Events

EPO Executes $200.0 Million Term Loan

In April 2009, EPO entered into the EPO $200.0 Million Term Loan, which replaced its borrowing capacity under the EPO Yen Term Loan that matured on March 30, 2009.  EPO’s obligations under the term loan are not secured by any collateral; however, the obligations are guaranteed by Enterprise Products Partners L.P. pursuant to a guaranty agreement.  The EPO $200.0 Million Term Loan will mature on September 29, 2009.

Interest accrues on the term loan at a rate per annum equal to LIBOR plus 2.875%.  The term loan contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of the loan.

Enterprise Products Partners and TEPPCO Exit Texas Offshore Port System Partnership

On April 21, 2009, Enterprise Products Partners and TEPPCO announced that, effective April 16, 2009, their respective affiliates that were partners in the Texas Offshore Port System partnership dissociated from the partnership and forfeited their investments and combined two-thirds ownership interest in the partnership.  The decision to dissociate from the Texas Offshore Port System partnership was in connection with a disagreement with the Oiltanking partner.

In a response to the notices of dissociation, Oiltanking has alleged that the dissociation of the affiliates of Enterprise Products Partners and TEPPCO was wrongful and in breach of the Texas Offshore Port System partnership agreement.  Enterprise Products Partners and TEPPCO believe that their actions in dissociating from the Texas Offshore Port System partnership are permitted by, and in accordance with, the terms of the Texas Offshore Port System partnership agreement and, should the need arise, intend to vigorously defend such actions.

As a result of the dissociation, consolidated net income for the Parent Company is expected to reflect a non-cash charge of approximately $68.0 million for the second quarter of 2009.  The estimated loss represents the consolidated equity that Enterprise Products Partners and TEPPCO held in the Texas Offshore Port System partnership at April 16, 2009, which primarily reflects capital contributions for construction in progress amounts.  The project was in the preliminary stages of development and major construction activities had not yet commenced.  The estimated impact on net income attributable to the

ENTERPRISE GP HOLDINGS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Parent Company is expected to be approximately $9.0 million, as nearly all of the non-cash loss will be absorbed by noncontrolling interests in consolidation (i.e., by third-party and related-party unitholders of Enterprise Products Partners and TEPPCO other than the Parent Company).

Potential Combination Discussions between Enterprise Products Partners and TEPPCO and Related Matters

In April 2009, Enterprise Products Partners announced its proposal, delivered to TEPPCO on March 9, 2009, to acquire all of the outstanding partnership interests of TEPPCO (the “Proposed Merger”).  The proposed consideration for TEPPCO’s units consists of 1.043 of Enterprise Products Partners’ common units for each issued and outstanding TEPPCO unit and cash equal to $1.00 per TEPPCO unit.  Based on the current number of outstanding TEPPCO units, this consideration would consist of an aggregate of approximately 109.5 million of Enterprise Products Partners’ common units and $105.0 million in cash.  Also in April 2009, Enterprise Products Partners received notice from a special committee formed by TEPPCO to evaluate the Proposed Merger that it does not support the proposal in its current form; however, it would be willing to consider a revised proposal.

Enterprise Products and TEPPCO do not intend to publicly comment on further discussions unless and until a definitive agreement is reached.

On April 29, 2009, Peter Brinckerhoff and Renee Horowitz, as Attorney in Fact for Rae Kenrow, purported unitholders of TEPPCO, filed separate complaints in the Court of Chancery of New Castle County in the State of Delaware, as putative class actions on behalf of other unitholders of TEPPCO, concerning the Proposed Merger.  The complaints name as defendants Enterprise Products Partners; EPGP; TEPPCO GP; each of the directors of TEPPCO GP; EPCO; and Dan L. Duncan.

The complaints allege, among other things, that the terms of the Proposed Merger are unfair to TEPPCO’s unitholders and that the Proposed Merger is an attempt to extinguish, without consideration, a separate derivative action that previously had been filed on behalf of TEPPCO by Mr. Brinckerhoff against Enterprise Products Partners; EPGP; EPCO; Dan L. Duncan; TEPPCO GP; and certain of TEPPCO GP’s current and former directors.  The complaints further allege that the process through which a special committee of the Audit, Conflicts and Governance Committee of TEPPCO GP was appointed to consider the Proposed Merger is contrary to the spirit and intent of TEPPCO’s partnership agreement and constitutes a breach of the implied covenant of fair dealing.

The complaints seek relief (i) enjoining defendants and all persons acting in concert with them from pursuing the Proposed Merger; (ii) rescinding the Proposed Merger to the extent it is consummated or awarding rescissory damages in respect thereof; (iii) directing defendants to account to plaintiffs and the purported class for all damages suffered or to be suffered by them as a result of defendants’ alleged wrongful conduct; and (iv) awarding plaintiffs costs of the actions, including fees and expenses of their attorneys and experts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three months ended March 31, 2009 and 2008

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report.  The following information and such Unaudited Condensed Consolidated Financial Statements should also be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.  Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Key References Used in this Quarterly Report

Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Partnership” are intended to mean the business and operations of Enterprise GP Holdings L.P. and its consolidated subsidiaries.

References to the “Parent Company” mean Enterprise GP Holdings L.P., individually as the Parent Company, and not on a consolidated basis.  The Parent Company is owned 99.99% by its limited partners and 0.01% by its general partner, EPE Holdings, LLC (“EPE Holdings”).  EPE Holdings is a wholly owned subsidiary of Dan Duncan, LLC, all of the membership interests of which are owned by Dan L. Duncan.

References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD,” and its consolidated subsidiaries.  Enterprise Products Partners has no business activities outside those conducted by its operating subsidiary, Enterprise Products Operating LLC (“EPO”).  References to “EPGP” refer to Enterprise Products GP, LLC, which is the general partner of Enterprise Products Partners.  EPGP is owned by the Parent Company.

References to “Duncan Energy Partners” mean Duncan Energy Partners L.P., which is a consolidated subsidiary of EPO.  Duncan Energy Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.”  References to “DEP GP” mean DEP Holdings, LLC, which is the general partner of Duncan Energy Partners.

References to “TEPPCO” mean TEPPCO Partners, L.P., a publicly traded limited partnership, the common units of which are listed on the NYSE under the ticker symbol “TPP.”  References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO.  TEPPCO GP is owned by the Parent Company.

References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries, which includes Energy Transfer Partners, L.P. (“ETP”).  Energy Transfer Equity is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “ETE.” The general partner of Energy Transfer Equity is LE GP, LLC (“LE GP”).  The Parent Company owns noncontrolling interests in both Energy Transfer Equity and LE GP that it accounts for using the equity method of accounting.

References to “Employee Partnerships” mean EPE Unit L.P., EPE Unit II, L.P., EPE Unit III, L.P., Enterprise Unit L.P., EPCO Unit L.P., TEPPCO Unit L.P., and TEPPCO Unit II L.P., collectively, all of which are privately-held affiliates of EPCO, Inc.

References to “EPCO” mean EPCO, Inc. and its privately-held affiliates.  Mr. Duncan is the Group Co-Chairman and controlling shareholder of EPCO.

The Parent Company, Enterprise Products Partners, EPGP, TEPPCO, TEPPCO GP, the Employee Partnerships and EPCO are affiliates under the common control of Mr. Duncan.  We do not control Energy Transfer Equity or LE GP.

Cautionary Note Regarding Forward-Looking Statements

This management’s discussion and analysis contains various forward-looking statements and information that are based on our beliefs and those of EPE Holdings, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” ‘should,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements.  Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A of this Quarterly Report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this Quarterly Report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

Critical Accounting Policies and Estimates

A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2008.  Certain of these accounting policies require the use of estimates.  As more fully described therein, the following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: depreciation methods and estimated useful lives of property, plant and equipment; measuring recoverability of long-lived assets and equity method investments; amortization methods and estimated useful lives of qualifying intangible assets; methods we employ to measure the fair value of goodwill; revenue recognition policies and use of estimates for revenues and expenses; reserves for environmental matters; and natural gas imbalances.  These estimates are based on our current knowledge and understanding and may change as a result of actions we may take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows.

Overview of Business

We are a publicly traded Delaware limited partnership, the limited partnership interests (the “Units”) of which are listed on the NYSE under the ticker symbol “EPE.”  The business of Enterprise GP Holdings L.P. is the ownership of general and limited partner interests of publicly traded limited partnerships engaged in the midstream energy industry and related businesses to increase cash distributions to its unitholders.

The Parent Company is owned 99.99% by its limited partners and 0.01% by its general partner, EPE Holdings.  EPE Holdings is a wholly owned subsidiary of Dan Duncan LLC, the membership interests of which are owned by Dan L. Duncan.  The Parent Company has no operations apart from its investing activities and indirectly overseeing the management of the entities controlled by it.  At March 31, 2009 the Parent Company had investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners.

See Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report for financial information regarding the Parent Company.

Basis of Presentation

In accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and various other accounting standard-setting organizations, our general purpose financial statements reflect the consolidation of the financial information of businesses that we control through the ownership of general partner interests (e.g. Enterprise Products Partners and TEPPCO).  Our general purpose consolidated financial statements present those investments in which we do not have a controlling interest as unconsolidated affiliates (e.g. Energy Transfer Equity and LE GP).  To the extent that Enterprise Products Partners and TEPPCO reflect investments in unconsolidated affiliates in their respective consolidated financial statements, such investments will also be reflected as such in our general purpose consolidated financial statements unless subsequently consolidated by us due to common control considerations (e.g. Jonah Gas Gathering Company).  As presented in our consolidated financial statements, noncontrolling interest reflects third-party and related party ownership of our consolidated subsidiaries, which include the third-party and related party unitholders of Enterprise Products Partners, TEPPCO and Duncan Energy Partners other than the Parent Company.  Unless noted otherwise, our discussions and analysis in this Quarterly Report are presented from the perspective of our consolidated businesses and operations.

Parent Company Recent Developments

The following information highlights the Parent Company’s significant developments since January 1, 2009 through the date of this filing.

Enterprise Products Partners and TEPPCO Exit Texas Offshore Port System Partnership

On April 21, 2009, Enterprise Products Partners and TEPPCO announced that, effective April 16, 2009, their respective affiliates that were partners in the Texas Offshore Port System partnership dissociated from the partnership and forfeited their investments and combined two-thirds ownership interest in the partnership.  As a result of the dissociation, consolidated net income for the Parent Company is expected to reflect a non-cash charge of approximately $68.0 million for the second quarter of 2009. The estimated impact on net income attributable to the Parent Company is expected to be approximately $9.0 million, as nearly all of the non-cash loss will be absorbed by noncontrolling interests in consolidation (i.e., by third-party and related-party unitholders of Enterprise Products Partners and TEPPCO other than the Parent Company).  For additional information see Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

Conversion of Class C Units

On February 1, 2009, all of the Parent Company’s 16,000,000 Class C Units converted to Units on a one-to-one basis.  These Units are eligible to receive cash distributions beginning with the distribution paid in May 2009 with respect to the first quarter of 2009.  For additional information regarding the Class C Units, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

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

▪
Investment in Enterprise Products Partners – Reflects the consolidated operations of Enterprise Products Partners and its general partner, EPGP.  This segment also includes the development stage assets of the Texas Offshore Port System.  On April 16, 2009, Enterprise and TEPPCO dissociated themselves from the Texas Offshore Port System partnership.   See Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of the Quarterly Report for information regarding this subsequent event.

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

The following table summarizes our financial information by business segment for the periods indicated (dollars in millions):

	For the Three Months
	Ended March 31,
	2009	2008
Revenues:
Investment in Enterprise Products Partners	$3,423.1	$5,684.5
Investment in TEPPCO	1,517.0	2,866.7
Eliminations (1)	(53.1)	(44.9)
Total revenues	4,887.0	8,506.3
Costs and expenses:
Investment in Enterprise Products Partners	3,064.3	5,332.4
Investment in TEPPCO	1,399.5	2,753.8
Other, non-segment including Parent Company (2)	(50.2)	(39.7)
Total costs and expenses	4,413.6	8,046.5
Equity in earnings of unconsolidated affiliates:
Investment in Enterprise Products Partners	7.2	8.9
Investment in TEPPCO	0.2	(1.1)
Investment in Energy Transfer Equity (3)	17.5	12.0
Total equity in earnings of unconsolidated affiliates	24.9	19.8
Operating income:
Investment in Enterprise Products Partners	366.0	361.0
Investment in TEPPCO	117.7	111.8
Investment in Energy Transfer Equity	17.5	12.0
Other, non-segment including Parent Company	(2.9)	(5.2)
Total operating income	498.3	479.6
Interest expense	(165.7)	(148.5)
Provision for income taxes	(16.0)	(4.5)
Other income, net	1.2	1.5
Net income	317.8	328.1
Net income attributable to noncontrolling interest (4)	(254.9)	(281.5)
Net income attributable to Enterprise GP Holdings L.P.	$62.9	$46.6

(1)   Represents the elimination of revenues between our business segments.
(2)   Represents the elimination of expenses between business segments. In addition, these amounts include general and administrative costs of the Parent Company. Such costs were $2.0 million and $2.2 million for the three months ended March 31, 2009 and 2008, respectively.
(3)   Represents equity in earnings from the Parent Company’s investments in Energy Transfer Equity and LE GP.
(4)   Noncontrolling interest represents the allocation of earnings of our consolidated subsidiaries to third party and related party owners of such entities other than the Parent Company. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report for information regarding our noncontrolling interest amounts.

Review of Segment Operating Income Amounts

Comparison of Three Months Ended March 31, 2009 and 2008

Investment in Enterprise Products Partners.  Segment revenues decreased $2.26 billion quarter-to-quarter primarily due to lower energy commodity sales prices associated with Enterprise Products Partners’ marketing activities.  Reduced energy commodity prices contributed to a $2.22 billion quarter-to-quarter decrease in segment revenues associated with Enterprise Products Partners’ marketing activities.

Segment costs and expenses, which include operating expenses and general and administrative costs, decreased $2.27 billion quarter-to-quarter.  The cost of sales associated with Enterprise Products Partners’ marketing activities decreased $1.95 billion quarter-to-quarter primarily due to lower energy commodity prices.  Likewise, segment operating costs and expenses attributable to Enterprise Products Partners’ natural gas processing plants decreased $304.5 million quarter-to-quarter as a result of lower energy commodity prices.  Segment general and administrative costs increased $1.8 million quarter-to-quarter.

Changes in Enterprise Products Partners’ revenues and costs and expenses quarter-to-quarter are primarily explained by changes in energy commodity prices.  The weighted-average indicative market price for natural gas liquids (“NGLs”) was $0.66 per gallon during first quarter of 2009 versus $1.49 per gallon during first quarter of 2008 – a 56% decrease quarter-to-quarter.  Our determination of the weighted-average indicative market price for NGLs is based on U.S. Gulf Coast prices for such products at Mont Belvieu, Texas, which is the primary industry hub for domestic NGL production.  The market price of natural gas (as measured at Henry Hub) decreased 39% quarter-to-quarter to an average of $4.91 per million British thermal units (“MMBtus”) during first quarter of 2009 versus $8.03 per MMBtus during first quarter of 2008.

Segment revenues and certain operating costs and expenses can fluctuate significantly based on the level of energy commodity prices (e.g., the price of natural gas and NGLs) without necessarily affecting segment operating income.  Total segment operating income increased $5.0 million quarter-to-quarter due to the underlying performance of Enterprise Products Partners’ business lines.  Enterprise Products Partners operates in four primary business lines: NGL Pipelines & Services, Onshore Natural Gas Pipelines & Services, Offshore Pipelines & Services and Petrochemical Services.

Operating income attributable to NGL Pipelines & Services increased $41.0 million quarter-to-quarter.  Compared to the first quarter of 2008, this business line benefited from the following during the first quarter of 2009:  increased equity NGL production and improved results from hedging activities at Enterprise Products Partners’ Meeker and Pioneer cryogenic natural gas processing facilities; lower fuel costs on Enterprise Products Partners’ Mid-America and Seminole Pipeline Systems; increased NGL export activity; and increased storage activity at Enterprise Products Partners’ Mont Belvieu storage complex.

Operating income attributable to Onshore Natural Gas Pipelines & Services decreased $1.2 million quarter-to-quarter primarily due to higher operating costs and expenses.  Operating income attributable to Offshore Pipelines & Services decreased $23.1 million quarter-to-quarter primarily due to continuing hurricane disruptions impacting Enterprise Products Partners’ offshore operations.  Results from this business line for the first quarter of 2009 were negatively impacted by ongoing repairs to downstream infrastructure damaged by Hurricanes Gustav and Ike, which resulted in prolonged downtime and continued supply interruptions for certain of Enterprise Products Partners’ offshore assets.  Operating income attributable to Petrochemical Services decreased $11.7 million quarter-to-quarter primarily attributable to reduced butane isomerization volumes and lower proceeds from the sale of plant by-products resulting from lower NGL prices during the first quarter of 2009 relative to the first quarter of 2008.

Investment in TEPPCO.  Segment revenues decreased $1.35 billion quarter-to-quarter primarily due to lower crude oil prices and petroleum products sales volumes during the first quarter of 2009 relative to the first quarter of 2008. These factors contributed to a $1.38 billion decrease in segment revenues associated with TEPPCO’s marketing activities, primarily crude oil sales.  Collectively, revenues from the remainder of this segment increased $25.5 million quarter-to-quarter primarily due to TEPPCO’s acquisition of the Marine Services business line in February 2008 and increased crude oil transportation revenues.

Segment costs and expenses, which include operating expenses and general and administrative costs, decreased $1.35 billion quarter-to-quarter.  The cost of sales associated with TEPPCO’s marketing activities decreased $1.38 billion quarter-to-quarter as a result of lower crude oil prices and sales volumes.  Collectively, the remainder of segment costs and expenses increased $24.3 million primarily attributable to expenses associated with the Marine Services business line and higher pipeline operating and maintenance expenses.

Changes in TEPPCO’s revenues and costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices.  The market price of crude oil (as measured on the New York Mercantile Exchange (“NYMEX”)) averaged $43.31 per barrel during the first quarter of 2009 compared to an average of $97.82 per barrel during the first quarter of 2008 – a 56% decrease.

Segment operating income increased $5.9 million quarter-to-quarter primarily due to the underlying results of TEPPCO’s four primary business lines:  Downstream, Upstream, Midstream and Marine Services.  Operating income attributable to Downstream decreased $0.9 million quarter-to-quarter primarily due to a loss on product inventory sales, which was partially offset by an increase in product measurement gains in the first quarter of 2009 relative to the first quarter of 2008.  Operating income attributable to Upstream increased $11.7 million quarter-to-quarter primarily due to higher crude oil sales margin as a result of lower transportation and fuel costs.  Improved sales margins quarter-to-quarter were partially offset by lower sales volumes during the first quarter of 2009 relative to the first quarter of 2008.

Operating income attributable to Midstream decreased $3.5 million quarter-to-quarter.  In comparison to the first quarter of 2008, this business line recorded higher expenses during the first quarter of 2009 for product measurement losses and lower of cost or market (“LCM”) adjustments.  The effect of higher expenses quarter-to-quarter was partially offset by increased natural gas gathering revenues on the Jonah system due to higher volumes from system expansion projects completed during 2008.  Natural gas gathering volumes on the Jonah system increased to 2.2 billion cubic feet per day (“Bcf/d”) during the first quarter of 2009 from 1.8 Bcf/d during the first quarter of 2008.  Operating income attributable to Marine Services decreased $1.4 million quarter-to-quarter.  A quarter-to-quarter increase in revenues generated by this business line was more than offset by higher maintenance expenses during the first quarter of 2009 relative to the first quarter of 2008.  TEPPCO entered the Marine Services business line upon the completion of an acquisition during February 2008.

Investment in Energy Transfer Equity.  Segment operating income was $17.5 million for the first quarter of 2009 compared to $12.0 million for the first quarter of 2008.  This segment reflects the Parent Company’s noncontrolling ownership interests in Energy Transfer Equity and its general partner, LE GP, both of which are accounted for using the equity method.  Equity earnings from these investments are derived from financial statements published in the SEC filings of Energy Transfer Equity.  Our equity earnings from these investments were reduced by $9.2 million and $10.0 million of excess cost amortization during the first quarters of 2009 and 2008, respectively.  For additional information regarding our investments in Energy Transfer Equity and LE GP, see Note 8 of the Notes to Consolidated Financial Statements included under Item 1 of this Quarterly Report.

Energy Transfer Equity reported operating income of $356.1 million for the first quarter of 2009 compared to $367.9 million for the first quarter of 2008.  According to Energy Transfer Equity, the $11.8 million quarter-to-quarter decrease in its operating income is largely due to (i) non-cash losses during the first quarter of 2009 associated with its natural gas storage business as a result of changes in the fair value of derivative instruments not designated as hedges under Statements on Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, and LCM adjustments, (ii) lower fuel retention revenues associated with its intrastate pipeline transportation business due to lower natural gas prices during the first quarter of 2009 relative to the first quarter of 2008, and (iii) a quarter-to-quarter decrease in natural gas processing margins, primarily on its Southeast Texas system.  Reduced operating income attributable to the foregoing was partially offset by the effects of improved retail propane sales margins and an increase in intrastate pipeline transportation volumes during the first quarter of 2009 compared to the first quarter of 2008.

The quarter-to-quarter decrease in Energy Transfer Equity’s operating income was more than offset by gains on interest rate derivatives.  On a consolidated basis, Energy Transfer Equity recorded net gains on non-hedged interest rate derivatives of $10.1 million for the first quarter of 2009 compared to net losses of $31.6 million for the first quarter of 2008.

Review of Consolidated Interest Expense Amounts

The following table presents the components of interest expense as presented in our Unaudited Condensed Statements of Consolidated Operations for the periods indicated (dollars in millions):

	For the Three Months
	Ended March 31,
	2009	2008
Interest expense attributable to:
Consolidated debt obligations of Enterprise Products Partners	$120.4	$91.9
Consolidated debt obligations of TEPPCO	32.1	38.6
Parent Company debt obligations	13.2	18.0
Total interest expense	$165.7	$148.5

Interest expense for Enterprise Products Partners increased in the first quarter of 2009 relative to the first quarter of 2008 due to the issuance of EPO Senior Notes M and N in the second quarter of 2008 and EPO Senior Notes O in the fourth quarter of 2008.  Enterprise Products Partners’ average debt principal outstanding during the first quarter of 2009 was $9.16 billion compared to $7.18 billion during the first quarter of 2008.  Interest expense for TEPPCO decreased in the first quarter of 2009 relative to the first quarter of 2008 primarily due to losses of $8.7 million it recognized in the first quarter of 2008 related to the early extinguishment of debt.  See Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report for information regarding our consolidated debt obligations, which include the consolidated debt obligations of Enterprise Products Partners and TEPPCO.

The Parent Company’s interest expense decreased in the first quarter of 2009 relative to the first quarter of 2008 primarily due to lower interest rates.  The weighted-average interest rate paid by the Parent Company during the first quarter of 2009 was 3.15% compared to 6.27% for the first quarter of 2008.

Review of Consolidated Noncontrolling Interest Amounts

The following table presents the components of net income attributable to noncontrolling interest as presented on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated (dollars in millions):

	For the Three Months
	Ended March 31,
	2009	2008
Limited partners of Enterprise Products Partners	$180.7	$218.2
Limited partners of Duncan Energy Partners	5.1	4.4
Limited partners of TEPPCO	62.2	50.9
Joint venture partners	6.9	8.0
Total	$254.9	$281.5

Liquidity and Capital Resources

On a consolidated basis, our primary cash requirements, in addition to normal operating expenses and debt service, are for capital expenditures, business combinations and distributions to partners and noncontrolling interest holders. Enterprise Products Partners and TEPPCO expect to fund their short-term needs for amounts such as operating expenses and sustaining capital expenditures with operating cash flows and short-term revolving credit arrangements.  Capital expenditures for long-term needs resulting from internal growth projects and business acquisitions are expected to be funded by a variety of sources (either separately or in combination), including cash flows from operating activities, borrowings under credit facilities, the issuance of additional equity and debt securities and proceeds from divestitures of ownership interests in assets to affiliates or third parties. We expect to fund cash distributions to partners primarily with operating cash flows. Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements.

The following table summarizes key components of our Unaudited Condensed Statements of Consolidated Cash Flows for the periods indicated (dollars in millions):

	For the Three Months
	Ended March 31,
	2009	2008
Net cash flows provided by operating activities:
EPGP and subsidiaries (1)	$213.9	$263.0
TEPPCO GP and subsidiaries (2)	156.5	58.7
Parent company (3)	69.9	51.1
Eliminations and adjustments (4)	(76.7)	(78.8)
Net cash flows provided by operating activities	$363.6	$294.0
Cash used in investing activities:
EPGP and subsidiaries (1)	$(420.3)	$(568.6)
TEPPCO GP and subsidiaries (2)	(113.6)	(436.5)
Parent company	(7.1)	(0.2)
Eliminations and adjustments	7.5	24.1
Cash used in investing activities	$(533.5)	$(981.2)
Cash provided by financing activities:
EPGP and subsidiaries (1)	$214.4	$331.5
TEPPCO GP and subsidiaries (2)	(40.8)	377.8
Parent company	(64.6)	(52.6)
Eliminations and adjustments (4)	57.6	54.3
Cash provided by financing activities	$166.6	$711.0
Cash on hand at end of period (unrestricted):
EPGP and subsidiaries (1)	$43.9	$65.4
TEPPCO GP and subsidiaries (2)	6.9	--
Parent Company	0.7	--
Total	$51.5	$65.4

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

Our total long-term debt balance was $12.95 billion and $12.71 billion at March 31, 2009 and December 31, 2008, respectively.  For detailed information regarding our debt obligations, see Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

Enterprise Products Partners and TEPPCO each have a universal shelf registration statement on file with the SEC that allows them to issue an unlimited amount of debt and equity securities.  Duncan Energy Partners has a universal shelf registration statement on file with the SEC that authorizes its issuance of up to $1.00 billion in debt and equity securities.  Duncan Energy Partners did not issue any securities under this registration statement during the three months ended March 31, 2009.  After taking into account the past issuance of securities under this universal registration statement, Duncan Energy Partners can issue approximately $999.5 million of additional securities under this registration statement as of March 31, 2009.

In addition, Enterprise Products Partners and TEPPCO each have registration statements on file with the SEC in connection with their respective distribution reinvestment programs (“DRIP”).  In February 2009, affiliates of EPCO reinvested $65.0 million of the distributions they each received from Enterprise Products Partners into the acquisition of additional common units of Enterprise Products Partners through its DRIP.

We forecast that Enterprise Products Partners’ capital spending for property, plant and equipment for the remainder of 2009 (i.e., the second, third and fourth quarters) will approximate $700.0 million.  In addition, we forecast that TEPPCO’s capital spending for the remainder of 2009 will be approximately $326.0 million.  These forecasts are based on Enterprise Products Partners’ and TEPPCO’s announced strategic operating and growth plans and exclude amounts associated with the Texas Offshore Port System partnership, which Enterprise Products Partners and TEPPCO announced their dissociation from in April 2009.  These plans are dependent upon each entity’s ability to obtain the required funds from its operating cash flows or other means, including borrowings under debt agreements, the issuance of debt and equity securities and/or the divestiture of assets.  Such forecasts may change due to factors beyond Enterprise Products Partners’ or TEPPCO’s control, such as weather-related issues, changes in supplier prices or adverse economic conditions.  Furthermore, such forecasts may change as a result of decisions made by management at a later date, which may include unexpected acquisitions, decisions to take on additional partners and changes in the timing of expenditures.  The success of Enterprise Products Partners or TEPPCO in raising capital, including the formation of joint ventures to share costs and risks, continues to be a principal factor that determines how much each entity can spend in connection with their respective capital programs.

EPO’s publicly traded debt securities are rated investment-grade. Moody’s Investor Service (“Moody’s”) assigned a rating of Baa3 and Standard & Poor’s and Fitch Ratings each assigned a rating of BBB-.  The publicly traded debt securities of TEPPCO are also rated as investment-grade.  These debt securities are rated Baa3 by Moody’s and BBB- by Standard & Poor’s and Fitch Ratings.

Enterprise Products Partners has had preliminary consultations with ratings agencies regarding its potential combination with TEPPCO under the terms of the offer dated March 9, 2009.   Based on these discussions, reports and comments issued by the ratings agencies after the announcement of the potential combination, Enterprise Products Partners does not expect a change in its credits ratings if the potential business combination materializes based on terms similar to those of the offer dated March 9, 2009.   However, the terms of the potential combination have not been agreed to and material changes to the underlying proposed structure of such a combination could have a different outcome with respect to Enterprise Products Partners’ credit ratings.

The Parent Company’s credit facilities are rated Ba2, BB- and BB by Moody’s, Standard & Poor’s and Fitch Ratings, respectively.  Recently, there has been limited access to the institutional leveraged loan market for companies with similar ratings to those of the Parent Company.  At this time, we are unable to estimate when these market conditions will improve.

Cash Flow Analysis - EPGP and Subsidiaries

At March 31, 2009, total liquidity of EPGP and its consolidated subsidiaries (primarily Enterprise Products Partners) was $1.05 billion, which includes availability under Enterprise Products Partners’ consolidated credit facilities and unrestricted cash on hand.  The principal amount of Enterprise Products Partners’ consolidated debt obligations totaled $9.25 billion at March 31, 2009.  The following information highlights significant changes in the operating, investing and financing cash flows for EPGP and its consolidated subsidiaries.

Comparison of Three Months Ended March 31, 2009 with Three Months Ended March 31, 2008

Operating Activities. Net cash flow provided by operating activities was $213.9 million for the three months ended March 31, 2009 compared to $263.0 million for the three months ended March 31, 2008. Although Enterprise Products Partners’ businesses generated higher operating income period-to-period, the reduction in operating cash flows is generally due to the timing of related cash receipts and disbursements.  The overall $49.1 million period-to-period decrease in operating cash flows also reflects an $8.6 million increase in cash proceeds Enterprise Products Partners received primarily from property damage insurance claims related to certain named storms. For information regarding proceeds from business interruption and property damage claims, see Note 15 of the Notes to Unaudited Condensed Consolidated Statements included under Item 1 of this Quarterly Report.

Enterprise Products Partners’ cash payments for interest decreased $4.2 million period-to-period primarily due to a lower weighted-average interest rate applicable to EPO’s Revolver during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  Cash distributions received from unconsolidated affiliates decreased $5.7 million period-to-period primarily due to lower distributions received from Deepwater Gateway, L.LC.

Investing Activities. Cash used in investing activities was $420.3 million for the three months ended March 31, 2009 compared to $568.6 million for the three months ended March 31, 2008.  Capital spending for property, plant and equipment, net of contributions in aid of construction costs, decreased $231.2 million period-to-period.   Restricted cash related to Enterprise Products Partners’ hedging activities increased $105.2 million period-to-period (a cash outflow) primarily related to margin requirements related to derivative instruments.  Cash outlays for investments in and advances to unconsolidated affiliates decreased by $14.3 million quarter-to-quarter primarily due to higher investments and advances to Jonah Gas Gathering Company during the three months ended March 31, 2008.

Financing Activities. Cash provided by financing activities was $214.4 million for the three months ended March 31, 2009 compared to $331.5 million for the three months ended March 31, 2008.  Net borrowings under Enterprise Products Partners’ consolidated debt agreements decreased $374.5 million period-to-period primarily due to increased net borrowings under EPO’s Revolver during the three months ended March 31, 2008 partially offset by the repayment of the EPO Yen Term Loan in March 2009.

Cash distributions paid by Enterprise Products Partners to its limited partners increased $27.8 million period-to-period due to increases in common units outstanding and quarterly cash distribution rates.  Contributions from noncontrolling interests increased $286.6 million period-to-period primarily due to net proceeds Enterprise Products Partners received from its common unit offering in January 2009.

Net proceeds from the issuance of Enterprise Products Partners’ common units increased $292.5 million period-to-period.  An underwritten equity offering in January 2009 generated net proceeds of $225.6 million reflecting the sale of 10,590,000 common units of Enterprise Products Partners.  In addition, proceeds generated by Enterprise Products Partners’ DRIP and employee unit purchase plan increased $62.5 million period-to-period, primarily from affiliates of EPCO.

Cash Flow Analysis - TEPPCO GP and Subsidiaries

At March 31, 2009, total liquidity of TEPPCO GP and its consolidated subsidiaries (primarily TEPPCO) was $362.4 million, which includes availability under TEPPCO’s consolidated credit facilities. The principal amount of TEPPCO’s consolidated debt obligations totaled $2.58 billion at March 31, 2009.  The following information highlights significant changes in the operating, investing and financing cash flows for TEPPCO GP and its consolidated subsidiaries.

Comparison of Three Months Ended March 31, 2009 with Three Months Ended March 31, 2008

Operating Activities. Net cash flow provided by operating activities was $156.5 million for the three months ended March 31, 2009 compared to $58.7 million for the three months ended March 31, 2008.  The $97.8 million increase in operating cash flows is primarily due to the timing of cash receipts and disbursements between periods and a $10.5 million increase in distributions from unconsolidated affiliates.  TEPPCO’s cash payments for interest decreased $25.3 million period-to-period primarily due to the redemption of TE Products senior notes in 2008, partially offset by an increase in debt outstanding, including higher outstanding balances on the TEPPCO Revolver.

Investing Activities.  Cash used in investing activities was $113.6 million for the three months ended March 31, 2009 compared to $436.5 million for the same period in 2008.  The $322.9 million period-to-period decrease in cash used for investing activities is primarily due to a $338.5 million decrease in cash outlays for business combinations, a $21.2 million decrease in investments in unconsolidated affiliates (primarily Jonah), partially offset by a $50.0 million increase in capital expenditures for property, plant and equipment.  During the three months ended March 31, 2008, TEPPCO spent approximately $338.5 million in cash to complete business combinations related to its Marine Services business line.

Financing Activities.  Cash used in financing activities was $40.8 million the three months ended March 31, 2009 compared to cash provided by financing activities of $377.8 million for the same period in 2008.  In March 2008, TEPPCO sold $250.0 million in principal amount of 5-year senior notes, $350.0 million of 10-year senior notes and $400.0 million of 30-year senior notes.  In January 2008, TEPPCO repaid $355.0 million in principal amount of the TE Products senior notes.  Net borrowings under the TEPPCO Revolver increased $109.8 million period-to-period. The early termination and settlement by TEPPCO of interest rate hedging derivative instruments during the three months ended March 31, 2008, resulted in net cash payments of $52.1 million.  Cash distributions to TEPPCO’s limited partners increased $16.5 million period-to-period due to an increase in common units outstanding and quarterly cash distribution rates.

Cash Flow Analysis - Parent Company

The primary sources of cash flow for the Parent Company are its investments in limited and general partner interests of publicly-traded limited partnerships.  The cash distributions the Parent Company receives from its investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners are exposed to certain risks inherent in the underlying business of each entity.  See Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A of this Quarterly Report for a discussion of these risks.

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

The following table summarizes key components of the Parent Company’s cash flow information for the periods indicated (dollars in millions):

	For the Three Months
	Ended March 31,
	2009	2008
Net cash flows provided by operating activities (1)	$69.9	$51.1
Cash used in investing activities (2)	7.1	0.2
Cash used in financing activities (3)	64.6	52.6
Cash and cash equivalents, end of period	0.7	--

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

The following table presents cash distributions received from unconsolidated affiliates and cash distributions paid by the Parent Company for the periods indicated (dollars in millions):

	For the Three Months
	Ended March 31,
	2009	2008
Cash distributions from investees: (1)
Investment in Enterprise Products Partners:
From common units of Enterprise Products Partners (2)	$7.2	$6.7
From 2% general partner interest in Enterprise Products Partners	4.9	4.4
From general partner incentive distribution rights in distributions of
Enterprise Products Partners	35.2	27.8
Investment in TEPPCO:
From 4,400,000 common units of TEPPCO	3.2	3.1
From 2% general partner interest in TEPPCO	1.5	1.3
From general partner incentive distribution rights in distributions of TEPPCO	13.9	11.1
Investment in Energy Transfer Equity:
From 38,976,090 common units of Energy Transfer Equity	19.9	21.4
From member interest in LE GP (3)	0.2	0.2
Total cash distributions from unconsolidated affiliates	$86.0	$76.0

Distributions by the Parent Company:
EPCO and affiliates	$43.3	$37.4
Public	14.6	13.1
General partner interest	*	*
Total distributions by the Parent Company	$57.9	$50.5

                     * Amount is negligible.
(1)   Represents cash distributions received during each reporting period. Amount presented for the first quarter of 2008 includes $21.6 million from Energy Transfer Equity and LE GP, which reflected a four-month distribution.
(2)   As of March 31, 2009 and 2008, the Parent Company owned 13,670,925 and 13,454,498 common units, respectively, of Enterprise Products Partners.
(3)   The Parent Company’s member interest in LE GP was 40.6% and 34.9% at March 31, 2009 and 2008, respectively.

For additional financial information pertaining to the Parent Company, see Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1of this Quarterly Report.

The amount of cash distributions that the Parent Company is able to pay its unitholders may fluctuate based on the level of distributions it receives from Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners.  For example, if EPO is not able to satisfy certain financial covenants in accordance with its credit agreements, Enterprise Products Partners would be restricted from making quarterly cash distributions to its partners.  Factors such as capital contributions, debt service requirements, general, administrative and other expenses, reserves for future distributions and other cash reserves established by the board of directors of EPE Holdings may affect the distributions the Parent Company makes to its unitholders.  The Parent Company’s credit agreements contain covenants requiring it to maintain certain financial ratios.  Also, the Parent Company is prohibited from making any distribution to its unitholders if such distribution would cause an event of default or otherwise violate a covenant under its credit agreements.

On a quarterly basis, we monitor the underlying business fundamentals of our investments in unconsolidated affiliates and test such investments for impairment when impairment indicators are present. As a result of our reviews for the first quarter of 2009, no impairment charges were required.  We have the intent and ability to hold our equity method investments, which are integral to our operations.

Other Items

Contractual Obligations

With the exception of routine fluctuations in the balance of our consolidated revolving credit facilities and the effects of Enterprise Products Partners’ and TEPPCO’s dissociation from the Texas

Offshore Port System partnership on our purchase commitments,, there have been no significant changes in our contractual obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

There have been no significant changes with regards to our off-balance sheet arrangements since those reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Summary of Related Party Transactions

We have an extensive and ongoing relationship with EPCO and its privately-held affiliates.  Our revenues from these entities primarily consist of sales of NGL products.  Our expenses attributable to these affiliates primarily consist of reimbursements under an administrative services agreement.

Many of our unconsolidated affiliates perform supporting or complementary roles to our consolidated business operations.  Our revenues from unconsolidated affiliates primarily relate to natural gas sales to Evangeline Gas Pipeline Company, L.P. and Evangeline Gas Corp. and NGL sales to Energy Transfer Equity.  The majority of our expenses with unconsolidated affiliates pertain to payments Enterprise Products Partners makes to K/D/S Promix, L.L.C. for NGL transportation, storage and fractionation services.

For additional information regarding our related party transactions, see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

Recent Accounting Pronouncements

The accounting standard setting bodies have recently issued the following accounting guidance since those reported in our Annual Report on Form 10-K for the year ended December 31, 2008 that will or may affect our future financial statements:

•	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly; and

•	FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments.

For additional information regarding recent accounting developments, see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

Weather-Related Risks

EPCO expects to renew its property insurance policies on or before June 1, 2009.  In light of the recent history associated with hurricane and other weather-related events, it is expected that renewal of policies for weather related risks will result in significant increases in the cost of coverage as well as the physical damage and business interruption deductibles.  With regard to windstorm events, EPCO may be unable to purchase coverage equivalent to existing policies due to changes in limits, terms and conditions of such insurance.

For additional information regarding weather-related risks including insurance matters in connection with certain named storms, see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

In the course of our normal business operations, we are exposed to certain risks, including changes in interest rates, commodity prices and, to a limited extent, foreign exchange rates. In order to manage risks associated with certain identifiable and anticipated transactions, we use derivative instruments. Derivatives are financial instruments whose fair value is determined by changes in a specified benchmark such as interest rates, commodity prices or currency values. Typical derivative instruments include futures, forward contracts, swaps and other instruments with similar characteristics.  Substantially all of our derivatives are used for non-trading activities.  See Note 5 of the Notes to Unaudited Condensed Financial Statements included under Item 1 of this Quarterly Report for additional information regarding our derivative instruments and hedging activities.

Our exposures to market risk have not changed materially since those reported under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2008.

Interest Rate Derivative Instruments

We utilize interest rate swaps, treasury locks and similar derivative instruments to manage our exposure to changes in the interest rates of certain consolidated debt agreements. This strategy is a component in controlling our cost of capital associated with such borrowings.

The following tables show the effect of hypothetical price movements on the estimated fair value (“FV”) of interest rate swap portfolios (dollars in millions).

Parent Company	Resulting	Swap Fair Value at
Scenario	Classification	March 31, 2009	April 20, 2009
FV assuming no change in underlying interest rates	Liability	$(26.3)	$(21.2)
FV assuming 10% increase in underlying interest rates	Liability	(25.4)	(20.3)
FV assuming 10% decrease in underlying interest rates	Liability	(27.3)	(22.1)

Enterprise Products Partners	Resulting	Swap Fair Value at
Scenario	Classification	March 31, 2009	April 20, 2009
FV assuming no change in underlying interest rates	Asset	$45.5	$41.6
FV assuming 10% increase in underlying interest rates	Asset	41.4	37.4
FV assuming 10% decrease in underlying interest rates	Asset	49.6	45.8

Duncan Energy Partners	Resulting	Swap Fair Value at
Scenario	Classification	March 31, 2009	April 20, 2009
FV assuming no change in underlying interest rates	Liability	$(7.7)	$(7.4)
FV assuming 10% increase in underlying interest rates	Liability	(7.3)	(7.0)
FV assuming 10% decrease in underlying interest rates	Liability	(8.0)	(7.8)

Commodity Derivative Instruments

The prices of natural gas, NGLs, crude oil and certain petrochemical products are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control. In order to manage the price risk associated with such products, we enter into commodity derivative instruments such as forwards, basis swaps and futures contracts.

The following table shows the effect of hypothetical price movements on the estimated fair value of Enterprise Products Partners’ natural gas marketing portfolio at the dates presented (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	March 31, 2009	April 20, 2009
FV assuming no change in underlying commodity prices	Asset	$21.9	$23.2
FV assuming 10% increase in underlying commodity prices	Asset	18.1	18.9
FV assuming 10% decrease in underlying commodity prices	Asset	25.6	27.5

The following table shows the effect of hypothetical price movements on the estimated fair value Enterprise Products Partners’ NGL and petrochemical operations portfolio at the dates presented (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	March 31, 2009	April 20, 2009
FV assuming no change in underlying commodity prices	Liability	$(120.0)	$(125.9)
FV assuming 10% increase in underlying commodity prices	Liability	(126.6)	(135.6)
FV assuming 10% decrease in underlying commodity prices	Liability	(113.4)	(116.2)

The following table shows the effect of hypothetical price movements on the estimated fair value TEPPCO’s portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	March 31, 2009	April 20, 2009
FV assuming no change in underlying commodity prices	Asset	$0.6	$0.5
FV assuming 10% increase in underlying commodity prices	Asset	0.6	0.2
FV assuming 10% decrease in underlying commodity prices	Asset	0.7	0.9

Foreign Currency Derivative Instruments

We are exposed to foreign currency exchange risk in connection with our NGL marketing activities in Canada.  As a result, we could be adversely affected by fluctuations in currency rates between the U.S. dollar and Canadian dollar. In order to manage this risk, we may enter into foreign exchange purchase contracts to lock in the exchange rate.

In addition, we were exposed to foreign currency exchange risk in connection with a term loan denominated in Japanese yen (see Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report).  Enterprise Products Partners entered into this loan agreement in November 2008 and the loan matured in March 2009.  The derivative instrument used to hedge this risk was accounted for as a cash flow hedge and settled upon repayment of the loan.

We had one foreign currency derivative instrument with a notional amount of $1.7 million Canadian outstanding at March 31, 2009.  The fair market value of this instrument was de minimis at March 31, 2009.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our management carried out an evaluation, with the participation of our general partner’s principal executive officer (the “CEO”) and our general partner’s principal financial officer (the “CFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, as of the end of the period covered by this Quarterly Report, the CEO and CFO concluded:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the first quarter of 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The certifications of our general partner’s CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as exhibits to this Quarterly Report on Form 10-Q.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

On April 29, 2009, Peter Brinckerhoff and Renee Horowitz, as Attorney in Fact for Rae Kenrow, purported unitholders of TEPPCO, filed separate complaints in the Court of Chancery of New Castle County in the State of Delaware, as putative class actions on behalf of other unitholders of TEPPCO, concerning a proposal made by Enterprise Products Partners to TEPPCO GP, to acquire by merger the limited partnership units of TEPPCO (the “Proposed Merger”).  The complaints name as defendants Enterprise Products Partners; EPGP; TEPPCO GP; each of the directors of TEPPCO GP; EPCO; and Dan L. Duncan.

The complaints allege, among other things, that the terms of the Proposed Merger are unfair to TEPPCO’s unitholders and that the Proposed Merger is an attempt to extinguish, without consideration, a separate derivative action that previously had been filed on behalf of TEPPCO by Mr. Brinckerhoff against Enterprise Products Partners; EPGP; EPCO; Dan L. Duncan; TEPPCO GP; and certain of TEPPCO GP’s current and former directors.  The complaints further allege that the process through which a special committee of the Audit, Conflicts and Governance Committee of TEPPCO GP was appointed to consider the Proposed Merger is contrary to the spirit and intent of TEPPCO’s partnership agreement and constitutes a breach of the implied covenant of fair dealing.

The complaints seek relief (i) enjoining defendants and all persons acting in concert with them from pursuing the Proposed Merger; (ii) rescinding the Proposed Merger to the extent it is consummated or awarding rescissory damages in respect thereof; (iii) directing defendants to account to plaintiffs and the purported class for all damages suffered or to be suffered by them as a result of defendants’ alleged wrongful conduct; and (iv) awarding plaintiffs costs of the actions, including fees and expenses of their attorneys and experts.

See Part I, Item 1, Financial Statements, Note 14, “Commitments and Contingencies – Litigation,” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report, which is incorporated herein by reference for information on other legal proceedings.

Item 1A.  Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factor set forth below and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 in addition to other information in such report and in this Quarterly Report.  We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by use or on our behalf.

Enterprise Products Partners’ and TEPPCO’s prior interest in the Texas Offshore Port System partnership and dissociation from the partnership in April 2009 could subject Enterprise Products Partners and TEPPCO  to various liabilities.

The Texas Offshore Port System partnership was expected to represent an important investment for Enterprise Products Partners and TEPPCO, requiring an estimated combined $1.2 billion in capital contributions from them through 2011.  Effective April 16, 2009, each of the affiliates of Enterprise Products Partners and TEPPCO elected to dissociate, or exit, from the partnership.  In dissociating from the partnership, they each forfeited their investment and one-third ownership interest in the partnership.  The third partner, Oiltanking, has asserted that the dissociation was wrongful and in breach of the Texas Offshore Port System partnership agreement, citing provisions of the agreement that, if applicable, would continue to obligate Enterprise Products Partners and TEPPCO to make capital contributions to fund the project and impose additional liabilities on Enterprise Products Partners and TEPPCO.

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

10.1
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

31.1#	Sarbanes-Oxley Section 302 certification of Dr. Ralph S. Cunningham for Enterprise GP Holdings L.P. with respect to the March 31, 2009 Quarterly Report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise GP Holdings L.P. with respect to the March 31, 2009 Quarterly Report on Form 10-Q.
32.1#	Section 1350 certification of Dr. Ralph S. Cunningham for March 31, 2009 Quarterly Report on Form 10-Q.
32.2#	Section 1350 certification of W. Randall Fowler for March 31, 2009 Quarterly Report on Form 10-Q.

*
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise GP Holdings, Enterprise Products Partners, Duncan Energy Partners and TEPPCO are 1-32610, 1-14323, 1-33266 and 1-10403, respectively.

#	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas on May 11, 2009.

ENTERPRISE GP HOLDINGS L.P.
(A Delaware Limited Partnership)

By: EPE Holdings, LLC, as General Partner

By: ___/s/ Michael J. Knesek___________________
Name: Michael J. Knesek
Title: Senior Vice President, Controller and Principal Accounting Officer of the General Partner