Form 10-Q
period 2009-06-30
Enterprise GP Holdings L.P.
filed 2009-08-10
CIK 1324592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐   No ☑

There were 139,191,640 registered Units of Enterprise GP Holdings L.P. outstanding at August 1, 2009.  The registered Units trade on the New York Stock Exchange under the ticker symbol “EPE.”

ENTERPRISE GP HOLDINGS L.P.

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(See Note 18 for Supplemental Parent Company Financial Information)
(Dollars in millions)

	June 30,	December 31,
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$70.1	$56.8
Restricted cash	184.4	203.8
Accounts and notes receivable – trade, net of allowance for doubtful accounts
of $17.3 at June 30, 2009 and $17.7 at December 31, 2008	2,263.3	2,028.5
Accounts receivable – related parties	10.2	0.2
Inventories (see Note 6)	1,050.1	405.0
Derivative assets (see Note 5)	232.1	218.5
Prepaid and other current assets	191.3	151.5
Total current assets	4,001.5	3,064.3
Property, plant and equipment, net	17,210.3	16,723.4
Investments in unconsolidated affiliates	2,453.2	2,510.7
Intangible assets, net of accumulated amortization of $735.8 at
June 30, 2009 and $674.9 at December 31, 2008	1,729.8	1,789.0
Goodwill	1,013.9	1,013.9
Deferred tax asset	1.1	0.4
Other assets	290.8	269.6
Total assets	$26,700.6	$25,371.3

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$181.4	$--
Accounts payable – trade	337.7	381.6
Accounts payable – related parties	100.1	17.5
Accrued product payable	2,420.8	1,845.6
Accrued interest payable	210.0	197.4
Other accrued expenses	58.8	65.7
Derivative liabilities (see Note 5)	351.6	316.2
Other current liabilities	231.8	292.2
Total current liabilities	3,892.2	3,116.2
Long-term debt (see Note 11)	13,026.6	12,714.9
Deferred tax liabilities	68.8	66.1
Other long-term liabilities	137.3	123.8
Commitments and contingencies
Equity: (see Note 12)
Enterprise GP Holdings L.P. partners’ equity:
Limited partners:
Units (139,191,640 Units outstanding at June 30, 2009 and
123,191,640 Units outstanding at December 31, 2008) (see Note 12)	2,008.7	1,650.4
Class C Units (16,000,000 Class C Units outstanding at December 31, 2008)	--	380.7
General partner	*	*
Accumulated other comprehensive loss	(44.5)	(53.2)
Total Enterprise GP Holdings L.P. partners’ equity	1,964.2	1,977.9
Noncontrolling interest	7,611.5	7,372.4
Total equity	9,575.7	9,350.3
Total liabilities and equity	$26,700.6	$25,371.3
* Amount is negligible.
See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(See Note 18 for Supplemental Parent Company Financial Information)
(Dollars in millions, except per unit amounts)

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
	2009		2008		2009		2008
Revenues:
Third parties		$5,341.9		$10,342.2		$10,009.5		$18,566.2
Related parties		92.4		196.4		311.8		478.7
Total revenues (see Note 3)		5,434.3		10,538.6		10,321.3		19,044.9
Costs and expenses:
Operating costs and expenses:
Third parties		4,773.2		9,895.5		8,922.9		17,722.4
Related parties		251.0		165.4		477.9		352.6
Total operating costs and expenses		5,024.2		10,060.9		9,400.8		18,075.0
General and administrative costs:
Third parties		25.7		15.4		35.3		20.7
Related parties		25.2		22.6		52.6		49.7
Total general and administrative costs		50.9		38.0		87.9		70.4
Total costs and expenses		5,075.1		10,098.9		9,488.7		18,145.4
Equity in income of unconsolidated affiliates		18.7		29.1		43.6		48.9
Operating income		377.9		468.8		876.2		948.4
Other income (expense):
Interest expense		(171.6)		(145.4)		(337.3)		(293.9)
Interest income		0.8		1.6		1.6		3.7
Other, net		0.1		(0.2)		0.5		(0.8)
Total other expense, net		(170.7)		(144.0)		(335.2)		(291.0)
Income before provision for income taxes		207.2		324.8		541.0		657.4
Provision for income taxes		(3.1)		(7.9)		(19.1)		(12.4)
Net income		204.1		316.9		521.9		645.0
Net income attributable to noncontrolling interest		(165.0)		(267.5)		(419.9)		(549.0)
Net income attributable to Enterprise GP Holdings L.P.		$39.1		$49.4		$102.0		$96.0

Net income allocation: (see Notes 12 and 14)
Limited partners’ interest in net income		$39.1		$49.4		$102.0		$96.0
General partner’s interest in net income	$	*	$	*	$	*	$	*

Basic and diluted earnings per Unit (see Note 14)		$0.28		$0.40		$0.75		$0.78

* Amount is negligible.

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net income	$204.1	$316.9	$521.9	$645.0
Other comprehensive income (loss):
Cash flow hedges:
Commodity derivative instrument gains (losses) during period	(76.6)	10.4	(138.6)	92.7
Reclassification adjustment for (gains) losses included in
net income related to commodity derivative instruments	66.3	(7.2)	98.5	6.6
Interest rate derivative instrument gains (losses) during period	15.5	14.7	14.3	(48.6)
Reclassification adjustment for losses included in
net income related to interest rate derivative instruments	7.2	1.8	13.6	0.5
Foreign currency hedge gains (losses)	0.1	(0.1)	(10.5)	(1.3)
Total cash flow hedges	12.5	19.6	(22.7)	49.9
Foreign currency translation adjustment	1.0	0.5	0.6	0.1
Change in funded status of pension and postretirement plans,
net of tax	0.1	--	--	(0.3)
Proportionate share of other comprehensive income (loss) of
unconsolidated affiliates	2.7	5.8	1.8	(0.9)
Total other comprehensive income (loss)	16.3	25.9	(20.3)	48.8
Comprehensive income	220.4	342.8	501.6	693.8
Comprehensive income attributable to noncontrolling interest	(173.5)	(276.1)	(390.9)	(601.7)
Comprehensive income attributable to Enterprise GP Holdings L.P.	$46.9	$66.7	$110.7	$92.1

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(See Note 18 for Supplemental Parent Company Financial Information)
(Dollars in millions)

	For the Six Months
	Ended June 30,
	2009	2008
Operating activities:
Net income	$521.9	$645.0
Adjustments to reconcile net income to net cash
flows provided by operating activities:
Depreciation, amortization and accretion	405.7	357.0
Amortization in interest expense	3.5	1.9
Non-cash impairment charge	2.3	--
Equity in income of unconsolidated affiliates	(43.6)	(48.9)
Distributions received from unconsolidated affiliates	74.2	80.0
Loss on early extinguishment of debt	--	8.7
Effect of pension settlement recognition	(0.1)	(0.1)
Operating lease expense paid by EPCO, Inc.	0.3	1.0
Gain on sale of assets and related transactions	(0.4)	(0.9)
Loss on forfeiture of investment in Texas Offshore Port System	68.4	--
Deferred income tax expense	1.8	2.5
Changes in fair market value of derivative instruments	(11.8)	8.4
Net effect of changes in operating accounts (see Note 17)	(371.6)	(232.2)
Net cash flows provided by operating activities	650.6	822.4
Investing activities:
Capital expenditures	(834.2)	(1,319.1)
Contributions in aid of construction costs	10.3	19.1
Proceeds from asset sales and other investing activities	2.1	6.8
Decrease in restricted cash	19.4	71.0
Cash used for business combinations	(73.7)	(345.6)
Acquisition of intangible assets	(1.4)	(5.4)
Investments in unconsolidated affiliates	(10.6)	8.6
Cash used in investing activities	(888.1)	(1,564.6)
Financing activities:
Borrowings under debt agreements	3,587.9	7,297.1
Repayments of debt	(3,075.9)	(5,840.8)
Debt issuance costs	(5.4)	(18.0)
Distributions paid to noncontrolling interest (see Note 12)	(643.3)	(578.5)
Distributions paid to partners	(125.4)	(102.9)
Acquisition of treasury units by subsidiary	--	(0.6)
Contributions from noncontrolling interest (see Note 12)	515.1	42.9
Settlement of cash flow hedging derivative instruments	--	(74.2)
Cash provided by financing activities	253.0	725.0
Effect of exchange rate changes on cash flows	(2.2)	0.1
Net change in cash and cash equivalents	15.5	(17.2)
Cash and cash equivalents, January 1	56.8	41.9
Cash and cash equivalents, June 30	$70.1	$24.8

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(See Note 12 for Unit History and Detail of Changes in Limited Partners’ Equity)
(Dollars in millions)

	Enterprise GP Holdings L.P.
				Accumulated
				Other
	Limited	General		Comprehensive	Noncontrolling
	Partners	Partner		Loss	Interests	Total
Balance, December 31, 2008	$2,031.1	$	*	$(53.2)	$7,372.4	$9,350.3
Net income	102.0		*	--	419.9	521.9
Cash distributions to partners	(125.4)		*	--	--	(125.4)
Operating leases paid by EPCO, Inc.	--		--	--	0.3	0.3
Amortization of equity awards	1.0		--	--	10.0	11.0
Distributions paid to noncontrolling interest (see Note 12)	--		--	--	(643.3)	(643.3)
Contributions from noncontrolling interest (see Note 12)	--		--	--	514.6	514.6
Deconsolidation of Texas Offshore Port System (see Note 3)	--		--	--	(33.4)	(33.4)
Foreign currency translation adjustment	--		--	--	0.6	0.6
Cash flow hedges	--		--	6.9	(29.6)	(22.7)
Proportionate share of other comprehensive income
of unconsolidated affiliates	--		--	1.8	--	1.8
Balance, June 30, 2009	$2,008.7	$	*	$(44.5)	$7,611.5	$9,575.7

	Enterprise GP Holdings L.P.
				Accumulated
				Other
	Limited	General		Comprehensive	Noncontrolling
	Partners	Partner		Loss	Interests	Total
Balance, December 31, 2007	$2,079.0	$	*	$(22.3)	$7,064.1	$9,120.8
Net income	96.0		*	--	549.0	645.0
Cash distributions to partners	(102.9)		*	--	--	(102.9)
Operating leases paid by EPCO, Inc.	--		--	--	1.0	1.0
Issuance of units by subsidiary in connection with an acquisition	--		--	--	186.6	186.6
Amortization of equity awards	0.3		--	--	5.7	6.0
Acquisition of treasury units	--		--	--	(0.6)	(0.6)
Distributions paid to noncontrolling interest (see Note 12)	--		--	--	(578.5)	(578.5)
Contributions from noncontrolling interest (see Note 12)	--		--	--	42.9	42.9
Foreign currency translation adjustment	--		--	--	0.1	0.1
Cash flow hedges	--		--	(3.0)	52.9	49.9
Change in funded status of pension and
postretirement plans, net of tax	--		--	--	(0.3)	(0.3)
Proportionate share of other comprehensive loss
of unconsolidated affiliates	--		--	(0.9)	--	(0.9)
Balance, June 30, 2008	$2,072.4	$	*	$(26.2)	$7,322.9	$9,369.1

* Amount is negligible.

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

References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., a publicly traded limited partnership, the common units of which are listed on the NYSE under the ticker symbol “EPD,” and its consolidated subsidiaries.   Enterprise Products Partners has no business activities outside those conducted by its operating subsidiary, Enterprise Products Operating LLC (“EPO”).  References to “EPGP” refer to Enterprise Products GP, LLC, which is the general partner of Enterprise Products Partners.  EPGP is owned by the Parent Company.

References to “Duncan Energy Partners” mean Duncan Energy Partners L.P., which is a consolidated subsidiary of EPO and a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.”  References to “DEP GP” mean DEP Holdings, LLC, which is the general partner of Duncan Energy Partners.

References to “TEPPCO” mean TEPPCO Partners, L.P., a publicly traded limited partnership, the common units of which are listed on the NYSE under the ticker symbol “TPP.”  References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO.  TEPPCO GP is owned by the Parent Company.  On June 28, 2009, Enterprise Products Partners and TEPPCO, their respective general partners, EPGP and TEPPCO GP, and two subsidiaries of Enterprise Products Partners entered into definitive agreements to merge.  See Note 3 for additional information regarding the proposed merger agreements.

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

Basis of Presentation

Effective January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 160 (Accounting Standards Codification (“ASC”) 810), Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  SFAS 160 established accounting and reporting standards for noncontrolling interests, which were previously identified as minority interest in our financial statements.  This new standard requires, among other things, that (i) noncontrolling interests be presented as a component of equity on our consolidated balance sheet (i.e., elimination of the “mezzanine” presentation previously used for minority interest); (ii) elimination of minority interest amounts as a deduction in deriving net income or loss and, as a result, that net income or loss be allocated between controlling and noncontrolling interests; and (iii) comprehensive income or loss be allocated between controlling and noncontrolling interest.  Earnings per unit amounts are not affected by these changes.  See Note 12 for additional information regarding noncontrolling interests.

The consolidated financial statements included in this Quarterly Report have been retrospectively adjusted to reflect the changes required by SFAS 160.  As a result, net income reported for the three and six months ended June 30, 2008 in these financial statements is higher than that disclosed previously; however, the allocation of such net income results in our unitholders, general partner and noncontrolling interests (i.e., the former minority interest) receiving the same amounts as they did previously.

Our results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results expected for the full year.

In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  These Unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our Current Report on Form 8-K dated July 8, 2009 (the “Recast Form 8-K”), which retrospectively adjusted portions of our Annual Report on Form 10-K for the year ended December 31, 2008 to reflect our adoption of SFAS 160 and the resulting change in presentation and disclosure requirements.

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

In order for the unitholders of Enterprise GP Holdings L.P. and others to more fully understand the Parent Company’s business and financial statements on a standalone basis, Note 18 includes information devoted exclusively to the Parent Company apart from that of our consolidated Partnership.  A

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

key difference between the non-consolidated Parent Company financial information and those of our consolidated Partnership is that the Parent Company views each of its investments (e.g., Enterprise Products Partners, TEPPCO and Energy Transfer Equity) as unconsolidated affiliates and records its share of the net income of each as equity income in the Parent Company income information.  In accordance with GAAP, we eliminate such equity income in the preparation of our consolidated Partnership financial statements.

Presentation of Investments.  The Parent Company owns common units of Enterprise Products Partners and 100% of the membership interests of EPGP, which is entitled to 2% of the cash distributions paid by Enterprise Products Partners as well as the associated incentive distribution rights (“IDRs”) of Enterprise Products Partners.  At June 30, 2009 and 2008, the Parent Company owned 13,670,925 and 13,454,498 common units, respectively, of Enterprise Products Partners.

The Parent Company owns 4,400,000 common units of TEPPCO and 100% of the membership interests of TEPPCO GP, which is entitled to 2% of the cash distributions of TEPPCO as well as the IDRs of TEPPCO.  See Note 3 for information regarding the proposed merger of TEPPCO and TEPPCO GP with Enterprise Products Partners.

The Parent Company owns 38,976,090 common units of Energy Transfer Equity.  In addition, at June 30, 2009 and 2008, the Parent Company owned approximately 40.6% and 34.9%, respectively, of the membership interests of LE GP.  Energy Transfer Equity owns limited partner interests and the general partner interest of ETP.  We account for our investments in Energy Transfer Equity and LE GP using the equity method of accounting.

Note 2.  General Accounting Matters

Estimates

Preparing our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts presented in the financial statements (e.g., assets, liabilities, revenues and expenses) and disclosures about contingent assets and liabilities.  Our actual results could differ from these estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Fair Value Information

Cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and accrued expenses, and other current liabilities are carried at amounts which reasonably approximate their fair values due to their short-term nature.  The estimated fair values of our fixed rate debt are based on quoted market prices for such debt or debt of similar terms and maturities.  The carrying amounts of our variable rate debt obligations reasonably approximate their fair values due to their variable interest rates.  See Note 5 for fair value information associated with our derivative instruments.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the estimated fair values of our financial instruments at the dates indicated:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
Financial Instruments	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents, including restricted cash	$254.5	$254.5	$260.6	$260.6
Accounts receivable	2,273.5	2,273.5	2,028.7	2,028.7
Financial liabilities:
Accounts payable and accrued expenses	3,127.4	3,127.4	2,507.8	2,507.8
Other current liabilities	231.8	231.8	292.2	292.2
Fixed-rate debt (principal amount)	9,986.7	9,728.0	9,704.3	8,192.2
Variable-rate debt	3,169.3	3,169.3	2,935.5	2,935.5

Recent Accounting Developments

The following information summarizes recently issued accounting guidance since those reported in our Recast Form 8-K that will or may affect our future financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance in the form of FASB Staff Positions (“FSPs”) in an effort to clarify certain fair value accounting rules.   FSP FAS 157-4 (ASC 820), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, establishes a process to determine whether a market is not active and a transaction is not distressed.   FSP FAS 157-4 states that companies should look at several factors and use judgment to ascertain if a formerly active market has become inactive.   When estimating fair value, FSP FAS 157-4 requires companies to place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly (entities do not have to incur undue cost and effort in making this determination).   The FASB also issued FSP FAS 107-1 and APB 28-1 (ASC 825), Interim Disclosures About Fair Value of Financial Instruments.   This FSP requires that companies provide qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value in each interim report.  Previously, this was only an annual requirement.  We adopted these FSPs on June 30, 2009.   Our adoption of this new guidance did not have a material impact on our financial statements or related disclosures.

In May 2009, the FASB issued SFAS 165 (ASC 855), Subsequent Events, which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  We adopted SFAS 165 on June 30, 2009.  Our adoption of this guidance did not have any impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS 167 (ASC 810), Amendments to FASB Interpretation No. 46(R), which amended consolidation guidance for variable interest entities (“VIEs”) under FASB Interpretation (“FIN”) No. 46(R) (ASC 810), Consolidation of Variable Interest Entities.  VIEs are entities whose equity investors do not have sufficient equity capital at risk such that the entity cannot finance its own activities.  When a business has a controlling financial interest in a VIE, the assets, liabilities and profit or loss of that entity must be included in consolidation.  A business enterprise must consolidate a VIE when that enterprise has a variable interest that will cover most of the entity’s expected losses and/or receive most of the entity’s anticipated residual return.  SFAS 167, among other things, eliminates the scope exception for qualifying special-purpose entities, amends certain guidance for determining whether an entity is a VIE, expands the list of events that trigger reconsideration of whether an entity is a VIE, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessments of whether a company is the primary beneficiary of a VIE and requires enhanced disclosures about a company’s involvement with a VIE.  SFAS 167 is effective for us on January

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1, 2010.  At June 30, 2009, we did not have any VIEs; therefore, our adoption of this new guidance is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB also issued SFAS 168 (ASC 105), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, which establishes the ASC as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes two levels of guidance — authoritative and nonauthoritative. All guidance contained in the ASC carries an equal level of authority. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  We will adopt SFAS 168 on September 30, 2009.  Our adoption of this new guidance is not expected to have any impact on our financial position, results of operations or cash flows.  References to specific GAAP in our consolidated financial statements after our adoption of SFAS 168 will refer exclusively to the ASC.  We have elected to provide references to the ASC parenthetically in this Quarterly Report.

Restricted Cash

Restricted cash represents amounts held in connection with Enterprise Products Partners’ commodity derivative instruments portfolio and New York Mercantile Exchange (“NYMEX”) physical natural gas purchases.  Additional cash may be restricted to maintain Enterprise Products Partners’ positions as commodity prices fluctuate or deposit requirements change.  At June 30, 2009 and December 31, 2008, Enterprise Products Partners’ restricted cash amounts were $184.4 million and $203.8 million, respectively.  See Note 5 for information about Enterprise Products Partners’ derivative instruments.

Subsequent Events

We have evaluated subsequent events through August 10, 2009, which is the date our Unaudited Condensed Consolidated Financial Statements and Notes are being issued.

Note 3.  Business Segments

Our investing activities are organized into business segments that reflect how the Chief Executive Officer of our general partner (i.e., our chief operating decision maker) routinely manages and reviews the financial performance of the Parent Company’s investments.  We evaluate segment performance based on operating income. On a consolidated basis, we have three reportable business segments:

▪
Investment in Enterprise Products Partners – Reflects the consolidated operations of Enterprise Products Partners and its general partner, EPGP.  This segment also included the development stage assets of the Texas Offshore Port System.

In August 2008, wholly owned subsidiaries of Enterprise Products Partners and TEPPCO, together with Oiltanking Holding Americas, Inc. (“Oiltanking”) formed the Texas Offshore Port System partnership (“TOPS”).  Effective April 16, 2009, Enterprise Products Partners’ and TEPPCO’s wholly owned subsidiaries dissociated (exited) from TOPS. As a result, operating costs and expenses and net income for the second quarter of 2009 include a non-cash charge of $68.4 million.  This loss represents the forfeiture of the cumulative investment of Enterprise Products Partners’ and TEPPCO’s affiliates in TOPS through the date of dissociation and reflects their capital contributions to TOPS for construction in progress amounts.  The impact on net income attributable to Enterprise GP Holdings L.P. was approximately $8.7 million, as nearly all of the non-cash loss was absorbed by noncontrolling interests in consolidation (i.e., by third-party and related party unitholders of Enterprise Products Partners and TEPPCO other than the Parent Company).

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We believe that the dissociation of affiliates of Enterprise Products Partners and TEPPCO discharged these affiliates with respect to further obligations under the TOPS partnership agreement, and, accordingly, from associated liabilities under the related guarantees; therefore, neither Enterprise Products Partners nor TEPPCO have recorded any amounts related to such guarantees.  See Note 15 for litigation matters associated with Enterprise Products Partners’ and TEPPCO’s dissociation from TOPS.

Within their respective financial statements, TEPPCO and Enterprise Products Partners accounted for their individual ownership interests in TOPS using the equity method of accounting. As a result of common control of TEPPCO and Enterprise Products Partners at the Parent Company level, TOPS was a consolidated subsidiary of the Parent Company and Oiltanking’s interest in the joint venture was accounted for as noncontrolling interest. For financial reporting purposes, our management determined that the joint venture should be included within the investment in Enterprise Products Partners’ segment.  As a result of the dissociation of our affiliates from TOPS, we discontinued the consolidation of TOPS during the second quarter of 2009.  The effect of deconsolidation was to remove the accounts of TOPS, including Oiltanking’s noncontrolling interest of $33.4 million, from our books and records, after reflecting the $68.4 million aggregate write-off of the investments related to the deconsolidation.

▪	Investment in TEPPCO – Reflects the consolidated operations of TEPPCO and its general partner, TEPPCO GP. This segment also includes the assets and operations of Jonah Gas Gathering Company (“Jonah”).

On June 28, 2009, Enterprise Products Partners, TEPPCO, their respective general partners, EPGP and TEPPCO GP, and two subsidiaries of Enterprise Products Partners entered into definitive agreements to merge TEPPCO and TEPPCO GP with Enterprise Products Partners.  Under the terms of the definitive agreements, TEPPCO and TEPPCO GP would become wholly owned subsidiaries of Enterprise Products Partners, and each of TEPPCO’s unitholders, except for a certain privately-held affiliate of EPCO, would receive 1.24 common units of Enterprise Products Partners for each TEPPCO unit.  No fractional common units would be issued in the proposed merger, and TEPPCO unitholders would, instead, receive cash in lieu of fractional common units, if any.

Under the terms of the definitive merger agreements, the Parent Company would receive 1,331,681 common units of Enterprise Products Partners and an increase in the capital account of EPGP to maintain its 2% general partner interest in Enterprise Products Partners as consideration for 100% of the membership interests of TEPPCO GP. The respective Audit, Conflicts and Governance (“ACG”) Committees of the Parent Company and EPGP each voted unanimously to approve the merger and a Special Committee of the ACG Committee of TEPPCO GP voted unanimously to recommend the merger.

Following the closing of the proposed merger, we expect affiliates of EPCO would own approximately 29.5% of Enterprise Products Partners’ outstanding limited partner units, including 3.4% of Enterprise Products Partners’ outstanding limited partner units that would be owned by the Parent Company.

Completion of the proposed merger is subject to the approval of holders of at least a majority of the outstanding TEPPCO units.  In addition, pursuant to the merger agreement providing for the merger of TEPPCO, the number of votes cast in favor of the merger agreement by TEPPCO’s unitholders (excluding specified unitholders affiliated with EPCO and other specified officers and directors of TEPPCO GP, the Parent Company and Enterprise Products Partners) must exceed the number of votes actually cast against the merger agreement by such unaffiliated TEPPCO unitholders.  Affiliates of EPCO, including the Parent Company, have executed a support agreement in which they have agreed to vote their units in favor of the merger agreement. The closing is also subject to customary regulatory approvals, including those under the Hart-Scott-

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rodino Antitrust Improvements Act of 1976, as amended.  Subject to the receipt of regulatory and TEPPCO unitholder approvals, completion of the proposed merger is expected to occur during the fourth quarter of 2009.  See Note 15 for information regarding litigation matters associated with the proposed merger.

We incurred $14.1 million of merger-related expenses during the second quarter of 2009 that are reflected as a component of general and administrative costs.  The Parent Company’s share of such costs was $3.1 million.

The proposed merger transactions will be accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. The financial and operating policies of Enterprise Products Partners, TEPPCO, the Parent Company and their respective general partners, and EPCO and its privately-held subsidiaries, are under the common control of Dan L. Duncan.

On August 5, 2009, EPO entered into a loan agreement with TEPPCO under which EPO agreed to make an unsecured revolving loan to TEPPCO in an aggregate maximum outstanding principal amount not to exceed $100.0 million.  This related party loan agreement will be eliminated in consolidation.

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

We classify equity in income of unconsolidated affiliates as a component of operating income.  Our equity method investments in Energy Transfer Equity and LE GP are an integral component of our primary business strategy to increase cash distributions to unitholders.  Also, the equity method investments of our consolidated subsidiaries (i.e., Enterprise Products Partners and TEPPCO) represent an integral component of their respective business strategies.  Such investments are a means by which Enterprise Products Partners and TEPPCO align their commercial interests with those of customers and/or suppliers who are joint owners in such entities.  This method of operation enables Enterprise Products Partners and TEPPCO to achieve favorable economies of scale relative to the level of investment and business risk assumed versus what they could accomplish on a stand-alone basis.  Given the interrelated nature of such entities to the operations of Enterprise Products Partners and TEPPCO, we believe the presentation of equity in income of such unconsolidated affiliates as a component of operating income is meaningful and appropriate.

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents selected business segment information for the periods indicated:

	Investment		Investment
	in		in
	Enterprise	Investment	Energy	Adjustments
	Products	in	Transfer	and	Consolidated
	Partners	TEPPCO	Equity	Eliminations	Totals
Revenues from third parties:
Three months ended June 30, 2009	$3,382.8	$1,959.1	$--	$--	$5,341.9
Three months ended June 30, 2008	6,116.9	4,225.3	--	--	10,342.2
Six months ended June 30, 2009	6,561.4	3,448.1	--	--	10,009.5
Six months ended June 30, 2008	11,500.7	7,065.5	--	--	18,566.2

Revenues from related parties: (1)
Three months ended June 30, 2009	125.1	15.4	--	(48.1)	92.4
Three months ended June 30, 2008	222.8	15.4	--	(41.8)	196.4
Six months ended June 30, 2009	369.6	43.4	--	(101.2)	311.8
Six months ended June 30, 2008	523.5	41.9	--	(86.7)	478.7

Total revenues: (1)
Three months ended June 30, 2009	3,507.9	1,974.5	--	(48.1)	5,434.3
Three months ended June 30, 2008	6,339.7	4,240.7	--	(41.8)	10,538.6
Six months ended June 30, 2009	6,931.0	3,491.5	--	(101.2)	10,321.3
Six months ended June 30, 2008	12,024.2	7,107.4	--	(86.7)	19,044.9

Equity in income (loss) of unconsolidated affiliates:
Three months ended June 30, 2009	10.9	(1.3)	9.1	--	18.7
Three months ended June 30, 2008	13.4	0.6	15.1	--	29.1
Six months ended June 30, 2009	18.2	(1.2)	26.6	--	43.6
Six months ended June 30, 2008	22.3	(0.5)	27.1	--	48.9

Operating income: (2)
Three months ended June 30, 2009	288.5	84.1	9.1	(3.8)	377.9
Three months ended June 30, 2008	369.0	87.4	15.1	(2.7)	468.8
Six months ended June 30, 2009	654.5	201.8	26.6	(6.7)	876.2
Six months ended June 30, 2008	730.0	199.2	27.1	(7.9)	948.4

Segment assets: (3)
At June 30, 2009	18,772.2	6,421.4	1,552.5	(45.5)	26,700.6
At December 31, 2008	17,775.4	6,083.3	1,598.9	(86.3)	25,371.3

Investments in unconsolidated
affiliates: (see Note 8)
At June 30, 2009	651.0	249.7	1,552.5	--	2,453.2
At December 31, 2008	655.6	256.4	1,598.9	(0.2)	2,510.7

Intangible assets: (see Note 10) (4)
At June 30, 2009	813.5	932.3	--	(16.0)	1,729.8
At December 31, 2008	855.4	950.9	--	(17.3)	1,789.0

Goodwill: (see Note 10)
At June 30, 2009	706.9	307.0	--	--	1,013.9
At December 31, 2008	706.9	307.0	--	--	1,013.9
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

Enterprise Products Partners

	Business Line
		Onshore
	NGL	Natural Gas	Offshore
	Pipelines	Pipelines	Pipelines	Petrochemical		Segment
	& Services	& Services	& Services	Services	Eliminations	Totals
Three months ended June 30, 2009	$3,891.5	$716.7	$77.6	$510.8	$(1,688.7)	$3,507.9
Three months ended June 30, 2008	6,518.1	1,239.6	55.6	1,039.3	(2,512.9)	6,339.7
Six months ended June 30, 2009	7,681.7	1,530.9	146.4	862.8	(3,290.8)	6,931.0
Six months ended June 30, 2008	12,734.2	2,135.9	141.0	1,787.7	(4,774.6)	12,024.2

Sales of tangible products, primarily NGLs, natural gas and petrochemicals, by Enterprise Products Partners aggregated $3.17 billion and $5.95 billion for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, sales by Enterprise Products Partners of tangible products, primarily NGLs, natural gas and petrochemicals, aggregated $6.24 billion and $11.24 billion, respectively.

TEPPCO

	Business Line
				Marine		Segment
	Downstream	Upstream	Midstream	Services	Eliminations	Totals
Three months ended June 30, 2009	$86.9	$1,751.6	$92.4	$43.7	$(0.1)	$1,974.5
Three months ended June 30, 2008	76.4	4,025.4	90.8	48.1	--	4,240.7
Six months ended June 30, 2009	182.4	3,047.8	180.8	80.6	(0.1)	3,491.5
Six months ended June 30, 2008	174.1	6,680.7	179.1	73.6	(0.1)	7,107.4

Sales of petroleum products, primarily crude oil, by TEPPCO were $1.75 billion and $4.02 billion for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, sales by TEPPCO of petroleum products, primarily crude oil, were $3.03 billion and $6.67 billion, respectively.

Note 4.  Accounting for Equity Awards

We account for equity awards in accordance with SFAS 123(R) (ASC 505 and 718), Share-Based Payment.  Such awards were not material to our consolidated financial position, results of operations or cash flows for all periods presented.  The amount of equity-based compensation allocable to our consolidated businesses was $6.8 million and $4.4 million for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, the amount of equity-based compensation allocable to our consolidated businesses was $11.1 million and $7.7 million, respectively.

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

EPGP Unit Appreciation Rights

At December 31, 2008, there were a total of 90,000 outstanding unit appreciation rights (“UARs”) granted to non-employee directors of EPGP that were to cliff vest in 2011.  In June 2009, these 90,000 UARs were forfeited, leaving none outstanding.

EPCO Employee Partnerships

As of June 30, 2009, the estimated total unrecognized compensation cost related to the seven Employee Partnerships was $42.6 million.  We will recognize our share of these costs in accordance with the EPCO administrative services agreement (the “ASA”) over a weighted-average period of 4.5 years.

EPCO 1998 Long-Term Incentive Plan

The EPCO 1998 Long-Term Incentive Plan (“EPCO 1998 Plan”) provides for the issuance of up to 7,000,000 common units of Enterprise Products Partners.  After giving effect to the issuance or forfeiture of option awards and restricted unit awards through June 30, 2009, a total of 301,600 additional common units of Enterprise Products Partners could be issued under the EPCO 1998 Plan.

Enterprise Products Partners’ unit option awards.  The following table presents option activity under the EPCO 1998 Plan for the periods indicated:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Strike Price	Contractual	Intrinsic
	Units	(dollars/unit)	Term (in years)	Value (1)
Outstanding at December 31, 2008	2,168,500	$26.32
Granted (2)	30,000	$20.08
Exercised	(25,000)	$13.16
Forfeited	(365,000)	$26.38
Outstanding at June 30, 2009	1,808,500	$26.39	4.8	$1.5
Options exercisable at
June 30, 2009	403,500	$21.33	3.9	$1.5

(1)   Aggregate intrinsic value reflects fully vested option awards at June 30, 2009.
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

The total intrinsic value of option awards exercised during the three months ended June 30, 2009 and 2008 was $0.2 million and $0.4 million, respectively.  For the six months ended June 30, 2009 and 2008, the total intrinsic value of option awards exercised was $0.3 million and $0.5 million, respectively.    At June 30, 2009, the estimated total unrecognized compensation cost related to nonvested unit options granted under the EPCO 1998 Plan was $1.3 million.  Enterprise Products Partners expects to recognize its share of this cost over a weighted-average period of 2.0 years in accordance with the ASA.

During the six months ended June 30, 2009 and 2008, Enterprise Products Partners received cash of $0.2 million and $0.6 million, respectively, from the exercise of unit options.  Conversely, its option-related reimbursements to EPCO were $0.3 million and $0.5 million, respectively.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners’ restricted unit awards.  The following table summarizes information regarding Enterprise Products Partners’ restricted unit awards under the EPCO 1998 Plan for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted units at December 31, 2008	2,080,600
Granted (2)	1,011,350	$20.63
Vested	(12,500)	$27.59
Forfeited	(144,000)	$29.41
Restricted units at June 30, 2009	2,935,450

(1)   Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. The weighted-average grant date fair value per unit for forfeited and vested awards is determined before an allowance for forfeitures.
(2)   Aggregate grant date fair value of restricted unit awards issued during 2009 was $20.9 million based on grant date market prices of Enterprise Products Partners’ common units ranging from $20.08 to $24.92 per unit and an estimated forfeiture rate ranging between 4.6% and 17%.

The total fair value of Enterprise Products Partners’ restricted unit awards that vested during the six months ended June 30, 2009 was $0.3 million.  Such amount was immaterial for the three months ended June 30, 2009.   At June 30, 2009, the estimated total unrecognized compensation cost related to restricted unit awards granted under the EPCO 1998 Plan was $44.2 million.  Enterprise Products Partners expects to recognize its share of this cost over a weighted-average period of 2.5 years in accordance with the ASA.

Enterprise Products Partners’ phantom unit awards and distribution equivalent rights.  No phantom unit awards or distribution equivalent rights have been issued as of June 30, 2009 under the EPCO 1998 Plan.

Enterprise Products Partners 2008 Long-Term Incentive Plan

The Enterprise Products Partners 2008 Long-Term Incentive Plan (“EPD 2008 LTIP”) provides for the issuance of up to 10,000,000 of Enterprise Products Partners’ common units.  After giving effect the issuance or forfeiture of option awards through June 30, 2009, a total of 7,865,000 additional common units of Enterprise Products Partners could be issued under the EPD 2008 LTIP.

Enterprise Products Partners’ unit option awards.  The following table presents unit option activity under the EPD 2008 LTIP for the periods indicated:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Strike Price	Contractual
	Units	(dollars/unit)	Term (in years)
Outstanding at December 31, 2008	795,000	$30.93
Granted (1)	1,430,000	$23.53
Forfeited	(90,000)	$30.93
Outstanding at June 30, 2009 (2)	2,135,000	$25.97	5.2

(1)   Aggregate grant date fair value of these unit options issued during 2009 was $6.5 million based on the following assumptions: (i) a weighted-average grant date market price of Enterprise Products Partners’ common units of $23.53 per unit; (ii) weighted-average expected life of options of 4.9 years; (iii) weighted-average risk-free interest rate of 2.1%; (iv) expected weighted-average distribution yield on Enterprise Products Partners’ common units of 9.4%; (v) expected weighted-average unit price volatility on Enterprise Products Partners’ common units of 57.1%; and (vi) an estimated forfeiture rate of 17%.
(2)   No unit options were exercisable as of June 30, 2009.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2009 the estimated total unrecognized compensation cost related to nonvested unit options granted under the EPD 2008 LTIP was $7.1 million.  Enterprise Products Partners expects to recognize its share of this cost over a weighted-average period of 3.6 years in accordance with the ASA.

Enterprise Products Partners’ phantom unit awards. There were a total of 10,600 phantom units outstanding at June 30, 2009 under the EPD 2008 LTIP.  These awards cliff vest in 2011 and 2012.  At June 30, 2009 and December 31, 2008, Enterprise Products Partners had accrued an immaterial liability for compensation related to these phantom unit awards.

DEP GP UARs

At June 30, 2009 and December 31, 2008, there were a total of 90,000 outstanding UARs granted to non-employee directors of DEP GP that cliff vest in 2012.  If a director resigns prior to vesting, his UAR awards are forfeited.  At June 30, 2009 and December 31, 2008, Enterprise Products Partners had accrued an immaterial liability for compensation related to these UARs.

TEPPCO 1999 Phantom Unit Retention Plan

There were a total of 2,800 phantom units outstanding under the TEPPCO 1999 Phantom Unit Retention Plan (“TEPPCO 1999 Plan”) at June 30, 2009, which cliff vest in January 2010.  During the first quarter of 2009, 2,800 phantom units that were outstanding at December 31, 2008 under the TEPPCO 1999 Plan were forfeited.  Additionally, in April 2009, 13,000 phantom units vested, resulting in a cash payment of $0.3 million.  At June 30, 2009 and December 31, 2008, TEPPCO had accrued liability balances of $0.1 million and $0.4 million, respectively, for compensation related to the TEPPCO 1999 Plan.

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

EPCO 2006 TPP Long-Term Incentive Plan

        The EPCO 2006 TPP Long-Term Incentive Plan (“TEPPCO 2006 LTIP”) provides for the issuance of up to 5,000,000 common units of TEPPCO in connection with these awards.  After giving effect to the issuance or forfeiture of unit options and restricted units through June 30, 2009, a total of 4,161,046 additional units of TEPPCO could be issued under the TEPPCO 2006 LTIP.  The merger agreement governing the proposed merger of TEPPCO with a subsidiary of Enterprise Products Partners contains restrictions on the issuance of additional units under the 2006 LTIP.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TEPPCO unit options.  The following table presents unit option activity under the TEPPCO 2006 LTIP for the periods indicated:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Strike Price	Contractual
	of Units	(dollars/unit)	Term (in years)
Outstanding at December 31, 2008	355,000	$40.00
Granted (1)	329,000	$24.84
Forfeited	(109,500)	$34.38
Outstanding at June 30, 2009 (2)	574,500	$32.39	4.8

(1)   The total grant date fair value of these awards granted during 2009 was $1.3 million based on the following assumptions: (i) weighted-average expected life of the options of 4.8 years; (ii) weighted-average risk-free interest rate of 2.1%; (iii) weighted-average expected distribution yield on TEPPCO’s common units of 11.3%; (iv) estimated forfeiture rate of 17% and (v) weighted-average expected unit price volatility on TEPPCO’s common units of 59.3%.
(2)   No unit options were exercisable as of June 30, 2009.

At June 30, 2009, the estimated total unrecognized compensation cost related to nonvested option awards granted under the TEPPCO 2006 LTIP was $1.5 million.  TEPPCO expects to recognize its share of this cost over a weighted-average period of 3.5 years in accordance with the ASA.

TEPPCO restricted units. The following table summarizes information regarding TEPPCO’s restricted unit awards under the TEPPCO 2006 LTIP for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted units at December 31, 2008	157,300
Granted (2)	140,450	$23.93
Vested	(5,000)	$34.63
Forfeited	(32,350)	$32.29
Restricted units at June 30, 2009	260,400

(1)   Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. The weighted-average grant date fair value per unit for forfeited awards is determined before an allowance for forfeitures.
(2)   Aggregate grant fate fair value of restricted unit awards issued during 2009 was $3.4 million based on grant date market prices of TEPPCO’s common units ranging from $28.81 to $29.83 per unit and an estimated forfeiture rate of 17%.

The total fair value of TEPPCO’s restricted unit awards that vested during the six months ended June 30, 2009 was $0.1 million.  At June 30, 2009, the estimated total unrecognized compensation cost related to restricted unit awards granted under the TEPPCO 2006 LTIP was $6.2 million.  TEPPCO expects to recognize its share of this cost over a weighted-average period of 3.2 years in accordance with the ASA.

TEPPCO UARs and phantom units.  At June 30, 2009, there were a total of 95,654 UARs outstanding that had been granted to non-employee directors of TEPPCO GP and 297,134 UARs outstanding that were granted under the TEPPCO 2006 LTIP to certain employees of EPCO who work on behalf of TEPPCO.  These UAR awards are subject to five year cliff vesting.  If the non-employee director or employee resigns prior to vesting, their UAR awards are forfeited.

As of June 30, 2009 and December 31, 2008, there were a total of 1,647 phantom unit awards outstanding that had been granted under the TEPPCO 2006 LTIP to non-employee directors of TEPPCO GP.  Each phantom unit will be redeemed in cash the earlier of (i) April 2011 or (ii) when the director is no longer serving on the board of TEPPCO GP.

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

SFAS 133 (ASC 815), Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize derivative instruments at fair value as either assets or liabilities on the balance sheet.  While the standard requires that all derivatives be reported at fair value on the balance sheet, changes in fair value of the derivative instruments will be reported in different ways depending on the nature and effectiveness of the hedging activities to which they are related.  After meeting specified conditions, a qualified derivative may be specifically designated as a total or partial hedge of:

▪
Changes in the fair value of a recognized asset or liability, or an unrecognized firm commitment - In a fair value hedge, all gains and losses (of both the derivative instrument and the hedged item) are recognized in income during the period of change.

▪
Variable cash flows of a forecasted transaction - In a cash flow hedge, the effective portion of the hedge is reported in other comprehensive income (“OCI”) and is reclassified into earnings when the forecasted transaction affects earnings.

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

On January 1, 2009, we adopted the disclosure requirements of SFAS 161 (ASC 815), Disclosures About Derivative Financial Instruments and Hedging Activities.  SFAS 161 requires enhanced qualitative and quantitative disclosure requirements regarding derivative instruments.  This footnote reflects the new disclosure standard.

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our interest rate derivative instruments outstanding at June 30, 2009, all of which were designated as hedging instruments under SFAS 133:

	Number and Type of	Notional	Period of	Rate	Accounting
Hedged Transaction	Derivative Employed	Amount	Hedge	Swap	Treatment
Parent Company:
Variable-interest rate borrowings	2 floating-to-fixed swaps	$250.0	9/07 to 8/09	1.1% to 5.0%	Cash flow hedge
Variable-interest rate borrowings	2 floating-to-fixed swaps	$250.0	9/07 to 8/11	1.1% to 4.8%	Cash flow hedge
Enterprise Products Partners:
Senior Notes C	1 fixed-to-floating swap	$100.0	1/04 to 2/13	6.4% to 3.5%	Fair value hedge
Senior Notes G	3 fixed-to-floating swaps	$300.0	10/04 to 10/14	5.6% to 2.6%	Fair value hedge
Senior Notes P	6 fixed-to-floating swaps	$350.0	6/09 to 8/12	4.6% to 2.8%	Fair value hedge
Duncan Energy Partners:
Variable-interest rate borrowings	3 floating-to-fixed swaps	$175.0	9/07 to 9/10	0.6% to 4.6%	Cash flow hedge

At times, we may use treasury lock derivative instruments to hedge the underlying U.S. treasury rates related to forecasted issuances of debt.  As cash flow hedges, gains or losses on these instruments are recorded in other comprehensive income and amortized to earnings using the effective interest method over the estimated term of the underlying fixed-rate debt.  In March 2008, Enterprise Products Partners and TEPPCO terminated treasury locks having a combined notional amount of $950.0 million.  On April 1, 2008, Enterprise Products Partners terminated treasury locks having a notional amount of $250.0 million.  Enterprise Products Partners and TEPPCO recognized an aggregate loss of $43.9 million in OCI during the first quarter of 2008 related to these terminations.  There were no losses recognized during the second quarter in connection with such terminations.

In the first quarter of 2009, Enterprise Products Partners entered into two forward starting interest rate swaps to hedge the underlying benchmark interest payments related to the forecasted issuances of debt.

	Number and Type of	Notional	Period of	Average Rate	Accounting
Hedged Transaction	Derivative Employed	Amount	Hedge	Locked	Treatment
Enterprise Products Partners:
Future debt offering	1 forward starting swap	$50.0	6/10 to 6/20	3.3%	Cash flow hedge
Future debt offering	1 forward starting swap	$150.0	2/11 to 2/21	3.5%	Cash flow hedge

For information regarding consolidated fair value amounts and gains and losses on interest rate derivative instruments and related hedged items, see “Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items” within this Note 5.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commodity Derivative Instruments

The prices of natural gas, NGLs, crude oil and certain petrochemical products are subject to fluctuations in response to changes in supply, demand, general market uncertainty and a variety of additional factors that are beyond our control. In order to manage the price risk associated with such products, we enter into commodity derivative instruments such as forwards, basis swaps and futures contracts.  The following table summarizes our commodity derivative instruments outstanding at June 30, 2009:

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term (2)	Treatment
Derivatives designated as hedging instruments under SFAS 133:
Enterprise Products Partners:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (“PTR”) (3)	31.7 Bcf	n/a	Cash flow hedge
Forecasted NGL sales	2.2 MMBbls	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchases of natural gas liquids	0.1 MMBbls	n/a	Cash flow hedge
Natural gas liquids inventory management activities	n/a	0.1 MMBbls	Cash flow hedge
Forecasted sales of octane enhancement products	1.5 MMBbls	n/a	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities	7.4 Bcf	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products	2.3 MMBbls	n/a	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products	5.0 MMBbls	0.8 MMBbls	Cash flow hedge

Derivatives not designated as hedging instruments under SFAS 133:
Enterprise Products Partners:
Natural gas risk management activities (4) (5)	296.1 Bcf	10.4 Bcf	Mark-to-market
Duncan Energy Partners:
Natural gas risk management activities (5)	1.6 Bcf	n/a	Mark-to-market
TEPPCO:
Crude oil risk management activities (6)	4.5 MMBbls	n/a	Mark-to-market

(1)   Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2)   The maximum term for derivatives included in the long-term column is December 2012.
(3)   PTR represents the British thermal unit (“Btu”) equivalent of the NGLs extracted from natural gas by a processing plant, and includes the natural gas used as plant fuel to extract those liquids, plant flare and other shortages.  See the discussion below for the primary objective of this strategy.
(4)   Volume includes approximately 32.3 billion cubic feet (“Bcf”) of physical derivative instruments that are predominantly priced as an index plus a premium or minus a discount.
(5)   Reflects the use of derivative instruments to manage risks associated with natural gas transportation, processing and storage assets.
(6)   eflects the use of derivative instruments to manage risks associated with TEPPCO’s portfolio of crude oil storage assets.

The table above does not include additional hedges of forecasted NGL sales executed under contracts that have been designated as normal purchase and sale agreements under SFAS 133.   At June 30, 2009, the volume hedged under these contracts was 9.6 million barrels (“MMBbls”).

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

At June 30, 2009, this program had hedged future estimated gross margins (before plant operating expenses) of $269.8 million on 10.4 MMBbls of forecasted NGL forward sales transactions extending through 2009.

For information regarding consolidated fair value amounts and gains and losses on commodity derivative instruments and related hedged items, see “Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items” within this Note 5.

Foreign Currency Derivative Instruments

We are exposed to foreign currency exchange risk in connection with our NGL marketing activities in Canada.  As a result, we could be adversely affected by fluctuations in currency rates between the U.S. dollar and Canadian dollar. In order to manage this risk, we may enter into foreign exchange purchase contracts to lock in the exchange rate.  Prior to 2009, these derivative instruments were accounted for using mark-to-market accounting.  Beginning with the first quarter of 2009, these transactions are accounted for as cash flow hedges.

In addition, we were exposed to foreign currency exchange risk in connection with a term loan denominated in Japanese yen (see Note 11).  Enterprise Products Partners entered into this loan agreement in November 2008 and the loan matured in March 2009.  The derivative instrument used to hedge this risk was accounted for as a cash flow hedge and settled upon repayment of the loan.

We had one foreign currency derivative instrument with a notional amount of $1.7 million Canadian outstanding at June 30, 2009.  The fair market value of this instrument was an asset of $0.1 million at June 30, 2009.

For information regarding consolidated fair value amounts and gains and losses on foreign currency derivative instruments and related hedged items, see “Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items” within this Note 5.

Credit-Risk Related Contingent Features in Derivative Instruments

A limited number of our commodity derivative instruments include provisions related to credit ratings and/or adequate assurance clauses.  A credit rating provision provides for a counterparty to demand immediate full or partial payment to cover a net liability position upon the loss of a stipulated credit rating. An adequate assurance clause provides for a counterparty to demand immediate full or partial payment to cover a net liability position should reasonable grounds for insecurity arise with respect to contractual performance by either party.  At June 30, 2009, the aggregate fair value of our over-the-counter derivative instruments in a net liability position was $8.0 million, of which approximately $7.8 million was subject to a credit rating contingent feature.  If Enterprise Products Partners’ credit ratings were downgraded to Ba2/BB, approximately $2.8 million would be payable as a margin deposit to the counterparties and if Enterprise Products Partners’ credit ratings were downgraded to Ba3/BB- or below, approximately $7.8 million would be payable as a margin deposit to the counterparties.  The potential for derivatives with

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

contingent features to enter a net liability position may change in the future as positions and prices fluctuate.

Tabular Presentation of Fair Value Amounts, and Gains and Losses on
   Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments under SFAS 133
Interest rate derivatives	Derivative assets	$18.7	Derivative assets	$7.8	Derivative liabilities	$17.6	Derivative liabilities	$19.2
Interest rate derivatives	Other assets	32.3	Other assets	38.9	Other liabilities	14.9	Other liabilities	17.1
Total interest rate derivatives		51.0		46.7		32.5		36.3
Commodity derivatives	Derivative assets	101.8	Derivative assets	150.5	Derivative liabilities	228.3	Derivative liabilities	253.5
Commodity derivatives	Other assets	0.1	Other assets	--	Other liabilities	3.7	Other liabilities	0.2
Total commodity derivatives (1)		101.9		150.5		232.0		253.7
Foreign currency derivatives (2)	Derivative assets	0.1	Derivative assets	9.3	Derivative liabilities	--	Derivative liabilities	--
Total derivatives
designated as hedging
instruments		$153.0		$206.5		$264.5		$290.0

Derivatives not designated as hedging instruments under SFAS 133
Commodity derivatives	Derivative assets	$111.5	Derivative assets	$50.9	Derivative liabilities	$105.7	Derivative liabilities	$43.4
Commodity derivatives	Other assets	0.2	Other assets	--	Other liabilities	0.1	Other liabilities	--
Total commodity derivatives		111.7		50.9		105.8		43.4
Foreign currency derivatives	Derivative assets	--	Derivative assets	--	Derivative liabilities	--	Derivative liabilities	0.1
Total derivatives not
designated as hedging
instruments		$111.7		$50.9		$105.8		$43.5

(1)   Represent commodity derivative transactions that either have not settled or have settled and not been invoiced. Settled and invoiced transactions are reflected in either accounts receivable or accounts payable depending on the outcome of the transaction.
(2)   Relates to the hedging of our exposure to fluctuations in the foreign currency exchange rate related to Enterprise Products Partners’ Canadian NGL marketing subsidiary.

The following tables present the effect of our derivative instruments designated as fair value hedges under SFAS 133 on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in SFAS 133
Fair Value		Loss Recognized in
Hedging Relationships	Location	Income on Derivative
		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
		2009	2008	2009	2008
Interest rate derivatives	Interest expense	$(14.9)	$(32.5)	$(16.2)	$(5.9)
Commodity derivatives	Revenue	(1.0)	--	(1.1)	--
Total		$(15.9)	$(32.5)	$(17.3)	$(5.9)

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives in SFAS 133
Fair Value		Gain Recognized in
Hedging Relationships	Location	Income on Hedged Item
		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
		2009	2008	2009	2008
Interest rate derivatives	Interest expense	$14.3	$32.5	$15.6	$5.9
Commodity derivatives	Revenue	1.0	--	1.1	--
Total		$15.3	$32.5	$16.7	$5.9

The following tables present the effect of our derivative instruments designated as cash flow hedges under SFAS 133 on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in SFAS 133
Cash Flow	Change in Value Recognized in OCI on
Hedging Relationships	Derivative (Effective Portion)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest rate derivatives	$15.5	$14.7	$14.3	$(48.6)
Commodity derivatives – Revenue	75.8	(35.1)	65.8	(32.1)
Commodity derivatives – Operating expense	(152.4)	45.5	(204.4)	124.8
Foreign currency derivatives	0.1	(0.1)	(10.5)	(1.3)
Total	$(61.0)	$25.0	$(134.8)	$42.8

Derivatives in SFAS 133
Cash Flow		Amount of Gain/(Loss) Reclassified from AOCI
Hedging Relationships	Location	to Income (Effective Portion)
		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
		2009	2008	2009	2008
Interest rate derivatives	Interest expense	$(7.2)	$(1.8)	$(13.6)	$(0.5)
Commodity derivatives	Revenue	4.4	(12.8)	19.7	(25.3)
Commodity derivatives	Operating costs and expenses	(70.7)	20.0	(118.2)	18.7
Total		$(73.5)	$5.4	$(112.1)	$(7.1)

Derivatives in SFAS 133
Cash Flow		Amount of Gain/(Loss) Reclassified in Income
Hedging Relationships	Location	on Ineffective Portion of Derivative
		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
		2009	2008	2009	2008
Interest rate derivatives	Interest expense	$(0.3)	$--	$(0.3)	$(2.8)
Commodity derivatives	Revenue	(0.7)	(0.5)	(0.7)	--
Commodity derivatives	Operating costs and expenses	(0.1)	0.5	(1.3)	2.8
Total		$(1.1)	$--	$(2.3)	$--

Over the next twelve months, we expect to reclassify $20.1 million of accumulated other comprehensive loss (“AOCI”) attributable to interest rate derivative instruments to earnings as an increase to interest expense. Likewise, we expect to reclassify $150.2 million of AOCI attributable to commodity derivative instruments to earnings, $120.6 million as an increase in operating costs and expenses and $29.6 million as a reduction in revenues.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of our derivative instruments not designated as hedging instruments under SFAS 133 on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not
Designated as SFAS 133		Gain/(Loss) Recognized in
Hedging Instruments	Location	Income on Derivative
		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
		2009	2008	2009	2008
Commodity derivatives (1)	Revenue	$7.0	$(4.2)	$32.5	$(2.6)
Commodity derivatives	Operating costs and expenses	--	(5.3)	--	(9.0)
Foreign currency derivatives	Other expense	--	--	(0.1)	--
Total		$7.0	$(9.5)	$32.4	$(11.6)

(1) Amounts for the three and six months ended June 30, 2009 include $2.7 million and $2.9 million of gains on derivatives that were excluded from fair value hedging relationships, respectively.

SFAS 157 - Fair Value Measurements

SFAS 157 (ASC 820) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date.  Our fair value estimates are based on either (i) actual market data or (ii) assumptions that other market participants would use in pricing an asset or liability, including estimates of risk. Recognized valuation techniques employ inputs such as product prices, operating costs, discount factors and business growth rates.   These inputs may be either readily observable, corroborated by market data or generally unobservable.  In developing our estimates of fair value, we endeavor to utilize the best information available and apply market-based data to the extent possible.  Accordingly, we utilize valuation techniques (such as the market approach) that maximize the use of observable inputs and minimize the use of unobservable inputs.

SFAS 157 established a three-tier hierarchy that classifies fair value amounts recognized or disclosed in the financial statements based on the observability of inputs used to estimate such fair values.  The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3). At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.  The characteristics of fair value amounts classified within each level of the SFAS 157 hierarchy are described as follows:

▪
Level 1 fair values are based on quoted prices, which are available in active markets for identical assets or liabilities as of the measurement date.  Active markets are defined as those in which transactions for identical assets or liabilities occur with sufficient frequency so as to provide pricing information on an ongoing basis (e.g., the NYMEX).  Our Level 1 fair values primarily consist of financial assets and liabilities such as exchange-traded commodity financial instruments.

▪
Level 2 fair values are based on pricing inputs other than quoted prices in active markets (as reflected in Level 1 fair values) and are either directly or indirectly observable as of the measurement date.  Level 2 fair values include instruments that are valued using financial models or other appropriate valuation methodologies.  Such financial models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, the time value of money, volatility factors, current market and contractual prices for the underlying instruments and other relevant economic measures.  Substantially all of these assumptions are (i) observable in the marketplace throughout the full term of the instrument, (ii) can be derived from observable data or (iii) are validated by inputs other than quoted prices (e.g., interest rate and yield curves at commonly quoted intervals).  Our Level 2 fair values primarily consist of commodity financial instruments such as forwards, swaps and other instruments transacted on an exchange or over the counter.  The fair values of these derivatives are based on

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

observable price quotes for similar products and locations.  Our interest rate derivatives are valued by using appropriate financial models with the implied forward LIBOR yield curve for the same period as the future interest swap settlements.

▪
Level 3 fair values are based on unobservable inputs.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Unobservable inputs reflect the reporting entity’s own ideas about the assumptions that market participants would use in pricing an asset or liability (including assumptions about risk).  Unobservable inputs are based on the best information available in the circumstances, which might include the reporting entity’s internally developed data.  The reporting entity must not ignore information about market participant assumptions that is reasonably available without undue cost and effort.  Level 3 inputs are typically used in connection with internally developed valuation methodologies where management makes its best estimate of an instrument’s fair value.  Our Level 3 fair values largely consist of ethane and normal butane-based contracts with a range of two to twelve months in term.  We rely on broker quotes for these products due to the forward markets for these products being less liquid.

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities measured on a recurring basis at June 30, 2009.  These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value assets and liabilities, in addition to their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
Financial assets:
Interest rate derivative instruments	$--	$51.0	$--	$51.0
Commodity derivative instruments	12.7	181.8	19.1	213.6
Foreign currency derivative instruments	--	0.1	--	0.1
Total	$12.7	$232.9	$19.1	$264.7

Financial liabilities:
Interest rate derivative instruments	$--	$32.5	$--	$32.5
Commodity derivative instruments	58.2	271.3	8.3	337.8
Total	$58.2	$303.8	$8.3	$370.3

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a reconciliation of changes in the fair value of our Level 3 financial assets and liabilities for the periods indicated:

	For the Six Months
	Ended June 30,
	2009	2008
Balance, January 1	$32.4	$(5.1)
Total gains (losses) included in:
Net income (1)	12.9	(1.8)
Other comprehensive income	1.5	2.4
Purchases, issuances, settlements	(12.3)	1.9
Balance, March 31	34.5	(2.6)
Total gains (losses) included in:
Net income (1)	7.7	0.3
Other comprehensive income	(23.1)	(2.4)
Purchases, issuances, settlements	(8.1)	--
Transfer in/out of Level 3	(0.2)	--
Balance, June 30	$10.8	$(4.7)

(1)   There were $0.1 million of unrealized gains and $0.2 million of unrealized losses included in this amount for the three and six months ended June 30, 2009, respectively. There were unrealized gains of $0.4 million included in this amount for the three and six months ended June 30, 2008.

We adopted the provisions of SFAS 157 that apply to nonfinancial assets and liabilities on January 1, 2009.  Our adoption of this guidance had no impact on our financial position, results of operations or cash flows.  Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  Using appropriate valuation techniques, TEPPCO adjusted the carrying value of a river terminal to $3.0 million and recorded a non-cash impairment charge of $2.3 million, which is included in operating costs and expenses for the three and six months ended June 30, 2009.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Inventories

Our inventory amounts by business segment were as follows at the dates indicated:

	June 30,	December 31,
	2009	2008
Investment in Enterprise Products Partners:
Working inventory (1)	$438.8	$200.4
Forward sales inventory (2)	527.0	162.4
Subtotal	965.8	362.8
Investment in TEPPCO:
Working inventory (3)	27.8	13.6
Forward sales inventory (4)	57.8	30.7
Subtotal	85.6	44.3
Eliminations	(1.3)	(2.1)
Total inventory	$1,050.1	$405.0

(1)   Working inventory is comprised of inventories of natural gas, NGLs and certain petrochemical products that are either available-for-sale or used in providing services.
(2)   Forward sales inventory consists of identified NGL and natural gas volumes dedicated to the fulfillment of forward sales contracts. As a result of energy market conditions, Enterprise Products Partners significantly increased its physical inventory purchases and related forward physical sales commitments during 2009. Of the $527.0 million in forward sales inventory at June 30, 2009, approximately $432.0 million relates to forward sales NGL volumes. In general, the significant increase in volumes dedicated to forward physical sales contracts improves the overall utilization and profitability of Enterprise Products Partners’ fee-based assets. The cash invested in forward sales NGL inventories is expected to be recovered within the next twelve months, with approximately $163.4 million realized by December 31, 2009.
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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our cost of sales amounts are a component of “Operating costs and expenses” as presented in our Unaudited Condensed Statements of Consolidated Operations.   Due to fluctuating commodity prices, we recognize lower of average cost or market (“LCM”) adjustments when the carrying value of available-for-sale inventories exceeds their net realizable value.  These non-cash charges are a component of cost of sales in the period they are recognized.  To the extent our commodity hedging strategies address inventory-related risks and are successful, these inventory valuation adjustments are mitigated or offset.  See Note 5 for a description of our commodity hedging activities.  The following table presents cost of sales amounts by business segment for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Investment in Enterprise Products Partners (1)	$2,696.6	$5,512.6	$5,326.8	$10,414.3
Investment in TEPPCO (2)	1,770.4	3,986.3	3,008.5	6,603.2
Eliminations	(46.1)	(38.9)	(96.5)	(81.2)
Total cost of sales (3)	$4,420.9	$9,460.0	$8,238.8	$16,936.3

(1)   Includes LCM adjustments of $0.3 million and $0.7 million recognized during the three months ended June 30, 2009 and 2008, respectively. In addition, LCM adjustments of $6.0 million and $4.8 million were recognized during the six months ended June 30, 2009 and 2008, respectively.
(2)   Includes LCM adjustments of $1.1 million and $0.1 million recognized during the three months ended June 30, 2009 and 2008, respectively. In addition, LCM adjustments of $2.1 million and $0.1 million were recognized during the six months ended June 30, 2009 and 2008, respectively.
(3)   The decrease in cost of sales period-to-period is primarily due to lower energy commodity prices associated with Enterprise Products Partners’ and TEPPCO’s marketing activities.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Property, Plant and Equipment

Our property, plant and equipment amounts by business segment were as follows at the dates indicated:

	Estimated
	Useful Life	June 30,	December 31,
	In Years	2009	2008
Investment in Enterprise Products Partners:
Plants, pipelines, buildings and related assets (1)	3-45 (5)	$13,852.4	$12,284.9
Storage facilities (2)	5-35 (6)	930.8	900.7
Offshore platforms and related facilities (3)	20-31	637.5	634.8
Transportation equipment (4)	3-10	39.3	38.8
Land		59.0	54.6
Construction in progress		669.8	1,695.3
Total historical cost		16,188.8	15,609.1
Less accumulated depreciation		2,618.0	2,375.0
Total carrying value, net		13,570.8	13,234.1
Investment in TEPPCO:
Plants, pipelines, buildings and related assets (1)	5-40 (5)	3,024.7	2,972.5
Storage facilities (2)	5-40 (6)	322.2	303.2
Transportation equipment (4)	5-10	13.9	12.1
Marine vessels	20-30	508.6	453.0
Land		200.6	199.9
Construction in progress		408.2	319.4
Total historical cost		4,478.2	4,260.1
Less accumulated depreciation		838.7	770.8
Total carrying value, net		3,639.5	3,489.3
Total property, plant and equipment, net		$17,210.3	$16,723.4

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our depreciation expense and capitalized interest amounts by business segment for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Investment in Enterprise Products Partners:
Depreciation expense (1)	$130.1	$113.9	$255.2	$223.7
Capitalized interest (2)	5.6	17.6	17.7	35.7
Investment in TEPPCO:
Depreciation expense (1)	$39.2	$31.5	$72.6	$59.6
Capitalized interest (2)	5.1	5.5	10.4	9.8

(1)   Depreciation expense is a component of costs and expenses as presented in our Unaudited Condensed Statements of Consolidated Operations.
(2)   Capitalized interest increases the carrying value of the associated asset and reduces interest expense during the period it is recorded.

During the three months and six months ended June 30, 2009, we recorded a non-cash impairment charge of $2.3 million, which is included in operating costs and expenses, related to the idling of a river terminal in our investment in TEPPCO segment.

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of certain tangible long-lived assets that result from acquisitions, construction, development and/or normal operations, or a combination of these factors.  The following table summarizes amounts recognized in connection with AROs since December 31, 2008:

	Investment in
	Enterprise
	Products	Investment in
	Partners	TEPPCO	Total
ARO liability balance, December 31, 2008	$37.7	$4.5	$42.2
Liabilities incurred	0.4	--	0.4
Liabilities settled	(11.1)	(1.0)	(12.1)
Accretion expense	1.1	0.1	1.2
Revisions in estimated cash flows	21.3	--	21.3
ARO liability balance, June 30, 2009	$49.4	$3.6	$53.0

The increase in our ARO liability balance during 2009 primarily reflects revised estimates of the cost to comply with regulatory abandonment obligations associated with Enterprise Products Partners’ facilities offshore in the Gulf of Mexico.  Enterprise Products Partners incurred $11.1 million of costs through June 30, 2009 as a result of ARO settlement activities associated with certain pipeline laterals and a platform located in the Gulf of Mexico.

Our consolidated property, plant and equipment at June 30, 2009 and December 31, 2008 includes $25.5 million and $11.7 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.  Based on information currently available, we estimate that accretion expense will approximate $1.8 million for the last six months of 2009, $3.6 million for each of 2010 and 2011, $3.9 million for 2012 and $4.2 million for 2013.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Investments in Unconsolidated Affiliates

We own interests in a number of related businesses that are accounted for using the equity method of accounting.  The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated:

	Ownership
	Percentage at
	June 30,	June 30,	December 31,
	2009	2009	2008
Investment in Enterprise Products Partners:
Venice Energy Service Company, L.L.C. (“VESCO”)	13.1%	$31.6	$37.7
K/D/S Promix, L.L.C. (“Promix”)	50%	47.8	46.4
Baton Rouge Fractionators LLC	32.2%	23.3	24.2
White River Hub, LLC	50%	27.2	21.4
Skelly-Belvieu Pipeline Company, L.L.C.	49%	37.0	36.0
Evangeline (1)	49.5%	5.0	4.5
Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”)	36%	59.8	60.2
Cameron Highway Oil Pipeline Company	50%	246.7	250.8
Deepwater Gateway, L.L.C.	50%	102.9	104.8
Neptune Pipeline Company, L.L.C.	25.7%	54.5	52.7
Nemo Gathering Company, LLC	33.9%	--	0.4
Baton Rouge Propylene Concentrator LLC	30%	11.7	12.6
La Porte (2)	50%	3.5	3.9
Total investment in Enterprise Products Partners		651.0	655.6
Investment in TEPPCO:
Seaway Crude Pipeline Company (“Seaway”)	50%	182.9	186.2
Centennial Pipeline LLC (“Centennial”)	50%	66.4	69.7
Other	25%	0.4	0.3
Total investment in TEPPCO		249.7	256.2
Investment in Energy Transfer Equity:
Energy Transfer Equity	17.5%	1,540.1	1,587.1
LE GP	40.6%	12.4	11.8
Total investment in Energy Transfer Equity		1,552.5	1,598.9
Total consolidated		$2,453.2	$2,510.7

(1)   Refers to ownership interests in Evangeline Gas Pipeline Company, L.P. and Evangeline Gas Corp., collectively.
(2)   Refers to ownership interests in La Porte Pipeline Company, L.P. and La Porte GP, LLC, collectively.

On occasion, the price we pay to acquire a noncontrolling ownership interest in a company exceeds the underlying book value of the net assets we acquire.  Such excess cost amounts are included within the carrying values of our investments in unconsolidated affiliates.  That portion of excess cost attributable to fixed assets or amortizable intangible assets is amortized over the estimated useful life of the underlying asset(s) as a reduction in equity earnings from the entity.  That portion of excess cost attributable to goodwill or indefinite life intangible assets is not subject to amortization.  Equity method investments, including their associated excess cost amounts, are evaluated for impairment whenever events or changes in circumstances indicate that there is a loss in value of the investment which is other than temporary.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our excess cost information by business segment at the dates indicated:

	Investment in		Investment in
	Enterprise		Energy
	Products	Investment in	Transfer
	Partners	TEPPCO	Equity	Total
Initial excess cost amounts attributable to:
Fixed Assets	$64.4	$30.3	$576.6	$671.3
Goodwill	--	--	335.8	335.8
Intangibles – finite life	--	30.0	244.7	274.7
Intangibles – indefinite life	--	--	513.5	513.5
Total	$64.4	$60.3	$1,670.6	$1,795.3

Excess cost amounts, net of amortization at:
June 30, 2009	$46.1	$26.0	$1,591.3	$1,663.4
December 31, 2008	$47.2	$28.3	$1,609.6	$1,685.1

Amortization of excess cost amounts are recorded as a reduction in equity earnings.  The following table summarizes our excess cost amortization by business segment for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Investment in Enterprise Products Partners	$0.6	$0.4	$1.1	$0.9
Investment in TEPPCO	0.9	1.3	2.3	2.4
Investment in Energy Transfer Equity	9.1	6.0	18.3	16.0
Total excess cost amortization (1)	$10.6	$7.7	$21.7	$19.3

(1) We expect that our excess cost amortization will be $22.2 million for the remainder of 2009.

The following table summarizes our equity in income (loss) of unconsolidated affiliates, aggregated by business segment, for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Investment in Enterprise Products Partners	$10.9	$13.4	$18.2	$22.3
Investment in TEPPCO	(1.3)	0.6	(1.2)	(0.5)
Investment in Energy Transfer Equity	9.1	15.1	26.6	27.1
Total equity in income	$18.7	$29.1	$43.6	$48.9

We monitor the underlying business fundamentals of our investments in unconsolidated affiliates and test such investments for impairment when impairment indicators are present.  As a result of our reviews for the second quarter of 2009, no impairment charges were required.  We have the intent and ability to hold our equity method investments, which are integral to our operations.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized Financial Information of Unconsolidated Affiliates

The following tables present unaudited income statement data for our current unconsolidated affiliates, aggregated by business segment, for the periods indicated (on a 100% basis):

	Summarized Income Statement Information for the Three Months Ended
	June 30, 2009			June 30, 2008
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income
Investment in Enterprise Products Partners	$129.3	$26.0	$25.6	$245.4	$34.5	$29.9
Investment in TEPPCO	29.5	7.2	4.7	37.8	16.6	13.9
Investment in Energy Transfer Equity (1)	1,151.7	215.0	104.4	2,653.4	222.0	120.4
(1) Net income for Energy Transfer Equity represents net income attributable to the partners of Energy Transfer Equity.

	Summarized Income Statement Information for the Six Months Ended
	June 30, 2009			June 30, 2008
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income
Investment in Enterprise Products Partners	$257.3	$35.5	$96.3	$422.0	$63.9	$57.1
Investment in TEPPCO	58.9	18.1	12.9	68.0	27.8	22.4
Investment in Energy Transfer Equity (1)	2,781.7	571.1	255.9	5,292.6	589.9	247.1
(1) Net income for Energy Transfer Equity represents net income attributable to the partners of Energy Transfer Equity.

Note 9. Business Combinations

In May 2009, Enterprise Products Partners acquired certain rail and truck terminal facilities located in Mont Belvieu, Texas from Martin Midstream Partners L.P (“Martin”).  Cash consideration paid for this business combination was $23.7 million, all of which was recorded as additions to property, plant and equipment.  Enterprise Products Partners used its revolving credit facility to finance this acquisition.

In June 2009, TEPPCO expanded their marine transportation business with the acquisition of 19 tow boats and 28 tank barges from TransMontaigne Product Services Inc. (“TransMontaigne”) for $50.0 million in cash.  The acquired vessels provide marine vessel fueling services for cruise liners and cargo ships, referred to as bunkering, and other ship-assist services and transport fuel oil for electric generation plants.  The newly acquired assets are generally supported by contracts that have a three to five year term and are based primarily in Miami, Florida, with additional assets located in Mobile, Alabama, and Houston, Texas.  TEPPCO used its revolving credit facility to finance this acquisition.  The cost of the acquisition has been recorded as property, plant and equipment based on estimated fair values.

The results of operations of these acquisitions are included in our consolidated financial statements beginning at the date of acquisition.  These acquisitions are accounted for as business combinations using the acquisition method of accounting in accordance with SFAS 141(R) (ASC 805), Business Combinations.  Under SFAS 141(R), all of the assets acquired in these transactions are recognized at their acquisition-date fair values, while transaction costs associated with these transactions are expensed as incurred.  Such fair values have been developed using recognized business valuation techniques.

On a pro forma consolidated basis, our revenues, costs and expenses, operating income, net income and earnings per unit amounts would not have differed materially from those we actually reported for the three and six months ended June 30, 2009 and 2008 due to immaterial nature of our 2009 business combination transactions.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following tables summarize our intangible assets by business segment at the dates indicated:

	June 30, 2009			December 31, 2008
	Gross	Accum.	Carrying	Gross	Accum.	Carrying
	Value	Amort.	Value	Value	Amort.	Value
Investment in Enterprise Products Partners
Customer relationship intangibles	$858.3	$(300.6)	$557.7	$858.3	$(272.9)	$585.4
Contract-based intangibles	409.6	(169.8)	239.8	409.3	(156.6)	252.7
Subtotal	1,267.9	(470.4)	797.5	1,267.6	(429.5)	838.1
Investment in TEPPCO
Incentive distribution rights	606.9	--	606.9	606.9	--	606.9
Customer relationship intangibles	52.4	(5.3)	47.1	52.4	(3.5)	48.9
Gas gathering agreements	462.5	(227.0)	235.5	462.5	(212.7)	249.8
Other contract-based intangibles	75.9	(33.1)	42.8	74.5	(29.2)	45.3
Subtotal	1,197.7	(265.4)	932.3	1,196.3	(245.4)	950.9
Total	$2,465.6	$(735.8)	$1,729.8	$2,463.9	$(674.9)	$1,789.0

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Investment in Enterprise Products Partners	$19.6	$22.2	$40.8	$45.0
Investment in TEPPCO	10.2	11.3	20.1	21.1
Total	$29.8	$33.5	$60.9	$66.1

Based on information currently available, we estimate that amortization expense will approximate $60.2 million for the last six months of 2009, $115.6 million for 2010, $107.8 million for 2011, $92.7 million for 2012 and $85.0 million for 2013.

Goodwill

The following table summarizes our goodwill amounts by business segment at the dates indicated:

	June 30,	December 31,
	2009	2008
Investment in Enterprise Products Partners	$706.9	$706.9
Investment in TEPPCO	307.0	307.0
Total	$1,013.9	$1,013.9

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Debt Obligations

The following table summarizes the significant components of our consolidated debt obligations at the dates indicated:

	June 30,	December 31,
	2009	2008
Principal amount of debt obligations of the Parent Company	$1,068.5	$1,077.0
Principal amount of debt obligations of Enterprise Products Partners:
Senior debt obligations	8,131.5	7,813.4
Subordinated debt obligations	1,232.7	1,232.7
Total principal amount of debt obligations of Enterprise Products Partners	9,364.2	9,046.1
Principal amount of debt obligations of TEPPCO:
Senior debt obligations	2,423.3	2,216.7
Subordinated debt obligations	300.0	300.0
Total principal amount of debt obligations of TEPPCO	2,723.3	2,516.7
Total principal amount of consolidated debt obligations	13,156.0	12,639.8
Other, non-principal amounts:
Changes in fair value of debt-related derivative instruments	34.1	51.9
Unamortized discounts, net of premiums	(12.3)	(12.6)
Unamortized deferred gains related to terminated interest rate swaps	30.2	35.8
Total other, non-principal amounts	52.0	75.1
Total consolidated debt obligations	13,208.0	12,714.9
Less current maturities of Enterprise Products Partners’ long-term debt	(181.4)	--
Total long-term debt obligations	$13,026.6	$12,714.9

Debt Obligations of the Parent Company

The Parent Company consolidates the debt obligations of both Enterprise Products Partners and TEPPCO; however, the Parent Company does not have the obligation to make interest or debt payments with respect to the consolidated debt obligations of either Enterprise Product Partners or TEPPCO.

There have been no significant changes in the terms of the Parent Company’s debt obligations since those reported in our Recast Form 8-K.  The following table summarizes the debt obligations of the Parent Company at the dates indicated:

	June 30,	December 31,
	2009	2008
EPE Revolver, variable rate, due September 2012	$102.0	$102.0
$125.0 million Term Loan A, variable rate, due September 2012	125.0	125.0
$850.0 million Term Loan B, variable rate, due November 2014 (1)	841.5	850.0
Total debt obligations of the Parent Company	$1,068.5	$1,077.0

(1)   In accordance with SFAS 6 (ASC 470), Classification of Short-Term Obligations Expected to be Refinanced, long-term and current maturities of debt reflect the classification of such obligations at June 30, 2009.  With respect to the $8.5 million due under Term Loan B in 2009, the Parent Company has the ability to use available credit capacity under its revolving credit facility to fund repayment of this amount.

During September 2008, Lehman Commercial Paper Inc. (“Lehman”), which had a 9.2% participation in the EPE Revolver, stopped funding its commitment following the bankruptcy filing of its parent entity.  Excluding the remaining Lehman commitment of $9.0 million, the Parent Company had $89.0 million of availability under the EPE Revolver at June 30, 2009.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Debt Obligations of Enterprise Products Partners

The following table summarizes the principal amount of consolidated debt obligations of Enterprise Products Partners at the dates indicated:

	June 30,	December 31,
	2009	2008
Senior debt obligations of Enterprise Products Partners:
EPO Revolver, variable rate, due November 2012	$853.2	$800.0
EPO Senior Notes B, 7.50% fixed-rate, due February 2011	450.0	450.0
EPO Senior Notes C, 6.375% fixed-rate, due February 2013	350.0	350.0
EPO Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
EPO Senior Notes F, 4.625% fixed-rate, due October 2009 (1)	500.0	500.0
EPO Senior Notes G, 5.60% fixed-rate, due October 2014	650.0	650.0
EPO Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
EPO Senior Notes I, 5.00% fixed-rate, due March 2015	250.0	250.0
EPO Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
EPO Senior Notes K, 4.950% fixed-rate, due June 2010 (1)	500.0	500.0
EPO Senior Notes L, 6.30%, fixed-rate, due September 2017	800.0	800.0
EPO Senior Notes M, 5.65%, fixed-rate, due April 2013	400.0	400.0
EPO Senior Notes N, 6.50%, fixed-rate, due January 2019	700.0	700.0
EPO Senior Notes O, 9.75% fixed-rate, due January 2014	500.0	500.0
EPO Senior Notes P, 4.60% fixed-rate, due August 2012	500.0	--
EPO Yen Term Loan, 4.93% fixed-rate, due March 2009 (2)	--	217.6
Petal GO Zone Bonds, variable rate, due August 2037	57.5	57.5
Pascagoula MBFC Loan, 8.70% fixed-rate, due March 2010 (1)	54.0	54.0
Duncan Energy Partners’ Revolver, variable rate, due February 2011	184.5	202.0
Duncan Energy Partners’ Term Loan, variable rate, due December 2011	282.3	282.3
Total senior debt obligations of Enterprise Products Partners	8,131.5	7,813.4
Subordinated debt obligations of Enterprise Products Partners:
EPO Junior Notes A, fixed/variable rates, due August 2066	550.0	550.0
EPO Junior Notes B, fixed/variable rates, due January 2068	682.7	682.7
Total subordinated debt obligations of Enterprise Products Partners	1,232.7	1,232.7
Total principal amount of debt obligations of Enterprise Products Partners	$9,364.2	$9,046.1

Letters of credit outstanding	$111.7	$1.0

(1)   In accordance with SFAS 6, long-term and current maturities of debt reflect the classification of such obligations at June 30, 2009 after taking into consideration EPO’s ability to use available borrowing capacity under its Revolver.
(2)   The EPO Yen Term Loan matured on March 30, 2009.

Enterprise Products Partners L.P. acts as guarantor of the consolidated debt obligations of EPO with the exception of Duncan Energy Partners’ Revolver and Term Loan.  If EPO were to default on any of its guaranteed debt, Enterprise Products Partners L.P. would be responsible for full repayment of that obligation.  EPO’s debt obligations are non-recourse to the Parent Company and EPGP.

Apart from that discussed below, there have been no significant changes in the terms of Enterprise Products Partners’ debt obligations since those reported in our Recast Form 8-K.

EPO Senior Notes P.  In June 2009, EPO sold $500.0 million in principal amount of 3-year senior unsecured notes (“EPO Senior Notes P”).  EPO Senior Notes P were issued at 99.95% of their principal amount, have a fixed interest rate of 4.60% and mature in August 2012.  Net proceeds from the issuance of EPO Senior Notes P were used (i) to repay amounts borrowed under the EPO $200 Million Term Loan, (ii) to temporarily reduce borrowings outstanding under the EPO Revolver and (iii) for general partnership purposes.

EPO Senior Notes P rank equal with EPO’s existing and future unsecured and unsubordinated indebtedness.  They are senior to any existing and future subordinated indebtedness of EPO.  EPO Senior Notes P are subject to make-whole redemption rights and were issued under indentures containing certain

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

covenants, which generally restrict EPO’s ability, with certain exceptions, to incur debt secured by liens and engage in sale and leaseback transactions.

EPO $200.0 Million Term Loan.  In April 2009, EPO entered into a $200.0 Million Term Loan, which was subsequently repaid and terminated in June 2009 using funds from the issuance of EPO Senior Notes P.

364-Day Revolving Credit Facility.  In November 2008, EPO executed a standby 364-Day Revolving Credit Agreement (the “364-Day Facility”) that had a borrowing capacity of $375.0 million.  The 364-Day Facility was terminated in June 2009 under its terms as a result of the issuance of EPO Senior Notes P.  No amounts were borrowed under this standby facility through its termination date.

Dixie Revolving Credit Facility. The Dixie Revolver was terminated in January 2009.  As of December 31, 2008, there were no debt obligations outstanding under this facility.

Letters of credit.  At June 30, 2009, EPO had outstanding a $60.0 million letter of credit relating to its commodity derivative instruments and a $50.7 million letter of credit related to its Petal GO Zone Bonds.  These letter of credit facilities do not reduce the amount available for borrowing under EPO’s credit facilities.  In addition, Duncan Energy Partners had an outstanding letter of credit in the amount of $1.0 million at June 30, 2009, which reduces the amount available for borrowing under Duncan Energy Partners’ credit facility.

   Consolidated Debt Obligations of TEPPCO

The following table summarizes the principal amount of consolidated debt obligations of TEPPCO at the dates indicated:

	June 30,	December 31,
	2009	2008
Senior debt obligations of TEPPCO:
TEPPCO Revolver, variable rate, due December 2012	$723.3	$516.7
TEPPCO Senior Notes, 7.625% fixed-rate, due February 2012	500.0	500.0
TEPPCO Senior Notes, 6.125% fixed-rate, due February 2013	200.0	200.0
TEPPCO Senior Notes, 5.90% fixed-rate, due April 2013	250.0	250.0
TEPPCO Senior Notes, 6.65% fixed-rate, due April 2018	350.0	350.0
TEPPCO Senior Notes, 7.55% fixed-rate, due April 2038	400.0	400.0
Total senior debt obligations of TEPPCO	2,423.3	2,216.7
Subordinated debt obligations of TEPPCO:
TEPPCO Junior Subordinated Notes, fixed/variable rates, due June 2067	300.0	300.0
Total principal amount of debt obligations of TEPPCO	$2,723.3	$2,516.7

There have been no significant changes in the terms of TEPPCO’s debt obligations since those reported in our Recast Form 8-K.

Covenants

We were in compliance with the covenants of our consolidated debt agreements at June 30, 2009.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information Regarding Variable Interest Rates Paid

The following table presents the weighted-average interest rates paid on our consolidated variable rate debt obligations during the six months ended June 30, 2009:

Weighted-Average
Interest Rate
Paid
EPE Revolver	1.89%
EPE Term Loan A	1.87%
EPE Term Loan B	3.30%
EPO Revolver	1.03%
Petal GO Zone Bonds	0.91%
Duncan Energy Partners’ Revolver	1.89%
Duncan Energy Partners’ Term Loan	1.31%
TEPPCO Revolver	0.92%

Consolidated Debt Maturity Table

The following table presents the contractual scheduled maturities of principal amounts of our consolidated debt obligations for the next five years and in total thereafter:

2009 (1)	$508.5
2010 (1)	562.5
2011	925.3
2012	2,829.0
2013	1,208.5
Thereafter	7,122.2
Total scheduled principal payments	$13,156.0

(1)   Long-term and current maturities of debt, as presented on our Unaudited Condensed Consolidated Balance Sheet at June 30, 2009, reflect the classification of such obligations after taking into consideration the Parent Company and EPO’s ability to use available borrowing capacity under the EPE Revolver and EPO Revolver, respectively.

Debt Obligations of Unconsolidated Affiliates

Enterprise Products Partners has two unconsolidated affiliates with long-term debt obligations and TEPPCO has one unconsolidated affiliate with long-term debt obligations.  The following table shows (i) the ownership interest in each entity at June 30, 2009, (ii) total debt of each unconsolidated affiliate at June 30, 2009 (on a 100% basis to the unconsolidated affiliate) and (iii) the corresponding scheduled maturities of such debt:

			Scheduled Maturities of Debt
	Ownership							After
	Interest	Total	2009	2010	2011	2012	2013	2013
Poseidon (1)	36%	$90.0	$--	$--	$90.0	$--	$--	$--
Evangeline (1)	49.5%	15.7	5.0	3.2	7.5	--	--	--
Centennial (2)	50%	124.8	4.8	9.1	9.0	8.9	8.6	84.4
Total		$230.5	$9.8	$12.3	$106.5	$8.9	$8.6	$84.4

(1) Denotes an unconsolidated affiliate of Enterprise Products Partners. (2) Denotes an unconsolidated affiliate of TEPPCO.

The credit agreements of these unconsolidated affiliates contain various affirmative and negative covenants, including financial covenants.  These businesses were in compliance with such covenants at June 30, 2009.  The credit agreements of these unconsolidated affiliates also restrict their ability to pay cash

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

dividends or distributions if a default or an event of default (as defined in each credit agreement) has occurred and is continuing at the time such dividend or distribution is scheduled to be paid.

There have been no significant changes in the terms of the debt obligations of our unconsolidated affiliates since those reported in our Recast Form 8-K.

Note 12.  Equity and Distributions

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

Unit History

The following table summarizes changes in our outstanding Units since December 31, 2008:

		Class C
	Units	Units
Balance, December 31, 2008	123,191,640	16,000,000
Conversion of Class C Units in February 2009	16,000,000	(16,000,000)
Balance, June 30, 2009	139,191,640	--

Summary of Changes in Limited Partners’ Equity

The following table details the changes in limited partners’ equity since December 31, 2008:

		Class C
	Units	Units	Total
Balance, December 31, 2008	$1,650.4	$380.7	$2,031.1
Net income	102.0	--	102.0
Cash distributions to partners	(125.4)	--	(125.4)
Amortization of equity awards	1.0	--	1.0
Conversion of Class C Units in February 2009	380.7	(380.7)	--
Balance, June 30, 2009	$2,008.7	$--	$2,008.7

Distributions to Partners

Our quarterly cash distributions for 2009 are presented in the following table:

	Cash Distribution History
	Distribution	Record	Payment
	per Unit	Date	Date
1st Quarter 2009	$0.485	Apr. 30, 2009	May 11, 2009
2nd Quarter 2009	$0.500	Jul. 31, 2009	Aug. 10, 2009

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss

The following table presents the components of AOCI as presented on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	June 30,	December 31,
	2009	2008
Commodity derivative instruments (1)	$(154.2)	$(114.1)
Interest rate derivative instruments (1)	(38.7)	(66.6)
Foreign currency derivative instruments (1)	0.1	10.6
Foreign currency translation adjustment (2)	(0.7)	(1.3)
Pension and postretirement benefit plans	(0.7)	(0.7)
Proportionate share of other comprehensive loss of
unconsolidated affiliates, primarily Energy Transfer Equity	(11.9)	(13.7)
Subtotal	(206.1)	(185.8)
Amount attributable to noncontrolling interest	161.6	132.6
Total AOCI in partners’ equity	$(44.5)	$(53.2)

(1) See Note 5 for additional information regarding these components of AOCI. (2) Relates to transactions of Enterprise Products Partners’ Canadian NGL marketing subsidiary.

Noncontrolling Interest

The following table presents the components of noncontrolling interest as presented on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	June 30,	December 31,
	2009	2008
Limited partners of Enterprise Products Partners:
Third-party owners of Enterprise Products Partners (1)	$5,189.0	$5,010.6
Related party owners of Enterprise Products Partners (2)	421.6	347.7
Limited partners of Duncan Energy Partners:
Third-party owners of Duncan Energy Partners (1) (3)	400.9	281.1
Related party owners of Duncan Energy Partners (2)	1.7	--
Limited partners of TEPPCO:
Third-party owners of TEPPCO (1)	1,672.5	1,733.5
Related party owners of TEPPCO (2)	(24.1)	(16.0)
Joint venture partners (4)	111.5	148.1
AOCI attributable to noncontrolling interest	(161.6)	(132.6)
Total noncontrolling interest on consolidated balance sheets	$7,611.5	$7,372.4

(1)   Consists of non-affiliate public unitholders of Enterprise Products Partners, Duncan Energy Partners and TEPPCO.
(2)   Consists of unitholders of Enterprise Products Partners, Duncan Energy Partners and TEPPCO that are related party affiliates of the Parent Company. This group is primarily comprised of EPCO and certain of its privately-held consolidated affiliates.
(3)   The increase in noncontrolling interest between periods is attributable to Duncan Energy Partners’ equity offering in June 2009 (see Note 13).
(4)   Represents third-party ownership interests in joint ventures that we consolidate, including Seminole Pipeline Company, Tri-States Pipeline L.L.C., Independence Hub LLC and Wilprise Pipeline Company LLC. The balance at December 31, 2008, included $35.6 million related to Oiltanking’s ownership interest in TOPS, from which affiliates of Enterprise Products Partners and TEPPCO dissociated in April 2009 (see Note 3).

As a result of the dissociation of our affiliates from TOPS (see Note 3), we discontinued the consolidation of TOPS during the second quarter of 2009.  The effect of deconsolidation was to remove the accounts of TOPS, including Oiltanking’s noncontrolling interest of $33.4 million, from our books and records, after reflecting a $68.4 million aggregate write-off of the investments related to the deconsolidation.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of net income attributable to noncontrolling interest as presented on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Limited partners of Enterprise Products Partners	$142.6	$220.6	$323.3	$438.8
Limited partners of Duncan Energy Partners	6.5	4.8	11.6	9.2
Limited partners of TEPPCO	9.0	37.9	71.2	88.8
Joint venture partners	6.9	4.2	13.8	12.2
Total	$165.0	$267.5	$419.9	$549.0

The following table presents distributions paid to, and contributions from, noncontrolling interest as presented on our Unaudited Condensed Statements of Consolidated Cash Flows and Unaudited Condensed Statements of Consolidated Equity for the periods indicated:

	For the Six Months
	Ended June 30,
	2009	2008
Distributions paid to noncontrolling interest:
Limited partners of Enterprise Products Partners	$470.1	$425.7
Limited partners of Duncan Energy Partners	12.8	12.3
Limited partners of TEPPCO	145.5	123.6
Joint venture partners	14.9	16.9
Total distributions paid to noncontrolling interest	$643.3	$578.5
Contributions from noncontrolling interest:
Limited partners of Enterprise Products Partners	$390.7	$37.3
Limited partners of Duncan Energy Partners (1)	123.2	--
Limited partners of TEPPCO	3.3	5.6
Joint venture partners	(2.1)	--
Total contributions from noncontrolling interest (1)	$515.1	$42.9

(1)   Contributions from noncontrolling interest on the Unaudited Condensed Statements of Consolidated Equity include accruals of $0.5 million related to cost associated with Duncan Energy Partners’ equity offering in June 2009.

Distributions paid to the limited partners of Enterprise Products Partners, Duncan Energy Partners and TEPPCO primarily represent the quarterly cash distributions paid by these entities to their unitholders, excluding those paid to the Parent Company in connection with its ownership of common units of Enterprise Products Partners and TEPPCO.

Contributions from the limited partners of Enterprise Products Partners and TEPPCO primarily represent proceeds each entity received from common unit offerings, excluding those received by the Parent Company.  Contributions from the limited partners of Enterprise Products Partners increased during the six months ended June 30, 2009 relative to the six months ended June 30, 2008 due to net proceeds that Enterprise Products Partners received from its January 2009 common unit offering.  Contributions from the limited partners of Duncan Energy Partners represent the net proceeds Duncan Energy Partners received from its June 2009 common unit offering.

Duncan Energy Partners issued an aggregate 8.9 million of its common units in June and July 2009, which generated net proceeds of approximately $137.7 million.   Of this amount, $123.2 million had been received by June 30, 2009 (as presented in the preceding table).   Duncan Energy Partners used the net proceeds from its issuance of these units to repurchase and cancel an equal number of its common units beneficially owned by EPO.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues from consolidated operations:
Energy Transfer Equity	$49.2	$90.3	$212.0	$313.4
Other unconsolidated affiliates	43.2	106.1	99.8	165.3
Total	$92.4	$196.4	$311.8	$478.7
Operating costs and expenses:
EPCO and affiliates	$124.9	$110.8	$240.2	$228.6
Energy Transfer Equity	105.6	29.1	197.0	77.9
Cenac and affiliates (1)	13.6	9.8	27.0	17.2
Other unconsolidated affiliates	6.9	15.7	13.7	28.9
Total	$251.0	$165.4	$477.9	$352.6
General and administrative costs:
EPCO and affiliates	$24.6	$21.8	$51.0	$48.4
Cenac and affiliates	0.6	0.8	1.6	1.3
Total	$25.2	$22.6	$52.6	$49.7
Other expense:
EPCO and affiliates	$--	$--	$--	$0.3

(1) Refers to Cenac Towing Co., Inc., Cenac Offshore, L.L.C. and Arlen B. Cenac, Jr. (collectively “Cenac”).

The following table summarizes our accounts receivable and accounts payable with related parties at the dates indicated:

	June 30,	December 31,
	2009	2008
Accounts receivable - related parties:
EPCO and affiliates	$0.2	$0.2
Other	10.0	--
Total	10.2	0.2
Accounts payable - related parties:
EPCO and affiliates	$61.7	$14.1
Other	38.4	3.4
Total	$100.1	$17.5

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

Significant Relationships and Agreements with EPCO and affiliates

We have an extensive and ongoing relationship with EPCO and its affiliates, which includes the following significant entities that are not part of our consolidated group of companies:

▪	EPCO and its privately-held affiliates;

▪	EPE Holdings, our general partner; and

▪	the Employee Partnerships.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EPCO is a privately-held company controlled by Dan L. Duncan, who is also a director and Chairman of EPE Holdings and EPGP.  At June 30, 2009, EPCO and its privately-held affiliates beneficially owned 108,363,833 (or 77.8%) of the Parent Company’s outstanding Units and 100% of its general partner, EPE Holdings.  In addition, at June 30, 2009, EPCO and its affiliates beneficially owned 158,930,186 (or 34.5%) of Enterprise Products Partners’ common units, including 13,670,925 common units owned by the Parent Company.  At June 30, 2009 EPCO and its affiliates beneficially owned 17,073,315 (or 16.3%) of TEPPCO’s common units, including the 4,400,000 common units owned by the Parent Company.  The Parent Company owns all of the membership interests of EPGP and TEPPCO GP.  The principal business activity of EPGP is to act as the sole managing partner of Enterprise Products Partners.  The principal business activity of TEPPCO GP is to act as the sole general partner of TEPPCO.  The executive officers and certain of the directors of EPGP, TEPPCO GP and EPE Holdings are employees of EPCO.

The Parent Company, EPE Holdings, TEPPCO, TEPPCO GP, Enterprise Products Partners and EPGP are separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are separate from those of EPCO and its other affiliates.  EPCO and its privately-held affiliates depend on the cash distributions they receive from the Parent Company, TEPPCO, Enterprise Products Partners and other investments to fund their other operations and to meet their debt obligations.  EPCO and its privately-held affiliates received directly from us $248.0 million and $214.3 million in cash distributions during the six months ended June 30, 2009 and 2008, respectively.

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

EPCO ASA.  We have no employees. Substantially all of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to the ASA.  Enterprise Products Partners, the Parent Company, Duncan Energy Partners, TEPPCO and their respective general partners are among the parties to the ASA.  Our operating costs and expenses include reimbursement payments to EPCO for the costs it incurs to operate our facilities, including compensation of EPCO’s employees to the extent that such employees spend time on our businesses.  We reimbursed EPCO $124.8 million for operating costs and expenses and $24.6 million for general and administrative costs for the three months ended June 30, 2009.  For the six months ended June 30, 2009, we reimbursed EPCO $239.9 million for operating costs and expenses and $51.0 million for general and administrative costs.

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Energy Transfer Equity.  Our consolidated subsidiaries conduct business with Energy Transfer Equity’s consolidated subsidiaries.  For example, Enterprise Products Partners has a long-term sales contract with Titan Energy Partners, L.P. (“Titan”), a consolidated subsidiary of ETP.  Titan purchases substantially all of its propane requirements from Enterprise Products Partners.  The contract continues until March 31, 2010 and contains renewal and extension options.  Enterprise Products Partners and another subsidiary of ETP, Energy Transfer Company (“ETC OLP”), transport natural gas on each other’s systems and share operating expenses on certain pipelines.  ETC OLP also sells natural gas to Enterprise Products Partners.  See previous table for revenue and expense amounts recorded by our consolidated subsidiaries in connection with Energy Transfer Equity.

Relationship with Duncan Energy Partners

Duncan Energy Partners was formed in September 2006 and did not acquire any assets prior to February 5, 2007, which was the date it completed its initial public offering and acquired controlling interests in five midstream energy businesses from EPO in a dropdown transaction.  On December 8, 2008, through a second dropdown transaction, Duncan Energy Partners acquired controlling interests in three additional midstream energy businesses from EPO.  The business purpose of Duncan Energy Partners is to acquire, own and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO and other affiliates under common control.   Duncan Energy Partners is engaged in the business of transporting and storing NGLs and petrochemical products and gathering, transporting, storing and marketing of natural gas.

At June 30, 2009, EPO beneficially owned approximately 61% of Duncan Energy Partners’ limited partner interests and 100% of its general partner.

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

Duncan Energy Partners issued an aggregate 8.9 million of its common units in June and July 2009, which generated net proceeds of approximately $137.7 million ($123.2 million of which had been received as of June 30, 2009).  Duncan Energy Partners used the net proceeds from its issuance of these units to repurchase and cancel an equal number of its common units beneficially owned by EPO.  At August 1, 2009, EPO beneficially owned approximately 58% of Duncan Energy Partners’ limited partner interests and 100% of its general partner.

Relationship with Cenac

In connection with TEPPCO’s marine services acquisition in February 2008, Cenac and affiliates became a related party of TEPPCO due to their ownership of TEPPCO units and for other reasons.  TEPPCO entered into a transitional operating agreement with Cenac in which TEPPCO’s fleet of tow boats and tank barges (acquired from Cenac) will continue to be operated by employees of Cenac for a period of up to two years following the acquisition.  Under this agreement, TEPPCO pays Cenac a monthly operating fee and reimburses Cenac for personnel salaries and related employee benefit expenses, certain repairs and maintenance expenses and insurance premiums on the equipment.  During the three months ended June 30, 2009 and 2008, TEPPCO paid Cenac approximately $14.2 million and $10.6 million, respectively, in connection with the transitional operating agreement.  During the six months ended June 30, 2009 and 2008, TEPPCO paid Cenac approximately $28.6 million and $18.5 million, respectively.

Effective August 1, 2009, the transitional operating agreement was terminated.  Personnel providing services pursuant to the agreement became employees of EPCO and will continue to provide services under the ASA.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Earnings Per Unit

Basic and diluted earnings per unit are computed by dividing net income or loss allocated to limited partners by the weighted-average number of Units outstanding during a period.  The amount of net income allocated to limited partners is derived by subtracting, from net income or loss, our general partner’s share of such net income or loss.

The following table shows the allocation of net income to our general partner for the periods indicated:

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
	2009		2008		2009		2008
Net income attributable to Enterprise GP Holdings L.P.		$39.1		$49.4		$102.0		$96.0
Multiplied by general partner ownership interest		0.01%		0.01%		0.01%		0.01%
General partner interest in net income	$	*	$	*	$	*	$	*

* Amount is negligible.

The following table shows the calculation of our limited partners’ interest in net income and basic and diluted earnings per unit for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
BASIC AND DILUTED EARNINGS PER UNIT
Numerator
Net income before general partner interest	$39.1	$49.4	$102.0	$96.0
General partner interest in net income	*	*	*	*
Limited partners’ interest in net income	$39.1	$49.4	$102.0	$96.0
Denominator
Total Units	139.2	123.2	136.5	123.2
Basic and diluted earnings per unit
Net income before general partner interest	$0.28	$0.40	$0.75	$0.78
General partner interest in net income	*	*	*	*
Limited partners’ interest in net income	$0.28	$0.40	$0.75	$0.78

* Amount is negligible.

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

Parent Company matters.  In February 2008, Joel A. Gerber, a purported unitholder of the Parent Company, filed a derivative complaint on behalf of the Parent Company in the Court of Chancery of the State of Delaware.  The complaint names as defendants EPE Holdings; the Board of Directors of EPE Holdings; EPCO; and Dan L. Duncan and certain of his affiliates.  The Parent Company is named as a nominal defendant. The complaint alleges that the defendants, in breach of their fiduciary duties to the Parent Company and its unitholders, caused the Parent Company to purchase in May 2007 the TEPPCO GP membership interests and TEPPCO units from Mr. Duncan’s affiliates at an unfair price.  The complaint also alleges that Charles E. McMahen, Edwin E. Smith and Thurmon Andress, constituting the three members of EPE Holdings’ Audit, Conflicts and Governance Committee, cannot be considered independent because of their relationships with Mr. Duncan.  The complaint seeks relief (i) awarding damages for profits allegedly obtained by the defendants as a result of the alleged wrongdoings in the complaint and (ii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts.  Management believes this lawsuit is without merit and intends to vigorously defend against it.  For information regarding our relationship with Mr. Duncan and his affiliates, see Note 13.

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

The Attorney General of Colorado on behalf of the Colorado Department of Public Health and Environment filed suit against Enterprise Products Partners and others in April 2008 in connection with the construction of a pipeline near Parachute, Colorado.  The State sought a temporary restraining order and an injunction to halt construction activities since it alleged that the defendants failed to install measures to minimize damage to the environment and to follow requirements for the pipeline’s stormwater permit and appropriate stormwater plan.  The State’s complaint also seeks penalties for the above alleged failures.  Defendants and the State agreed to certain stipulations that, among other things, require Enterprise Products Partners to install specified environmental protection measures in the disturbed pipeline right-of-way to comply with regulations.  Enterprise Products Partners has complied with the stipulations and the State has dismissed the portions of the compliant seeking the temporary restraining order and injunction.  Enterprise Products Partners has entered into a settlement agreement with the State that assesses a fine of which they are responsible for approximately $0.2 million.

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the dissociation of Enterprise Products Partners and TEPPCO from TOPS (see Note 3) Oiltanking filed an original petition against Enterprise Offshore Port System, LLC, EPO, TEPPCO O/S Port System, LLC, TEPPCO and TEPPCO GP in the District Court of Harris County, Texas, 61st Judicial District (Cause No. 2009-31367), asserting, among other things, that the dissociation was wrongful and in breach of TOPS partnership agreement, citing provisions of the agreement that, if applicable, would continue to obligate Enterprise Products Partners and TEPPCO to make capital contributions to fund the project and impose liabilities on Enterprise Products Partners and TEPPCO.  Since we believe that the actions of Enterprise Products Partners and TEPPCO in dissociating from TOPS are expressly permitted by, and in accordance with, the terms of the TOPS partnership agreement, they intend to vigorously defend such actions.  We have not recorded any reserves for potential liabilities relating to this litigation, although we, Enterprise Products Partners or TEPPCO may determine in future periods that an accrual of reserves for potential liabilities (including costs of litigation) should be made.  If these payments are substantial, distributions to us by either Enterprise Products Partners or TEPPCO could be adversely affected and we could experience a material adverse impact on our results of operations and our liquidity.

TEPPCO matters. On September 18, 2006, Peter Brinckerhoff, a purported unitholder of TEPPCO, filed a complaint in Court of Chancery of State of Delaware (the “Delaware Court”), in his individual capacity, as a putative class action on behalf of other unitholders of TEPPCO and derivatively on behalf of TEPPCO, concerning, among other things, certain transactions involving TEPPCO and Enterprise Products Partners or its affiliates. In July 2007, Mr. Brinckerhoff filed an amended complaint.  The amended complaint names as defendants (i) TEPPCO GP, certain of its current and former directors, and certain of its affiliates, (ii) Enterprise Products Partners and certain of its affiliates, (iii) EPCO and (iv) Dan L. Duncan.

The amended complaint alleges, among other things, that the defendants caused TEPPCO to enter into specified transactions that were unfair to TEPPCO or otherwise unfairly favored Enterprise Products Partners or its affiliates over TEPPCO.  These transactions are alleged to include: (i) the joint venture to further expand the Jonah system entered into by TEPPCO and Enterprise Products Partners in August 2006 (the plaintiff alleges that TEPPCO did not receive fair value for allowing Enterprise Products Partners to participate in the joint venture); (ii) the sale by TEPPCO of its Pioneer natural gas processing plant and certain gas processing rights to Enterprise Products Partners in March 2006 (the plaintiff alleges that the purchase price Enterprise Products Partners paid did not provide fair value to TEPPCO); and (iii) certain amendments to TEPPCO’s partnership agreement, including a reduction in the maximum tier of TEPPCO’s IDRs in exchange for TEPPCO units.  The amended complaint seeks (i) rescission of the amendments to TEPPCO’s partnership agreement, (ii) damages for profits and special benefits allegedly obtained by defendants as a result of the alleged wrongdoings in the amended complaint and (iii) an award to plaintiff of the costs of the action, including fees and expenses of his attorneys and experts.  By its Opinion and Order dated November 25, 2008, the Delaware Court dismissed Mr. Brinckerhoff’s individual and putative class action claims with respect to the amendments to TEPPCO’s partnership agreement.  We refer to this action and the remaining claims in this action as the “Derivative Action.”

On April 29, 2009, Peter Brinckerhoff and Renee Horowitz, as Attorney in Fact for Rae Kenrow, purported unitholders of TEPPCO, filed separate complaints in the Delaware Court, as putative class actions on behalf of other unitholders of TEPPCO concerning the proposed merger of TEPPCO and TEPPCO GP with Enterprise Products Partners.  On May 11, 2009, these actions were consolidated under the caption Texas Eastern Products Pipeline Company, LLC Merger Litigation, C.A. No. 4548-VCL (“Merger Action”).  The complaints name as defendants Enterprise Products Partners, EPGP, TEPPCO GP, the directors of TEPPCO GP, EPCO and Dan L. Duncan.  See Note 3 for additional information related to the proposed merger.

The Merger Action complaints allege, among other things, that the terms of the merger (as proposed as of the time the Merger Action complaints were filed) are grossly unfair to TEPPCO’s unitholders and that the proposed merger is an attempt to extinguish the Derivative Action without consideration and adequate information having been provided to TEPPCO unitholders to cast a vote with respect to the proposed merger.  The complaints further allege that the process through which the Special Committee of the ACG Committee of TEPPCO GP was appointed to consider the proposed merger is

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

contrary to the spirit and intent of TEPPCO’s partnership agreement and constitutes a breach of the implied covenant of fair dealing.

The complaints seek relief (i) enjoining the defendants and all persons acting in concert with them from pursuing the proposed merger, (ii) rescinding the proposed merger to the extent it is consummated, or awarding rescissory damages in respect thereof, (iii) directing the defendants to account for all damages suffered or to be suffered by the plaintiffs and the purposed class as a result of the defendants’ alleged wrongful conduct, and (iv) awarding plaintiffs’ costs of the actions, including fees and expenses of their attorneys and experts.

On June 28, 2009, the parties entered into a Memorandum of Understanding pursuant to which  Enterprise Products Partners, TEPPCO, EPCO, TEPPCO GP, all other individual defendants and the plaintiffs have proposed to settle the Merger Action and Derivative Action. On August 5, 2009, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Agreement”) contemplated by the Memorandum of Understanding.  Pursuant to the Settlement Agreement, the board of directors of TEPPCO GP will recommend to TEPPCO unitholders that they approve the adoption of the merger agreement and take all necessary steps to seek unitholder approval for the merger as soon as practicable.  Pursuant to the Settlement Agreement, approval of the merger will require, in addition to votes required under TEPPCO’s partnership agreement, that the actual votes cast in favor of the proposal by holders of TEPPCO’s outstanding units, excluding those held by defendants to the Derivative Action, exceed the actual votes cast against the proposal by those holders.  The Settlement Agreement further provides that the Derivative Action was considered by TEPPCO GP’s Special Committee to be a significant benefit of TEPPCO’s for which fair value was obtained in the merger consideration.

The Settlement Agreement is subject to customary conditions, including Delaware Court approval.  There can be no assurance that the Delaware Court will approve the settlement in the Settlement Agreement.  In such event, the proposed settlement as contemplated by the Settlement Agreement may be terminated.  Among other things, the plaintiffs’ agreement to settle the Derivative Action and Merger Action litigation, including their agreement to the fairness of the proposed terms and process of the merger negotiations is subject to (i) the drafting and execution of  other such documentation as may be required to obtain final Delaware Court approval and dismissal of the actions, (ii) Delaware Court approval and the mailing of the notice of settlement which sets forth the terms of settlement to TEPPCO’s unitholders, (iii) consummation of the proposed merger and (iv) final Delaware Court certification and approval of the settlement and dismissal of the actions.

Additionally, on June 29 and 30, 2009, respectively, M. Lee Arnold and Sharon Olesky, purported unitholders of TEPPCO, filed separate complaints in the District Courts of Harris County, Texas, as putative class actions on behalf of other unitholders of TEPPCO, concerning the proposed merger of TEPPCO with Enterprise Products Partners. The complaints name as defendants TEPPCO, TEPPCO GP, Enterprise Products Partners, EPGP, EPCO, Dan L. Duncan, Jerry Thompson and the board of directors of TEPPCO GP.  The allegations in the complaints are similar to the complaints filed in Delaware on April 29, 2009 and seek similar relief.

Energy Transfer Equity matters.  In July 2007, ETP announced that it was under investigation by the Federal Energy Regulatory Commission (“FERC”) with respect to (i) whether ETP engaged in manipulation or improper trading activities in the Houston Ship Channel market around the time of the hurricanes in the fall of 2005 and other prior periods in order to benefit financially from commodity derivative instrument positions and from certain index-priced physical gas purchases in the Houston Ship Channel market and (ii) whether ETP manipulated daily prices at the Waha and Permian hubs in west Texas on two dates.  In July 2007, the FERC announced that it was taking preliminary action against ETP and proposed $69.9 million in disgorgement of profits, plus interest, and civil penalties of $82.0 million with respect to its market manipulation claims.

The FERC’s actions against ETP also included allegations related to its Oasis pipeline, which is an intrastate pipeline that transports natural gas between the Waha and Katy hubs in Texas.  The Oasis pipeline transports interstate natural gas pursuant to the Natural Gas Policy Act (“NGPA”) Section 311

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

authority, and is subject to FERC-approved rates, terms and conditions of service.  The allegations related to the Oasis pipeline included claims that the pipeline violated NGPA regulations from January 2004 through June 2006 by granting undue preference to ETP’s affiliates for interstate NGPA Section 311 pipeline service to the detriment of similarly situated non-affiliated shippers and by charging in excess of the FERC-approved maximum lawful rate for interstate NGPA Section 311 transportation.  The FERC proposed civil penalties and disgorgement of overcharges related these claims against Oasis of approximately $15.5 million.  In May 2008, the FERC ordered hearings to be conducted by a FERC administrative law judge with respect to the FERC’s claims against Oasis.  The hearing related to the Oasis claims was scheduled to commence in December 2008 with the administrative law judge’s initial decision due in May 2009; however, in November 2008, the administrative law judge presiding over the Oasis claims granted ETP’s motion for summary disposition of the claim that Oasis unduly discriminated in favor of affiliates regarding the provision of Section 311(a)(2) interstate transportation service.  ETP subsequently entered into an agreement with the FERC’s enforcement staff to settle all claims related to Oasis.  In January 2009, this agreement was submitted under seal to the FERC by the presiding administrative law judge for the FERC’s approval as an uncontested settlement of all Oasis claims.  On February 27, 2009, the settlement agreement was approved by the FERC in its entirety and without modification, and the terms of the settlement were made public.  The FERC’s order is now final and non-appealable.  ETP has stated that it does not believe the Oasis settlement, as approved by the FERC, will have a material adverse effect on it business, financial position or results of operations.

In October 2007, ETP filed a response with the FERC refuting the FERC’s claims as being fundamentally flawed and requested a dismissal of the FERC’s proceedings.  In February 2008, the FERC staff recommended an increase in the proposed civil penalties of $25.0 million and disgorgement of profits of $7.3 million with respect to its market manipulation claims. If the FERC concurs with this recommendation, the total amount of civil penalties and disgorgement of profits sought by the FERC related to its market manipulation claims would be approximately $181.9 million, excluding interest.  In March 2008, ETP responded to the FERC staff regarding the recommended increase in the proposed civil penalties.  In April 2008, the FERC staff filed an answer to ETP’s March 2008 pleading.  The FERC has not taken any actions related to the recommendations of its staff with respect to the proposed increase in civil penalties.

In May 2008, the FERC ordered hearings to be conducted by a FERC administrative law judge with respect to the FERC’s market manipulation claims. The hearing related to the market manipulation claims was scheduled to commence in July 2009 with the administrative law judge’s initial decision due by January 2010; however, the procedural schedule (including the commencement of the hearing) was postponed to August 2009 in light of settlement discussions occurring between ETP and the FERC’s enforcement staff.  The FERC denied ETP’s request for dismissal of the proceeding and has ordered that, following completion of the hearing, the administrative law judge make recommendations with respect to whether ETP engaged in market manipulation in violation of the Natural Gas Act and FERC regulations.  The FERC reserved for itself the issues of possible civil penalties, revocation of ETP’s blanket market certificate, and method by which ETP would disgorge any unjust profits.  Following the issuance of the administrative law judge’s initial decision, the FERC would then issue an order with respect to these matters.  ETP management has stated that it expects that the FERC will require a payment in order to conclude these investigations on a negotiated settlement basis.

In August 2008, ETP filed a petition and an amended petition with the U.S. Court of Appeals for the Fifth Circuit related to the FERC’s claims.  In April 2009, the Fifth Circuit dismissed ETP’s petition without reaching the merits.  In June 2009, ETP sought rehearing and rehearing en banc of the Court’s April 2009 order.  In July 2009, the Fifth Circuit denied ETP’s requests for rehearing.

In addition to the FERC, third parties have asserted claims, and may assert additional claims, against Energy Transfer Equity and ETP for damages related to the aforementioned matters.  Several natural gas producers and a natural gas marketing company have initiated legal proceedings against Energy Transfer Equity and ETP in Texas state courts for claims related to the FERC claims.  These suits contain contract and tort claims relating to the alleged manipulation of natural gas prices at the Houston Ship Channel and the Waha Hub in West Texas, as well as the natural gas price indices related to these markets

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and the Permian Basin natural gas price index during the period from December 2003 through December 2006, and seek unspecified direct, indirect, consequential and exemplary damages.  One of the suits against Energy Transfer Equity and ETP contains an additional allegation that the defendants transported natural gas in a manner that favored their affiliates and discriminated against the plaintiff, and otherwise artificially affected the market price of natural gas to other parties in the market.  ETP has moved to compel arbitration and/or contested subject-matter jurisdiction in some of these cases.  In one of these cases, the Texas Supreme Court ruled on July 3, 2009 that the state district court erred in ruling that a plaintiff was entitled to pre-arbitration discovery and therefore remanded to the state district court with a direction to rule on ETP’s original motion to compel arbitration pursuant to the terms of the arbitration clause in a natural gas contract between ETP and the plaintiff.  This plaintiff has filed a motion with the Texas Supreme Court requesting a rehearing of the ruling.

ETP has also been served with a complaint from an owner of royalty interests in natural gas producing properties, individually and on behalf of a putative class of similarly situated royalty owners, working interest owners and producers/operators, seeking arbitration to recover damages based on alleged manipulation of natural gas prices at the Houston Ship Channel.  ETP filed an original action in Harris County, Texas seeking a stay of the arbitration on the grounds that the action is not arbitrable, and the state court granted ETP their motion for summary judgment on that issue.  This action is currently on appeal before the First Court of Appeals, Houston, Texas.

A consolidated class action complaint has been filed against ETP in the United States District Court for the Southern District of Texas. This action alleges that ETP engaged in intentional and unlawful manipulation of the price of natural gas futures and options contracts on the NYMEX in violation of the Commodity Exchange Act (“CEA”). It is further alleged that during the class period December 2003 to December 2005, ETP had the market power to manipulate index prices, and that ETP used this market power to artificially depress the index prices at major natural gas trading hubs, including the Houston Ship Channel, in order to benefit its natural gas physical and financial trading positions and intentionally submitted price and volume trade information to trade publications. This complaint also alleges that ETP also violated the CEA by knowingly aiding and abetting violations of the CEA. This action alleges that the unlawful depression of index prices by ETP manipulated the NYMEX prices for natural gas futures and options contracts to artificial levels during the period stipulated in the complaint, causing unspecified damages to the plaintiff and all other members of the putative class who purchased and/or sold natural gas futures and options contracts on the NYMEX during the period.  The plaintiffs have requested certification of their suit as a class action and seek unspecified damages, court costs and other appropriate relief.  In January 2008, ETP filed a motion to dismiss this suit on the grounds of failure to allege facts sufficient to state a claim.  In March 2008, the plaintiffs filed a second consolidated class action complaint.  In response to this new pleading, ETP filed a motion to dismiss this second consolidated complaint in May 2008.  In June 2008, the plaintiffs filed a response opposing ETP’s motion to dismiss.  ETP filed a reply in support of its motion in July 2008.  In March 2009, the court issued an order dismissing this complaint, with prejudice, for failure to state a claim.  The plaintiffs have since moved for reconsideration, and briefing on that motion is now complete.

In March 2008, another class action complaint was filed against ETP in the United States District Court for the Southern District of Texas.  This action alleges that ETP engaged in unlawful restraint of trade and intentional monopolization and attempted monopolization of the market for fixed-price natural gas baseload transactions at the Houston Ship Channel from December 2003 through December 2005 in violation of federal antitrust law.  The complaint further alleges that during this period ETP exerted monopolistic power to suppress the price of these transactions to non-competitive levels in order to benefit from its own physical natural gas positions.  The plaintiff has, individually and on behalf of all other similarly situated sellers of physical natural gas, requested certification of its suit as a class action and seeks unspecified treble damages, court costs and other appropriate relief.  In May 2008, ETP filed a motion to dismiss this complaint.  In March 2009, the court issued an order dismissing the complaint.  The court found that the plaintiffs failed to state a claim on all causes of action and for failure to state an antitrust injury but granted the plaintiff leave to amend its complaint.  In April 2009, the plaintiffs filed a motion for leave to amend to assert a claim for common law fraud and attached a proposed amended complaint as an exhibit.  ETP opposed the motion and cross-moved to dismiss.  In August 2009, the court denied the plaintiff’s motion and granted ETP’s motion to dismiss the complaint.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ETE has disclosed that it is possible that the amount it becomes obliged to pay as a result of the final resolution of these matters, whether on a negotiated settlement basis or otherwise, will exceed the amount of its existing accrual related to these matters.

ETP disclosed in its Form 10-Q for the six months ended June 30, 2009 that its accrued amounts for contingencies and current litigation matters (excluding environmental matters and matters covered by insurance) aggregated $21.0 million at June 30, 2009.  Since ETP’s accrual amounts are non-cash, any cash payment of an amount in resolution of these matters would likely be made from its operating cash flows or from borrowings. If these payments are substantial, ETP and, ultimately, our investee, Energy Transfer Equity, may experience a material adverse impact on their results of operations, cash available for distribution and liquidity.

Regulatory Matters

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” or “GHGs” and including carbon dioxide and methane, may be contributing to climate change.  On April 17, 2009, the U.S. Environmental Protection Agency (“EPA”) issued a notice of its proposed finding and determination that emission of carbon dioxide, methane, and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere.  The EPA’s finding and determination would allow it to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act.  Although it may take the EPA several years to adopt and impose regulations limiting emissions of GHGs, any such regulation could require us to incur costs to reduce emissions of GHGs associated with our operations.  In addition, on June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or “ACESA.”  ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs.  The U.S. Senate has also begun work on its own legislation for controlling and reducing emissions of GHGs in the United States.  Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs, and may have an adverse effect on our business, financial position, demand for our operations, results of operations and cash flows.

Contractual Obligations

Scheduled Maturities of Long-Term Debt.  With the exception of routine fluctuations in the balance of our consolidated revolving credit facilities and the issuance of EPO Senior Notes P, there have been no significant changes in our consolidated scheduled maturities of long-term debt since those reported in our Recast Form 8-K.  See Note 11 for additional information regarding our consolidated debt obligations.

Operating Lease Obligations.  During the second quarter of 2009, Enterprise Products Partners entered into a 20-year right-of-way agreement with the Jicarilla Apache Nation in support of continued natural gas gathering activities on its San Juan gathering system in northwest New Mexico.  Pending approval of this agreement by the U.S. Department of the Interior, Enterprise Products Partners’ incremental minimum lease obligations will be $3.0 million for the first year and $2.0 million per year for each of the next succeeding four years.  Aggregate minimum lease commitments are $43.3 million over the 20-year contractual term.  The agreement also provides for contingent rentals that are calculated annually based on actual throughput volumes and then current natural gas and NGL prices.  This agreement with the Jicarilla Apache Nation does not provide for renewal options beyond the 20-year lease term.

Prior to May 2009, Enterprise Products Partners leased rail and truck terminal facilities in Mont Belvieu, Texas from Martin.  At December 31, 2008, Enterprise Products Partners’ remaining aggregate minimum lease commitments under this agreement were $56.8 million through the contractual term ending in 2023.  The lease agreement with Martin was terminated upon Enterprise Products Partners’ acquisition

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of such facilities during May 2009.  See Note 9 for additional information regarding this business combination.

Except for the foregoing, there have been no material changes in our consolidated operating lease commitments since December 31, 2008.  Lease and rental expense was $14.8 million during each of the three months ended June 30, 2009 and 2008.  For the six months ended June 30, 2009 and 2008, lease and rental expense was $28.8 million and $29.2 million, respectively.

Purchase Obligations.  Apart from that discussed below, there have been no material changes in our consolidated purchase obligations since December 31, 2008.

Due to Enterprise Products Partners’ and TEPPCO’s dissociation from TOPS in April 2009, our capital expenditure commitments decreased by an estimated $203.0 million from that reported in our Recast Form 8-K.  See Note 3 for additional information regarding Enterprise Products Partners’ and TEPPCO’s dissociation from TOPS.

Other Claims

As part of our normal business activities with joint venture partners and certain customers and suppliers, we occasionally have claims made against us as a result of disputes related to contractual agreements or similar arrangements.  As of June 30, 2009, claims against us totaled approximately $4.9 million.  These matters are in various stages of assessment and the ultimate outcome of such disputes cannot be reasonably estimated.  However, in our opinion, the likelihood of a material adverse outcome related to the disputes against us is remote.  Accordingly, accruals for loss contingencies related to these matters, if any, that might result from the resolution of such disputes have not been reflected in our consolidated financial statements.

Note 16.  Significant Risks and Uncertainties

 Insurance Matters

EPCO completed its annual insurance renewal process during the second quarter of 2009.  In light of recent hurricane and other weather-related events, the renewal of policies for weather-related risks resulted in significant increases in premiums and certain deductibles, as well as changes in the scope of coverage.

EPCO’s deductible for onshore physical damage from windstorms increased from $10.0 million per storm to $25.0 million per storm.  EPCO’s onshore program currently provides $150.0 million per occurrence for named windstorm events compared to $175.0 million per occurrence in the prior year.  With respect to offshore assets, the windstorm deductible increased significantly from $10.0 million per storm (with a one-time aggregate deductible of $15.0 million) to $75.0 million per storm.  EPCO’s offshore program currently provides $100.0 million in the aggregate compared to $175.0 million in the aggregate for the prior year.  For non-windstorm events, EPCO’s deductible for both onshore and offshore physical damage remained at $5.0 million per occurrence.   For certain of our major offshore assets, our producer customers have agreed to provide a specified level of physical damage insurance for named windstorms.  For example, the producers associated with Enterprise Products Partners’ Independence Hub and Marco Polo platforms have agreed to cover windstorm generated physical damage costs up to $250.0 million for each platform.

Business interruption coverage in connection with a windstorm event remained unchanged for onshore assets, but was eliminated for offshore assets.  Onshore assets covered by business interruption insurance must be out-of-service in excess of 60 days before any losses from business interruption will be covered.  Furthermore, pursuant to the current policy, we will now absorb 50% of the first $50.0 million of any loss in excess of deductible amounts for our onshore assets.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter of 2008, Enterprise Products Partners’ onshore and offshore facilities located along the Gulf Coast of Texas and Louisiana were adversely impacted by Hurricanes Gustav and Ike.  To a lesser extent, these storms affected the operations of TEPPCO as well.  The disruptions in hydrocarbon production caused by these storms resulted in decreased volumes for some of Enterprise Products Partners’ pipeline systems, natural gas processing plants, NGL fractionators and offshore platforms, which, in turn, caused a decrease in gross operating margin from these operations.  As a result of our allocated share of EPCO’s insurance deductibles for windstorm coverage, Enterprise Products Partners and TEPPCO expensed a combined cumulative total of $47.4 million and $1.4 million, respectively, of repair costs for property damage in connection with these two storms through June 30, 2009.  Enterprise Products Partners continues to file property damage claims in connection with the damage caused by these storms.  The insurance carriers have notified Enterprise Products Partners that they expect to pay an initial $25.0 million in business interruption proceeds during the third quarter of 2009 in connection with these storms.   We recognize business interruption proceeds as income when they are received in cash.

The following table summarizes proceeds Enterprise Products Partners received during the periods indicated from business interruption and property damage insurance claims with respect to certain named storms:

	For the Six Months
	Ended June 30,
	2009 (1)	2008 (1)
Business interruption proceeds:
Hurricane Katrina	$--	$0.5
Hurricane Rita	--	0.7
Total business interruption proceeds	--	1.2
Property damage proceeds:
Hurricane Katrina	23.2	6.9
Hurricane Rita	--	2.7
Total property damage proceeds	23.2	9.6
Total	$23.2	$10.8

(1) No such proceeds were received during the three months ended June 30, 2009 and 2008.

At June 30, 2009, Enterprise Products Partners had $14.1 million of estimated property damage claims outstanding related to storms that we believe are probable of collection during the next twelve months and $55.7 million thereafter.  To the extent we include any estimate or range of estimates regarding the dollar value of damages, please be aware that a change in our estimates may occur, if and when additional information becomes available.

Credit Risk Due to Industry Concentrations

Enterprise Products Partners’ largest customer for 2008 was LyondellBassell Industries and its affiliates (“LBI”), which accounted for 9.6% of Enterprise Products Partners’ consolidated revenues during 2008.  On January 6, 2009, LBI announced that its U.S. operations had voluntarily filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code.  Since LBI filed for Chapter 11 bankruptcy protection and with the support of debtor-in-possession financing, it continues to do business with Enterprise Products Partners.  However, Enterprise Products Partners has taken steps to manage its credit exposure to LBI through prepayment requirements and similar remedies.  Based on current facts known to us, the bankruptcy of LBI is not expected to have a material adverse effect on the revenues, results of operations or financial condition of Enterprise Products Partners or us.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating assets and liabilities for the periods indicated:

	For the Six Months
	Ended June 30,
	2009	2008
Decrease (increase) in:
Accounts and notes receivable – trade	$(235.3)	$(1,185.5)
Accounts receivable – related parties	35.2	3.4
Inventories	(658.4)	(151.6)
Prepaid and other current assets	(39.6)	(49.0)
Other assets	(30.8)	(8.6)
Increase (decrease) in:
Accounts payable – trade	(35.5)	55.1
Accounts payable – related parties	74.9	26.9
Accrued product payables	580.4	1,065.2
Accrued interest payable	15.0	2.6
Other accrued expenses	(6.8)	14.7
Other current liabilities	(66.1)	(4.2)
Other long-term liabilities	(4.6)	(1.2)
Net effect of changes in operating accounts	$(371.6)	$(232.2)

Note 18.  Supplemental Parent Company Financial Information

In order to fully understand the financial position and results of operations of the Parent Company, we are providing the condensed standalone financial information of Enterprise GP Holdings L.P. apart from that of our consolidated partnership financial information.

The Parent Company has no operations apart from its investing activities and indirectly overseeing the management of the entities controlled by it.  At June 30, 2009, the Parent Company had investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners.  The Parent Company controls Enterprise Products Partners and TEPPCO through its ownership of EPGP and TEPPCO GP, respectively.  The Parent Company owns noncontrolling partnership and membership interests in Energy Transfer Equity and LE GP, respectively.

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

Enterprise Products Partners and EPGP

At June 30, 2009, the Parent Company owned 13,670,925 common units of Enterprise Products Partners and 100% of the membership interests of EPGP, which is entitled to 2% of the cash distributions paid by Enterprise Products Partners as well as the IDRs of Enterprise Products Partners.

EPGP’s percentage interest in Enterprise Products Partners’ quarterly cash distributions is increased through its ownership of the associated IDRs, after certain specified target levels of distribution

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

rates are met by Enterprise Products Partners. EPGP’s quarterly general partner and associated incentive distribution thresholds are as follows:

▪	2% of quarterly cash distributions up to $0.253 per unit paid by Enterprise Products Partners;

▪	15% of quarterly cash distributions from $0.253 per unit up to $0.3085 per unit paid by Enterprise Products Partners; and

▪	25% of quarterly cash distributions that exceed $0.3085 per unit paid by Enterprise Products Partners.

The following table summarizes the distributions received by EPGP from Enterprise Products Partners for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
From 2% general partner interest	$5.0	$4.6	$9.9	$9.0
From incentive distribution rights	36.6	30.9	71.7	60.8
Total	$41.6	$35.5	$81.6	$69.8

TEPPCO and TEPPCO GP

At June 30, 2009, the Parent Company owned 4,400,000 common units of TEPPCO and 100% of the membership interests of TEPPCO GP, which is entitled to 2% of the cash distributions of TEPPCO as well as the IDRs of TEPPCO.  See Note 3 for information regarding the proposed merger of TEPPCO and TEPPCO GP with Enterprise Products Partners.

TEPPCO GP’s percentage interest in TEPPCO’s quarterly cash distributions is increased through its ownership of the associated IDRs, after certain specified target levels of distribution rates are met by TEPPCO.  TEPPCO GP’s quarterly general partner and associated incentive distribution thresholds are as follows:

▪	2% of quarterly cash distributions up to $0.275 per unit paid by TEPPCO;

▪	15% of quarterly cash distributions from $0.275 per unit up to $0.325 per unit paid by TEPPCO; and

▪	25% of quarterly cash distributions that exceed $0.325 per unit paid by TEPPCO.

The following table summarizes the distributions received by TEPPCO GP from TEPPCO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
From 2% general partner interest	$1.6	$1.3	$3.1	$2.6
From incentive distribution rights	13.9	12.2	27.8	23.3
Total	$15.5	$13.5	$30.9	$25.9

Energy Transfer Equity and LE GP

 At June 30, 2009, the Parent Company owned 38,976,090 common units of Energy Transfer Equity and approximately 40.6% of the membership interests in LE GP.

LE GP owns a 0.31% general partner interest in Energy Transfer Equity, which general partner interest has no associated IDRs in the quarterly cash distributions of Energy Transfer Equity.  The business

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

purpose of LE GP is to manage the affairs and operations of Energy Transfer Equity.  LE GP has no separate business activities outside of those conducted by Energy Transfer Equity.

As disclosed in the Form 10-Q of Energy Transfer Equity for the six months ended June 30, 2009, the total amount of distributions Energy Transfer Equity received from ETP was $284.6 million, which consisted of $111.7 million from limited partner interests; $9.5 million from general partner interests and $163.4 million from the ETP IDRs.  Energy Transfer Equity, in turn, paid $231.4 million in distributions to its partners during the six months ended June 30, 2009.

Condensed Parent Company Cash Flow Information

The following table presents the Parent Company’s cash flow information for the periods indicated:

	For the Six Months
	Ended June 30,
	2009	2008
Operating activities:
Net income	$102.0	$96.0
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Amortization	1.9	0.2
Equity income	(135.0)	(134.2)
Cash distributions from investees	174.3	152.1
Net effect of changes in operating accounts	2.1	(4.5)
Net cash flows provided by operating activities	145.3	109.6
Investing activities:
Investments	(8.9)	(0.7)
Cash used in investing activities	(8.9)	(0.7)
Financing activities:
Borrowing under debt agreements	43.6	38.0
Repayments of debt	(52.1)	(45.0)
Cash distributions paid by Parent Company	(125.4)	(102.9)
Cash used in financing activities	(133.9)	(109.9)
Net change in cash and cash equivalents	2.5	(1.0)
Cash and cash equivalents, January 1	2.5	1.7
Cash and cash equivalents, June 30	$5.0	$0.7

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table details the components of cash distributions received from investees and cash distributions paid by the Parent Company for the periods indicated:

	For the Six Months
	Ended June 30,
	2009	2008
Cash distributions from investees:
Investment in Enterprise Products Partners and EPGP:
From common units of Enterprise Products Partners (1)	$14.5	$13.5
From 2% general partner interest in Enterprise Products Partners	9.9	9.0
From general partner IDRs in distributions of Enterprise Products Partners	71.7	58.7
Investment in TEPPCO and TEPPCO GP:
From 4,400,000 common units of TEPPCO	6.5	6.2
From 2% general partner interest in TEPPCO	3.1	2.6
From general partner IDRs in distributions of TEPPCO	27.8	23.3
Investment in Energy Transfer Equity and LE GP:
From 38,976,090 common units of Energy Transfer Equity	40.4	38.6
From member interest in LE GP (2)	0.4	0.2
Total cash distributions received	$174.3	$152.1

Distributions by the Parent Company:
EPCO and affiliates	$95.8	$76.5
Public	29.6	26.4
General partner interest	*	*
Total distributions by the Parent Company	$125.4	$102.9

           *   Amount is negligible.
(1)   As of June 30, 2009 and 2008, the Parent Company owned 13,670,925 and 13,454,498 common units, respectively, of Enterprise Products Partners.
(2)   The Parent Company’s member interest in LE GP was 40.6% and 34.9% at June 30, 2009 and 2008, respectively.

Condensed Parent Company Balance Sheet Information

The following table presents the Parent Company’s balance sheet information at the dates indicated:

	June 30,	December 31,
	2009	2008
ASSETS
Current assets	$6.9	$4.6
Investments:
Enterprise Products Partners and EPGP	830.8	829.2
TEPPCO and TEPPCO GP	689.9	708.5
Energy Transfer Equity and LE GP	1,552.5	1,564.0
Total investments	3,073.2	3,101.7
Other assets	7.2	8.2
Total assets	$3,087.3	$3,114.5

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	$20.4	$23.2
Long-term debt (see Note 11)	1,068.5	1,077.0
Other long-term liabilities	10.2	13.2
Partners’ equity	1,988.2	2,001.1
Total liabilities and partners’ equity	$3,087.3	$3,114.5

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Income Information

The following table presents the Parent Company’s income information for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Equity income:
Enterprise Products Partners and EPGP	$45.5	$42.6	$90.2	$84.1
TEPPCO and TEPPCO GP	2.3	9.8	18.2	23.0
Energy Transfer Equity and LE GP	9.1	15.1	26.6	27.1
Total equity income	56.9	67.5	135.0	134.2
General and administrative costs	4.8	1.6	6.8	3.8
Operating income	52.1	65.9	128.2	130.4
Other expense:
Interest expense	(13.0)	(16.5)	(26.2)	(34.4)
Total	(13.0)	(16.5)	(26.2)	(34.4)
Net income	$39.1	$49.4	$102.0	$96.0

Note 19.  Subsequent Event

Settlement Agreement

On August 5, 2009, the parties to the Merger Action and the Derivative Action described in Note 15 entered into the Settlement Agreement contemplated by the Memorandum of Understanding.  Pursuant to the Settlement Agreement, the board of directors of TEPPCO GP will recommend to TEPPCO’s unitholders that they approve the adoption of the merger agreement governing the proposed merger of TEPPCO and TEPPCO GP with Enterprise Products Partners and take all necessary steps to seek unitholder approval for the merger as soon as practicable.  Pursuant to the Settlement Agreement, approval of the merger will require, in addition to votes required under TEPPCO’s partnership agreement, that the actual votes cast in favor of the proposal by holders of TEPPCO’s outstanding units, excluding those held by defendants to the Derivative Action, exceed the actual votes cast against the proposal by those holders.  The Settlement Agreement further provides that the Derivative Action was considered by TEPPCO GP’s Special Committee to be a significant benefit of TEPPCO for which fair value was obtained in the merger consideration.

The Settlement Agreement is subject to customary conditions, including Delaware Court approval.  There can be no assurance that the Delaware Court will approve the settlement in the Settlement Agreement.  In such event, the proposed settlement as contemplated by the Settlement Agreement may be terminated.  See Note 3 for additional information regarding the proposed merger.  See Note 15 for additional information related to the Merger Action and the Derivative Action, including the Settlement Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three and six months ended June 30, 2009 and 2008

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report.  The following information and such Unaudited Condensed Consolidated Financial Statements should also be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Current Report on Form 8-K dated July 8, 2009 (the “Recast Form 8-K”), which retrospectively adjusted portions of our Annual Report for the year ended December 31, 2008 to reflect our adoption of Statement of Financial Accounting Standards (“SFAS”) 160 (Accounting Standards Codification (“ASC”) 810), Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, and the resulting change in presentation and disclosure requirements.

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

References to “Enterprise Products Partners” mean Enterprise Products Partners L.P., a publicly traded limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD,” and its consolidated subsidiaries.  Enterprise Products Partners has no business activities outside those conducted by its operating subsidiary, Enterprise Products Operating LLC (“EPO”).  References to “EPGP” refer to Enterprise Products GP, LLC, which is the general partner of Enterprise Products Partners.  EPGP is owned by the Parent Company.

References to “Duncan Energy Partners” mean Duncan Energy Partners L.P., which is a consolidated subsidiary of EPO and a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.”  References to “DEP GP” mean DEP Holdings, LLC, which is the general partner of Duncan Energy Partners.

References to “TEPPCO” mean TEPPCO Partners, L.P., a publicly traded limited partnership, the common units of which are listed on the NYSE under the ticker symbol “TPP.”  References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO.  TEPPCO GP is owned by the Parent Company.  On June 28, 2009, Enterprise Products Partners and TEPPCO, their respective general partners, EPGP and TEPPCO GP, and two subsidiaries of Enterprise Products Partners entered into definitive agreements to merge, see “Parent Company Recent Developments” included within this Item 2.

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

Cautionary Note Regarding Forward-Looking Statements

This management’s discussion and analysis contains various forward-looking statements and information that are based on our beliefs and those of EPE Holdings, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements.  Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and this Quarterly Report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this Quarterly Report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

Critical Accounting Policies and Estimates

A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included in our Recast Form 8-K.  Certain of these accounting policies require the use of estimates.  As more fully described therein, the following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: depreciation methods and estimated useful lives of property, plant and equipment; measuring recoverability of long-lived assets and equity method investments; amortization methods and estimated useful lives of qualifying intangible assets; methods we employ to measure the fair value of goodwill; revenue recognition policies and use of estimates for revenues and expenses; reserves for environmental matters; and natural gas imbalances.  These estimates are based on our current knowledge and understanding and may change as a result of actions we may take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows.

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

The Parent Company is owned 99.99% by its limited partners and 0.01% by its general partner, EPE Holdings.  EPE Holdings is a wholly owned subsidiary of Dan Duncan LLC, the membership interests of which are owned by Dan L. Duncan.  The Parent Company has no operations apart from its investing activities and indirectly overseeing the management of the entities controlled by it.  At June 30, 2009 the Parent Company had investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners.

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

Proposed Merger of TEPPCO and TEPPCO GP with Enterprise Products Partners

On June 28, 2009, Enterprise Products Partners, TEPPCO, their respective general partners, EPGP and TEPPCO GP, and two subsidiaries of Enterprise Products Partners entered into definitive agreements to merge TEPPCO and TEPPCO GP with Enterprise Products Partners.  Under the terms of the definitive agreements, TEPPCO and TEPPCO GP would become wholly owned subsidiaries of Enterprise Products Partners, and each of TEPPCO’s unitholders, except for a certain privately-held affiliate of EPCO, would receive 1.24 common units of Enterprise Products Partners for each TEPPCO unit.  No fractional common units would be issued in the proposed merger, and TEPPCO unitholders would, instead, receive cash in lieu of fractional common units, if any.

Under the terms of the definitive merger agreements, the Parent Company would receive 1,331,681 common units of Enterprise Products Partners and an increase in the capital account of EPGP to maintain its 2% general partner interest in Enterprise Products Partners as consideration for 100% of the membership interests of TEPPCO GP. The respective Audit, Conflicts and Governance (“ACG”) Committees of the Parent Company and EPGP each voted unanimously to approve the merger and a Special Committee of the ACG Committee of TEPPCO GP voted unanimously to recommend the merger.

Following the closing of the proposed merger, we expect affiliates of EPCO would own approximately 29.5% of Enterprise Products Partners’ outstanding limited partner units, including 3.4% of Enterprise Products Partners’ outstanding limited partner units that would be owned by the Parent Company.

Completion of the proposed merger is subject to the approval of holders of at least a majority of the outstanding TEPPCO common units.  In addition, pursuant to the merger agreement providing for the merger of TEPPCO, the number of votes cast in favor of the merger agreement by TEPPCO’s unitholders (excluding specified unitholders affiliated with EPCO and other specified officers and directors of TEPPCO GP, the Parent Company and Enterprise Products Partners) must exceed the number of votes actually cast against the merger agreement by such unaffiliated TEPPCO unitholders.  Affiliates of EPCO, including the Parent Company, have executed a support agreement in which they have agreed to vote their units in favor of the merger agreement. The closing is also subject to customary regulatory and TEPPCO unitholder approvals, including those under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  Subject to the receipt of regulatory approvals, completion of the proposed merger is expected to occur during the fourth quarter of 2009.  See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report for information regarding litigation matters associated with the proposed merger.

The proposed merger transactions will be accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. The financial and operating policies of Enterprise Products Partners, TEPPCO, the Parent Company and their respective general partners, and EPCO and its privately-held subsidiaries, are under the common control of Dan L. Duncan.

Settlement Agreement. On August 5, 2009, the parties to the Merger Action and the Derivative Action, as defined and described in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report, entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Agreement”) contemplated by the Memorandum of Understanding.  Pursuant to the Settlement Agreement, the board of directors of TEPPCO GP will recommend to TEPPCO’s unitholders that they approve the adoption of the merger agreement governing the proposed merger of TEPPCO and TEPPCO GP with Enterprise Products Partners and take all necessary steps to seek unitholder approval for the merger as soon as practicable.  Pursuant to the Settlement Agreement, approval of the merger will require, in addition to votes required under TEPPCO’s partnership agreement, that the actual votes cast in favor of the proposal by holders of TEPPCO’s outstanding units, excluding those held by defendants to the Derivative Action, exceed the actual votes cast against the proposal by those holders.  The Settlement Agreement further provides that the Derivative Action was considered by TEPPCO GP’s Special Committee to be a significant benefit of TEPPCO for which fair value was obtained in the merger consideration.

The Settlement Agreement is subject to customary conditions, including Court of Chancery of the State of Delaware Court (the “Delaware Court”) approval.  There can be no assurance that the Delaware Court will approve the settlement in the Settlement Agreement.  In such event, the proposed settlement as contemplated by the Settlement Agreement may be terminated.

Enterprise Products Partners and TEPPCO Exit Texas Offshore Port System Partnership

In August 2008, wholly owned subsidiaries of Enterprise Products Partners and TEPPCO, together with Oiltanking Holding Americas, Inc. (“Oiltanking”) formed the Texas Offshore Port System partnership (“TOPS”).  Effective April 16, 2009, Enterprise Products Partners’ and TEPPCO’s wholly owned subsidiaries dissociated (exited) from TOPS. As a result, operating costs and expenses and net income for the second quarter of 2009 reflect a non-cash charge of $68.4 million.  This loss represents the forfeiture of the cumulative investment of Enterprise Products Partners’ and TEPPCO’s affiliates in TOPS through the date of dissociation and reflects their capital contributions to TOPS for construction in progress amounts.  The impact on net income attributable to Enterprise GP Holdings L.P. was approximately $8.7 million, as nearly all of the non-cash loss was absorbed by noncontrolling interests in consolidation (i.e., by third-party and related party unitholders of Enterprise Products Partners and TEPPCO other than the Parent Company).

We believe that the dissociation of affiliates of Enterprise Products Partners and TEPPCO discharged these affiliates with respect to further obligations under the TOPS partnership agreement, and, accordingly, from associated liabilities under the related guarantees; therefore, neither Enterprise Products

Partners nor TEPPCO have recorded any amounts related to such guarantees.  See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report for litigation matters related to our affiliates’ dissociation from TOPS.

Within their respective financial statements, TEPPCO and Enterprise Products Partners accounted for their individual ownership interests in TOPS using the equity method of accounting. As a result of common control of TEPPCO and Enterprise Products Partners at the Parent Company level, TOPS was a consolidated subsidiary of the Parent Company and Oiltanking’s interest in the joint venture was accounted for as noncontrolling interest. For financial reporting purposes, our management determined that the joint venture should be included within the investment in Enterprise Products Partners’ segment.  As a result of the dissociation of our affiliates from TOPS, we discontinued the consolidation of TOPS during the second quarter of 2009.  The effect of deconsolidation was to remove the accounts of TOPS, including Oiltanking’s noncontrolling interest of $33.4 million, from our books and records, after reflecting the $68.4 million aggregate write-off of the investments related to our affiliates’ dissociation from TOPS.

Conversion of Class C Units

On February 1, 2009, all of the Parent Company’s 16,000,000 Class C Units converted to Units on a one-to-one basis.  These Units are eligible to receive cash distributions beginning with the distribution paid in May 2009 with respect to the first quarter of 2009.  For additional information regarding the Class C Units, see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

Acquisition of Additional Interests in LE GP

On January 22, 2009, the Parent Company acquired an additional 5.7% membership interest in LE GP for $0.8 million, which increased our total ownership in LE GP to 40.6%.

Review of Consolidated Results

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

Effective January 1, 2009, we adopted the provisions of SFAS 160.  SFAS 160 established accounting and reporting standards for noncontrolling interests, which were previously identified as minority interest in our financial statements.  This new standard requires, among other things, that (i) noncontrolling interests be presented as a component of equity on our consolidated balance sheet (i.e., elimination of the “mezzanine” presentation previously used for minority interest); (ii) elimination of minority interest amounts as a deduction in deriving net income or loss and, as a result, that net income or loss be allocated between controlling and noncontrolling interests; and (iii) comprehensive income or loss be allocated between controlling and noncontrolling interest.  Earnings per unit amounts are not affected by these changes.

The consolidated financial statements included in this Quarterly Report have been retrospectively adjusted to reflect the changes required by SFAS 160.  As a result, net income reported for the three and six months ended June 30, 2008 in these financial statements is higher than that disclosed previously; however, the allocation of such net income results in our unitholders, general partner and noncontrolling interests (i.e., the former minority interest) receiving the same amounts as they did previously.  For information regarding noncontrolling interest, see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

We evaluate segment performance based on operating income. For additional information regarding our business segments, see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

The following table summarizes our financial information by business segment for the periods indicated (dollars in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues:
Investment in Enterprise Products Partners	$3,507.9	$6,339.7	$6,931.0	$12,024.2
Investment in TEPPCO	1,974.5	4,240.7	3,491.5	7,107.4
Eliminations (1)	(48.1)	(41.8)	(101.2)	(86.7)
Total revenues	5,434.3	10,538.6	10,321.3	19,044.9
Costs and expenses:
Investment in Enterprise Products Partners (2)	3,230.3	5,984.1	6,294.7	11,316.5
Investment in TEPPCO	1,889.1	4,153.9	3,288.5	6,907.7
Other, non-segment including Parent Company (3)	(44.3)	(39.1)	(94.5)	(78.8)
Total costs and expenses	5,075.1	10,098.9	9,488.7	18,145.4
Equity in income (loss) of unconsolidated affiliates:
Investment in Enterprise Products Partners	10.9	13.4	18.2	22.3
Investment in TEPPCO	(1.3)	0.6	(1.2)	(0.5)
Investment in Energy Transfer Equity (4)	9.1	15.1	26.6	27.1
Total equity in income (loss) of unconsolidated affiliates	18.7	29.1	43.6	48.9
Operating income:
Investment in Enterprise Products Partners (2)	288.5	369.0	654.5	730.0
Investment in TEPPCO	84.1	87.4	201.8	199.2
Investment in Energy Transfer Equity	9.1	15.1	26.6	27.1
Other, non-segment including Parent Company	(3.8)	(2.7)	(6.7)	(7.9)
Total operating income	377.9	468.8	876.2	948.4
Interest expense	(171.6)	(145.4)	(337.3)	(293.9)
Provision for income taxes	(3.1)	(7.9)	(19.1)	(12.4)
Other income, net	0.9	1.4	2.1	2.9
Net income	204.1	316.9	521.9	645.0
Net income attributable to noncontrolling interest (5)	(165.0)	(267.5)	(419.9)	(549.0)
Net income attributable to Enterprise GP Holdings L.P.	$39.1	$49.4	$102.0	$96.0

(1)   Represents the elimination of revenues between our business segments.
(2)   Amounts for the three and six months ended June 30, 2009, include a non-cash charge of $68.4 million resulting from the dissociation by affiliates of Enterprise Products Partners and TEPPCO from TOPS. Prior to the dissociation, management had elected for TOPS to be included in our investment in Enterprise Products Partners segment.
(3)   Represents the elimination of expenses between business segments. In addition, these amounts include general and administrative costs of the Parent Company. Such costs were $4.8 million and $1.6 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, such costs were $6.8 million and $3.8 million, respectively.
(4)   Represents equity income from the Parent Company’s investments in Energy Transfer Equity and LE GP.
(5)   Noncontrolling interest represents the allocation of earnings of our consolidated subsidiaries to third party and related party owners of such entities other than the Parent Company. See Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report for information regarding our noncontrolling interest amounts.

Review of Segment Operating Income Amounts

Comparison of Three Months Ended June 30, 2009 and 2008

Investment in Enterprise Products Partners.  Segment revenues decreased $2.83 billion quarter-to-quarter primarily due to lower energy commodity sales prices associated with Enterprise Products Partners’ marketing activities. Likewise, segment costs and expenses decreased $2.75 billion quarter-to-quarter primarily due to a $2.40 billion decrease in the cost of sales associated with such marketing activities due to the lower commodity prices.  In addition, operating costs and expenses of Enterprise Products Partners’ natural gas processing plants decreased $353.9 million quarter-to-quarter primarily due to lower plant thermal reduction (i.e., PTR) costs attributable to the decline in energy commodity prices.  Operating costs and expenses for the second quarter of 2009 include a $68.4 million non-cash charge resulting from the dissociation by our affiliates from TOPS.  For additional information regarding the dissociation, see “Parent Company Recent Developments” included within this Item 2.  Segment costs and expenses for the second quarter of 2009 include $4.3 million of expenses related to the proposed merger of TEPPCO and TEPPCO GP with Enterprise Products Partners.

Segment revenues and certain operating costs and expenses can fluctuate significantly based on the level of energy commodity prices (e.g., the price of natural gas and natural gas liquids (“NGLs”)) without necessarily affecting segment operating income to the same degree.  The weighted-average indicative market price for NGLs was $0.76 per gallon during the second quarter of 2009 versus $1.70 per gallon during the second quarter of 2008 – a 55% decrease quarter-to-quarter.  Our determination of the weighted-average indicative market price for NGLs is based on U.S. Gulf Coast prices for such products at Mont Belvieu, Texas, which is the primary industry hub for domestic NGL production.  The market price of natural gas (as measured at Henry Hub) decreased 68% quarter-to-quarter to an average of $3.51 per million British thermal units (“MMBtus”) during the second quarter of 2009 versus $10.94 per MMBtus during the second quarter of 2008. Total segment operating income decreased $80.5 million quarter-to-quarter due to the non-cash charge associated with the dissociation from TOPS and the underlying performance of Enterprise Products Partners’ business lines.

Enterprise Products Partners operates in four primary business lines: NGL Pipelines & Services, Onshore Natural Gas Pipelines & Services, Offshore Pipelines & Services and Petrochemical Services.  Operating income attributable to NGL Pipelines & Services increased $20.7 million quarter-to-quarter.  Improved results from this business line are primarily attributable to Enterprise Products Partners’ Rocky Mountains natural gas processing facilities and related hedging program and its NGL marketing activities, which benefited from higher sales margins and increased equity NGL production.  In addition, this business line benefited from lower fuel costs during the second quarter of 2009 relative to the second quarter of 2008.  Operating income attributable to Onshore Natural Gas Pipelines & Services decreased $54.1 million quarter-to-quarter primarily due to lower revenues earned by Enterprise Products Partners’ San Juan gathering system from fees indexed to regional natural gas prices and lower condensate sales revenues.

Operating income attributable to Offshore Pipelines & Services decreased $36.8 million quarter-to-quarter.  Results from this business line for the second quarter of 2009 were negatively impacted by the $68.4 million non-cash charge related to the dissociation from TOPS, which was partially offset by a $44.1 million increase in operating income from Enterprise Products Partners’ Independence Hub platform and related Independence Trail pipeline.  The Independence Hub platform and Trail pipeline were out of service for approximately 66 days due to repairs during the second quarter of 2008.  Operating income attributable to Petrochemical Services decreased $10.3 million quarter-to-quarter primarily due to a decrease in by-product revenues caused by lower NGL prices during the second quarter of 2009 relative to the second quarter of 2008.

Investment in TEPPCO.  Segment revenues decreased $2.27 billion quarter-to-quarter primarily due to lower crude oil sales prices and volumes during the second quarter of 2009 relative to the second quarter of 2008.  Segment costs and expenses decreased $2.26 billion quarter-to-quarter primarily due to lower cost of sales associated with TEPPCO’s crude oil marketing activities caused by the decrease in crude oil prices.  Segment costs and expenses for the second quarter of 2009 include $6.8 million of expenses related to the proposed merger of TEPPCO with Enterprise Products Partners. Segment revenues and certain operating costs and expenses can fluctuate significantly based on the level of energy commodity prices (e.g., the price of crude oil) without necessarily affecting segment operating income to the same degree.  Changes in TEPPCO’s revenues and costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices.  The market price of crude oil (as measured on the New York Mercantile Exchange (“NYMEX”)) averaged $59.79 per barrel during the second quarter of 2009 compared to an average of $123.80 per barrel during the second quarter of 2008 – a 52% decrease. Total segment operating income decreased $3.3 million quarter-to-quarter.

TEPPCO operates in four primary business lines:  Downstream, Upstream, Midstream and Marine Services. Operating income attributable to Downstream decreased $2.9 million quarter-to-quarter primarily due to a non-cash impairment charge related to an idle river terminal recorded during the second quarter of 2009.  Operating income attributable to Upstream increased $3.2 million quarter-to-quarter primarily due to higher crude oil sales margins.

Operating income attributable to Midstream decreased $3.3 million quarter-to-quarter.  The effects of higher operating costs and expenses and reduced condensate sales revenues for the second quarter of 2009 relative to the second quarter of 2008 more than offset a $7.5 million quarter-to-quarter increase in gathering revenues on the Jonah system attributable to higher volumes.  Operating income attributable to Marine Services decreased $0.3 million quarter-to-quarter primarily due to lower revenues resulting from a decline in fleet utilization rates, which were partially offset by lower fuel costs.

Investment in Energy Transfer Equity.  Segment operating income was $9.1 million for the second quarter of 2009 compared to $15.1 million for the second quarter of 2008.  This segment reflects the Parent Company’s noncontrolling ownership interests in Energy Transfer Equity and its general partner, LE GP, both of which are accounted for using the equity method.  Equity income from these investments is derived from financial statements published in the SEC filings of Energy Transfer Equity.

Energy Transfer Equity reported operating income of $215.0 million for the second quarter of 2009 compared to $221.9 million for the second quarter of 2008.  According to Energy Transfer Equity, the $6.9 million quarter-to-quarter decrease in its operating income is largely due to  (i) lower fuel retention revenues associated with its intrastate transportation and storage business line due to lower natural gas prices during the second quarter of 2009 relative to the second quarter of 2008, (ii) a quarter-to-quarter decrease in natural gas processing margins, (iii) higher depreciation expense during the second quarter of 2009 due to the completion of certain expansion capital projects and (iv) a quarter-to-quarter increase in general and administrative costs primarily due to higher professional services fees and employee costs.  Reduced operating income attributable to the foregoing was partially offset by the effects of improved retail propane sales margins, including the effects of ETP’s hedging program, contributions from recently completed growth projects and lower fuel costs during the second quarter of 2009 compared to the second quarter of 2008.  Other expense, net, increased $24.2 million quarter-to-quarter primarily due to higher interest expense attributable to increased borrowings used to finance capital projects.  After taking into account noncontrolling interests, income attributable to the partners of Energy Transfer Equity decreased to $104.4 million for the second quarter of 2009 from $120.4 million for the second quarter of 2008.

Before the amortization of excess cost amounts, our equity income from Energy Transfer Equity and LE GP was a collective $18.2 million for the second quarter of 2009 versus $21.1 million for the same period in 2008.  Our equity income from these investments were reduced by $9.1 million and $6.0 million of excess cost amortization during the second quarters of 2009 and 2008, respectively.  For additional information regarding our investments in Energy Transfer Equity and LE GP, see Note 8 of the Notes to Consolidated Financial Statements included under Item 1 of this Quarterly Report.

Comparison of Six Months Ended June 30, 2009 and 2008

Investment in Enterprise Products Partners.  Segment revenues decreased $5.09 billion period-to-period primarily due to lower energy commodity sales prices associated with Enterprise Products Partners’ marketing activities.  Likewise, segment costs and expenses decreased $5.02 billion period-to-period primarily due to a $4.32 billion decrease in the cost of sales associated with such marketing activities due to the lower commodity prices.  In addition, operating costs and expenses of Enterprise Products Partners’ natural gas processing plants decreased $664.6 million period-to-period primarily due to lower PTR costs attributable to the decline in energy commodity prices.  Operating costs and expenses for the first six months of 2009 include a $68.4 million non-cash charge resulting from the dissociation by our affiliates from TOPS.  Segment costs and expenses for the first six months of 2009 include $4.3 million of expenses related to the proposed merger of TEPPCO and TEPPCO GP with Enterprise Products Partners.

Segment revenues and certain operating costs and expenses can fluctuate significantly based on the level of energy commodity prices without necessarily affecting segment operating income to the same degree.  The weighted-average indicative market price for NGLs was $0.71 per gallon during the first six months of 2009 versus $1.60 per gallon during the first six months of 2008 – a 56% decrease period-to-period.  The Henry Hub market price of natural gas decreased 56% period-to-period to an average of $4.21 per MMBtus during the first six months of 2009 versus $9.49 per MMBtus during the first six months of 2008.  Total segment operating income decreased $75.5 million period-to-period due to the non-cash charge associated with the dissociation from TOPS and the underlying performance of Enterprise Products Partners’ business lines.

Operating income attributable to NGL Pipelines & Services increased $61.6 million period-to-period.  Improved results from this business line are primarily attributable to Enterprise Products Partners’ Rocky Mountains natural gas processing facilities and related hedging program and its NGL marketing activities, which benefited from higher sales margins and increased equity NGL production.  In addition, this business line benefited from lower fuel costs during the first six months of 2009 relative to the first six months of 2008.  Operating income attributable to Onshore Natural Gas Pipelines & Services decreased $55.3 million period-to-period.  Lower revenues earned by Enterprise Products Partners’ San Juan gathering system from fees indexed to regional natural gas prices and lower condensate sales revenues were partially offset by the effects of higher natural gas sales volumes and asset utilization from increased natural gas marketing activities during the first six months of 2009 relative to the first six months of 2008.

Operating income attributable to Offshore Pipelines & Services decreased $59.8 million period-to-period.  Results from this business line for the first six months of 2009 were negatively impacted by the $68.4 million non-cash charge related to TOPS and the lingering effects of Hurricanes Gustav and Ike.  Operating income attributable to Enterprise Products Partners’ Independence Hub platform and Trail pipeline increased $45.8 million period-to-period, which reflects downtime and repair expenses incurred during the first six months of 2008.  Operating income attributable to Petrochemical Services decreased $22.0 million period-to-period primarily due to lower by-product revenues caused by a decline in commodity prices.

On August 4, 2009, the operator of the Independence Hub platform announced that it expects to perform scheduled maintenance on the platform beginning August 4, 2009 through the end of the third quarter of 2009.  The planned maintenance will result in an estimated reduction in natural gas volumes of between 150 MMcf/d and 250 MMcf/d, gross, on any given day from previous run-rate levels.  Also on August 4, 2009, Enterprise Products Partners experienced a fire at its platform connected to its High Island Offshore System.  The platform was evacuated and the fire was extinguished.  Enterprise Products Partners is still in the process of assessing the extent of the damage.  Based on information currently available, management does not expect that these two developments will have a material impact on Enterprise Products Partners’ consolidated financial position, results of operations or cash flows.

Investment in TEPPCO.  Segment revenues decreased $3.62 billion period-to-period primarily due to lower crude oil sales prices during the first six months of 2009 relative to the first six months of 2008.  Segment costs and expenses decreased $3.62 billion period-to-period primarily due to lower cost of sales associated with TEPPCO’s crude oil marketing activities caused by the decrease in crude oil prices.  Segment costs and expenses for the first six months of 2009 include $6.8 million of expenses related to the proposed merger of TEPPCO and TEPPCO GP with Enterprise Products Partners.  Segment revenues and certain operating costs and expenses can fluctuate significantly based on the level of energy commodity prices without necessarily affecting segment operating income to the same degree.  The NYMEX market price of crude oil averaged $51.55 per barrel during the first six months of 2009 compared to an average of $110.81 per barrel during the first six months of 2008 – a 53% decrease.  Total segment operating income increased $2.6 million period-to-period.

Operating income attributable to Downstream decreased $3.8 million period-to-period primarily due to lower refined product transportation fees and volumes and a non-cash impairment charge related to an idle river terminal recorded during 2009.  Operating income attributable to Upstream increased $14.9 million period-to-period primarily due to higher crude oil transportation revenues and sales margins and volumes.

Operating income attributable to Midstream decreased $6.8 million period-to-period.  The effects of higher operating costs and expenses and lower condensate sales revenues for the first six months of 2009 relative to the first six months of 2008 more than offset a $15.7 million period-to-period increase in gathering revenues on the Jonah system attributable to higher volumes.  Operating income attributable to Marine Services decreased $1.7 million period-to-period.  Results for this business line were negatively impacted by a decrease in fleet utilization rates attributable to reduced demand for barge services during the first six months of 2009 compared to the first six months of 2008.

Investment in Energy Transfer Equity.  Segment operating income was $26.6 million for the first six months of 2009 compared to $27.1 million for the first six months of 2008.  Equity income from these investments are derived from financial statements published in the SEC filings of Energy Transfer Equity.

Energy Transfer Equity reported operating income of $571.1 million for the first six months of 2009 compared to $589.9 million for the first six months of 2008.  According to Energy Transfer Equity, the $18.8 million period-to-period decrease in its operating income is largely due to (i) lower fuel retention revenues associated with its intrastate transportation and storage business line due to lower natural gas prices during the first six months of 2009 relative to the first six months of 2008, (ii) a period-to-period decrease in natural gas processing margins, (iii) higher depreciation expense during the first six months of 2009 due to the completion of certain expansion capital projects and (iv) a period-to-period increase in general and administrative costs primarily due to higher professional services fees and employee costs.  Reduced operating income attributable to the foregoing was partially offset by the effects of improved retail propane sales margins, including the effects of ETP’s hedging program, contributions from recently completed growth projects and lower fuel costs during the first six months of 2009 compared to the first six months of 2008.  After taking into account noncontrolling interests, income attributable to the partners of Energy Transfer Equity increased to $255.9 million for the first six months of 2009 from $247.1 million for the first six months of 2008.

Before the amortization of excess cost amounts, our equity income from Energy Transfer Equity and LE GP was a collective $44.9 million for the first six months of 2009 versus $43.1 million for the same period in 2008.  Our equity income from these investments were reduced by $18.3 million and $16.0 million of excess cost amortization during the first six months of 2009 and 2008, respectively.

Review of Consolidated Interest Expense Amounts

The following table presents the components of interest expense as presented in our Unaudited Condensed Statements of Consolidated Operations for the periods indicated (dollars in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest expense attributable to:
Consolidated debt obligations of Enterprise Products Partners	$126.2	$95.8	$246.6	$187.8
Consolidated debt obligations of TEPPCO	32.4	33.1	64.5	71.7
Parent Company debt obligations	13.0	16.5	26.2	34.4
Total interest expense	$171.6	$145.4	$337.3	$293.9

Interest expense for Enterprise Products Partners increased during the second quarter of 2009 relative to the second quarter of 2008 primarily due to the issuance of EPO Senior Notes O in the fourth quarter of 2008 and a $12.0 million decrease in capitalized interest quarter-to-quarter.  Enterprise Products Partners’ average debt principal outstanding increased during the second quarter of 2009 to $9.40 billion from $7.60 billion during the second quarter of 2008 primarily due to debt incurred to fund growth capital investments.  Interest expense for Enterprise Products Partners increased during the six months ended June 30, 2009 relative to the six months ended June 30, 2008 primarily due to the issuance of EPO Senior Notes M and N in the second quarter of 2008, EPO Senior Notes O in the fourth quarter of 2008 and an $18.0 million decrease in capitalized interest period-to-period.  Enterprise Products Partners’ average debt principal outstanding increased during the six months ended June 30, 2009 to $9.28 billion from $7.38 billion during the six months ended June 30, 2008 primarily due to debt incurred to fund growth capital investments.  Interest expense for TEPPCO decreased during the six months ended June 30, 2009 relative to the six months ended June 30, 2008 primarily due to losses of $8.7 million it recognized in the first quarter of 2008 related to the early extinguishment of debt.  See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report for information regarding our consolidated debt obligations, which include the consolidated debt obligations of Enterprise Products Partners and TEPPCO.

The Parent Company’s interest expense decreased in current year periods relative to prior year periods primarily due to lower interest rates. The weighted-average interest rate paid by the Parent Company during the second quarter of 2009 was 2.83% compared to 4.90% for the second quarter of 2008.  The weighted-average interest rate paid by the Parent Company during the six months ended June 30, 2009 was 2.99% compared to 5.59% for the six months ended June 30, 2008.

Review of Consolidated Noncontrolling Interest Amounts

The following table presents the components of net income attributable to noncontrolling interest as presented on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated (dollars in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Limited partners of Enterprise Products Partners (1)	$142.6	$220.6	$323.3	$438.8
Limited partners of Duncan Energy Partners	6.5	4.8	11.6	9.2
Limited partners of TEPPCO (1)	9.0	37.9	71.2	88.8
Joint venture partners	6.9	4.2	13.8	12.2
Total	$165.0	$267.5	$419.9	$549.0

(1)   Net income attributable to the limited partners of Enterprise Products Partners and TEPPCO decreased in current year periods relative to prior year periods primarily due to a non-cash charge of $34.2 million recognized by each Enterprise Products Partners and TEPPCO during the second quarter of 2009 related to their dissociation from TOPS.

Liquidity and Capital Resources

On a consolidated basis, our primary cash requirements, in addition to normal operating expenses and debt service, are for capital expenditures, business combinations and distributions to partners and noncontrolling interest holders. Enterprise Products Partners and TEPPCO expect to fund their short-term needs for amounts such as operating expenses and sustaining capital expenditures with operating cash flows and revolving credit arrangements.  Capital expenditures for long-term needs resulting from internal growth projects and business acquisitions are expected to be funded by a variety of sources (either separately or in combination), including cash flows from operating activities, borrowings under credit facilities, the issuance of additional equity and debt securities and proceeds from divestitures of ownership interests in assets to affiliates or third parties. We expect to fund cash distributions to partners primarily with operating cash flows. Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements.

The following table summarizes key components of our Unaudited Condensed Statements of Consolidated Cash Flows for the periods indicated (dollars in millions):

	For the Six Months
	Ended June 30,
	2009	2008
Net cash flows provided by operating activities:
EPGP and subsidiaries (1)	$437.5	$694.3
TEPPCO GP and subsidiaries (2)	207.5	163.5
Parent company (3)	145.3	109.6
Eliminations and adjustments (4)	(139.7)	(145.0)
Net cash flows provided by operating activities	650.6	822.4
Cash used in investing activities:
EPGP and subsidiaries (1)	(642.1)	(1,032.0)
TEPPCO GP and subsidiaries (2)	(234.6)	(564.1)
Parent company	(8.9)	(0.7)
Eliminations and adjustments	(2.5)	32.2
Cash used in investing activities	(888.1)	(1,564.6)
Cash provided by financing activities:
EPGP and subsidiaries (1)	236.5	322.2
TEPPCO GP and subsidiaries (2)	27.1	400.6
Parent company	(133.9)	(109.9)
Eliminations and adjustments (4)	123.3	112.1
Cash provided by financing activities	253.0	725.0
Cash on hand at end of period (unrestricted):
EPGP and subsidiaries (1)	65.1	24.1
TEPPCO GP and subsidiaries (2)	--	--
Parent Company	5.0	0.7
Total	70.1	24.8

(1)   Represents consolidated cash flow information reported by EPGP and subsidiaries, which includes Enterprise Products Partners.
(2)   Represents consolidated cash flow information reported by TEPPCO GP and subsidiaries, which includes TEPPCO.
(3)   Equity income and distributions from our investment in Energy Transfer Equity are presented as operating cash flows.
(4)   Distributions received by the Parent Company from its investments in Enterprise Products Partners and TEPPCO (as reflected in operating cash flows for the Parent Company) are eliminated against cash distributions paid to owners by EPGP, TEPPCO GP and their respective subsidiaries (as reflected in financing activities).

Our total consolidated debt obligations were $13.21 billion and $12.71 billion at June 30, 2009 and December 31, 2008, respectively.  For detailed information regarding our debt obligations, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

Enterprise Products Partners and TEPPCO each have a universal shelf registration statement on file with the SEC that allows them to issue an unlimited amount of debt and equity securities. In January 2009, Enterprise Products Partners issued 10.6 million of its common units under this registration statement, which generated net proceeds of $225.6 million.  In June 2009, EPO sold $500.0 million in principal amount of senior unsecured notes under its universal shelf registration statement.

Duncan Energy Partners has a universal shelf registration statement on file with the SEC that authorizes its issuance of up to $1.00 billion in debt and equity securities.  Duncan Energy Partners issued an aggregate 8.9 million of its common units in June and July 2009, which generated net proceeds of approximately $137.7 million ($123.2 million of which had been received as of June 30, 2009).  Duncan Energy Partners used the net proceeds from its issuance of these units to repurchase and cancel an equal number of its common units beneficially owned by EPO.  After taking into account such issuance of securities under this universal shelf registration statement, Duncan Energy Partners can issue approximately $856.4 million of additional securities under this registration statement as of August 1, 2009.

In addition, Enterprise Products Partners and TEPPCO each have registration statements on file with the SEC in connection with their respective distribution reinvestment programs (“DRIP”).  Affiliates of EPCO reinvested $144.0 million of the distributions they received from Enterprise Products Partners into the acquisition of additional common units of Enterprise Products Partners through its DRIP, during the six months ended June 30, 2009.  In connection with the proposed merger of TEPPCO with Enterprise Products Partners, TEPPCO suspended its DRIP program on July 1, 2009.

We forecast that Enterprise Products Partners’ capital spending for property, plant and equipment for the remainder of 2009 (i.e., the third and fourth quarters) will approximate $475.0 million.  In addition, we forecast that TEPPCO’s capital spending for the remainder of 2009 will be approximately $150 million.  These forecasts are based on Enterprise Products Partners’ and TEPPCO’s announced strategic operating and growth plans and exclude amounts associated with TOPS, which Enterprise Products Partners and TEPPCO announced their dissociation from in April 2009.  These plans are dependent upon each entity’s ability to obtain the required funds from its operating cash flows or other means, including borrowings under debt agreements, the issuance of debt and equity securities and/or the divestiture of assets.  Such forecasts may change due to factors beyond Enterprise Products Partners’ or TEPPCO’s control, such as weather-related issues, changes in supplier prices or adverse economic conditions.  Furthermore, such forecasts may change as a result of decisions made by management at a later date, which may include unexpected acquisitions, decisions to take on additional partners and changes in the timing of expenditures.  The success of Enterprise Products Partners or TEPPCO in raising capital, including the formation of joint ventures to share costs and risks, continues to be a principal factor that determines how much each entity can spend in connection with their respective capital programs.

EPO’s senior notes are rated investment-grade. Moody’s Investor Service (“Moody’s”) assigned a rating of Baa3 and Standard & Poor’s and Fitch Ratings each assigned a rating of BBB-.  The senior notes of TEPPCO are also rated as investment-grade.  These debt securities are rated Baa3 by Moody’s and BBB- by Standard & Poor’s and Fitch Ratings.

The Parent Company’s credit facilities are rated Ba2, BB- and BB by Moody’s, Standard & Poor’s and Fitch Ratings, respectively.  Recently, there has been limited access to the institutional leveraged loan market for companies with similar ratings to those of the Parent Company.  At this time, we are unable to estimate when these market conditions will improve.

On June 29, 2009, following the announcement that Enterprise Products Partners and TEPPCO had executed definitive agreements to merge, Fitch affirmed its rating for EPO’s and TEPPCO’s senior notes, while Moody’s and Standard & Poor’s published reports indicating that the proposed merger did not affect EPO’s and TEPPCO’s ratings.  Moody’s added that the combination would further strengthen Enterprise Products Partners’ position within its Baa3 rating.  Each agency assumed, based on management’s objectives, that (i) the debt of TEPPCO and EPO would be pari passu upon completion of the merger, (ii) Enterprise Products Partners will be able to maintain or refinance TEPPCO’s current revolver borrowings, and (iii) the pro forma credit measures of EPO remain consistent with Fitch Ratings’ pre-merger estimates.  We do not expect a change in our credit ratings if the proposed merger is consummated in accordance with the terms of the definitive merger agreements.

Cash Flow Analysis - EPGP and Subsidiaries

At June 30, 2009, total liquidity of EPGP and its consolidated subsidiaries (primarily Enterprise Products Partners) was $1.08 billion, which includes availability under Enterprise Products Partners’ consolidated credit facilities and unrestricted cash on hand.  The principal amount of Enterprise Products Partners’ consolidated debt obligations totaled $9.36 billion at June 30, 2009.  The following information highlights significant changes in the operating, investing and financing cash flows for EPGP and its consolidated subsidiaries.

Comparison of Six Months Ended June 30, 2009 with Six Months Ended June 30, 2008

Operating Activities.  Net cash flow provided by operating activities was $437.5 million for the six months ended June 30, 2009 compared to $694.3 million for the six months ended June 30, 2008. Enterprise Products Partners’ businesses generated slightly lower operating income period-to-period; however, the reduction in operating cash flows is primarily due to the timing of related cash receipts and disbursements and an increase in NGL forward sales inventory.

Enterprise Products Partners’ cash payments for interest increased $11.9 million period-to-period primarily due to increased borrowings to finance its capital spending program and for general partnership purposes.  Cash distributions received from unconsolidated affiliates decreased $17.5 million period-to-period primarily due to lower distributions received from Deepwater Gateway, L.L.C.

As a result of market conditions, Enterprise Products Partners significantly increased its physical inventory purchases and related forward physical sales commitments during 2009.  Of the $527.0 million in forward sales inventory at June 30, 2009, approximately $432.0 million relates to forward sales NGL volumes.  In general, the significant increase in volumes dedicated to forward physical sales contracts improves the overall utilization and profitability of Enterprise Products Partners’ fee-based assets.  The cash invested in forward sales NGL inventories is expected to be recovered within the next twelve months, with approximately $163.4 million to be realized by December 31, 2009.

Investing Activities.  Cash used in investing activities was $642.1 million for the six months ended June 30, 2009 compared to $1.03 billion for the six months ended June 30, 2008.  Capital spending for property, plant and equipment, net of contributions in aid of construction costs, decreased $443.7 million period-to-period.   Restricted cash related to Enterprise Products Partners’ hedging activities decreased $51.6 million period-to-period (a cash inflow) primarily related to a reduction of margin requirements related to derivative instruments.  Cash used for business combinations for the six months ended June 30, 2009 reflects Enterprise Products Partners’ $23.7 million acquisition of rail and truck terminal facilities located in Mont Belvieu, Texas from Martin Midstream Partners L.P. (“Martin”) in May 2009.

Financing Activities. Cash provided by financing activities was $236.5 million for the six months ended June 30, 2009 compared to $322.2 million for the six months ended June 30, 2008.  Net borrowings under Enterprise Products Partners’ consolidated debt agreements decreased $537.8 million period-to-period primarily due to lower amounts of senior notes issued period-to-period, the repayment of the $217.6 million Yen Term Loan in March 2009, partially offset by an increase in net repayments under EPO’s Revolver period-to-period.  During the six months ended June 30, 2008, EPO issued $1.10 billion in senior notes (EPO Senior Notes M and N) compared to $500.0 million in senior notes (EPO Senior Notes P) during the six months ended June 30, 2009.

Cash distributions paid by Enterprise Products Partners to its limited partners increased $57.4 million period-to-period due to increases in common units outstanding and quarterly cash distribution rates.  Contributions from noncontrolling interests increased $476.7 million period-to-period primarily due to net proceeds received by Enterprise Products Partners and Duncan Energy Partners from their common unit offerings in January and June 2009, respectively.

Net proceeds from the issuance of Enterprise Products Partners’ common units increased $360.8 million period-to-period.  An underwritten equity offering in January 2009 generated net proceeds of $225.6 million reflecting the sale of 10,590,000 common units of Enterprise Products Partners.  In addition, proceeds generated by Enterprise Products Partners’ DRIP and employee unit purchase plan increased $131.0 million period-to-period, primarily from affiliates of EPCO.

Cash Flow Analysis - TEPPCO GP and Subsidiaries

At June 30, 2009, total liquidity of TEPPCO GP and its consolidated subsidiaries (primarily TEPPCO) was $201.5 million, which includes availability under TEPPCO’s consolidated credit facilities. The principal amount of TEPPCO’s consolidated debt obligations totaled $2.72 billion at June 30, 2009.

The following information highlights significant changes in the operating, investing and financing cash flows for TEPPCO GP and its consolidated subsidiaries.

Comparison of Six Months Ended June 30, 2009 with Six Months Ended June 30, 2008

Operating Activities. Net cash flow provided by operating activities was $207.5 million for the six months ended June 30, 2009 compared to $163.5 million for the six months ended June 30, 2008.  The $44.0 million increase in operating cash flows is primarily due to the timing of cash receipts and disbursements between periods and a $9.9 million increase in distributions from unconsolidated affiliates.  TEPPCO’s cash payments for interest increased $6.5 million period-to-period primarily due to an increase in debt outstanding, including a higher outstanding balance on the TEPPCO Revolver, partially offset by the redemption of TE Products senior notes in 2008.

Investing Activities.  Cash used in investing activities was $234.6 million for the six months ended June 30, 2009 compared to $564.1 million for the same period in 2008.  The $329.5 million period-to-period decrease in cash used for investing activities is primarily due to a $295.6 million decrease in cash outlays for business combinations and a $47.1 million decrease in investments in unconsolidated affiliates (primarily Jonah), partially offset by a $12.1 million increase in capital expenditures for property, plant and equipment.  During the six months ended June 30, 2009 and 2008, TEPPCO spent approximately $50.0 million and $345.6 million, respectively, in cash to complete business combinations related to its Marine Services business line.

Financing Activities. Cash provided by financing activities was $27.1 million the six months ended June 30, 2009 compared to $400.6 million for the same period in 2008.  In March 2008, TEPPCO sold $250.0 million in principal amount of 5-year senior notes, $350.0 million of 10-year senior notes and $400.0 million of 30-year senior notes.  In January 2008, TEPPCO repaid $355.0 million in principal amount of the TE Products senior notes.  Net borrowings under the TEPPCO Revolver increased $166.7 million period-to-period. The early termination and settlement by TEPPCO of interest rate hedging derivative instruments during the six months ended June 30, 2008, resulted in net cash payments of $52.1 million.  Cash distributions to TEPPCO’s limited partners increased $27.1 million period-to-period due to an increase in common units outstanding and quarterly cash distribution rates.

Cash Flow Analysis - Parent Company

The primary sources of cash flow for the Parent Company are its investments in limited and general partner interests of publicly-traded limited partnerships.  The cash distributions the Parent Company receives from its investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners are exposed to certain risks inherent in the underlying business of each entity.  See Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A of each of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and this Quarterly Report for a discussion of these risks.

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

The following table summarizes key components of the Parent Company’s cash flow information for the periods indicated (dollars in millions):

	For the Six Months
	Ended June 30,
	2009	2008
Net cash flows provided by operating activities (1)	$145.3	$109.6
Cash used in investing activities (2)	8.9	0.7
Cash used in financing activities (3)	133.9	109.9
Cash and cash equivalents, end of period	5.0	0.7

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

The following table presents cash distributions received from unconsolidated affiliates and cash distributions paid by the Parent Company for the periods indicated (dollars in millions):

	For the Six Months
	Ended June 30,
	2009	2008
Cash distributions from investees: (1)
Investment in Enterprise Products Partners:
From common units of Enterprise Products Partners (2)	$14.5	$13.5
From 2% general partner interest in Enterprise Products Partners	9.9	9.0
From general partner incentive distribution rights in distributions of
Enterprise Products Partners	71.7	58.7
Investment in TEPPCO:
From 4,400,000 common units of TEPPCO	6.5	6.2
From 2% general partner interest in TEPPCO	3.1	2.6
From general partner incentive distribution rights in distributions of TEPPCO	27.8	23.3
Investment in Energy Transfer Equity:
From 38,976,090 common units of Energy Transfer Equity	40.4	38.6
From member interest in LE GP (3)	0.4	0.2
Total cash distributions from unconsolidated affiliates	$174.3	$152.1

Distributions by the Parent Company:
EPCO and affiliates	$95.8	$76.5
Public	29.6	26.4
General partner interest	*	*
Total distributions by the Parent Company	$125.4	$102.9

                  *   Amount is negligible.
(1)   Represents cash distributions received during each reporting period.
(2)   As of June 30, 2009 and 2008, the Parent Company owned 13,670,925 and 13,454,498 common units, respectively, of Enterprise Products Partners.
(3)   The Parent Company’s member interest in LE GP was 40.6% and 34.9% at June 30, 2009 and 2008, respectively.

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

On a quarterly basis, we monitor the underlying business fundamentals of our investments in unconsolidated affiliates and test such investments for impairment when impairment indicators are present. As a result of our reviews for the second quarter of 2009, no impairment charges were required.  We have the intent and ability to hold our equity method investments, which are integral to our operations.

Other Items

Contractual Obligations

With the exception of routine fluctuations in the balance of our consolidated revolving credit facilities, the issuance of EPO Senior Notes P, the execution of a long-term right-of-way agreement with the Jicarilla Apache Nation, the termination of a lease agreement with Martin for rail and truck terminal facilities in Mont Belvieu, Texas and the effects of Enterprise Products Partners’ and TEPPCO’s dissociation from TOPS on our purchase commitments, there have been no significant changes in our contractual obligations since those reported in our Recast Form 8-K.

Off-Balance Sheet Arrangements

There have been no significant changes with regards to our off-balance sheet arrangements since those reported in our Recast Form 8-K.

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

Recent Accounting Pronouncements

The accounting standard setting bodies have recently issued the following accounting guidance since those reported in our Recast Form 8-K that will or may affect our future financial statements:

•	FSP FAS 157-4 (ASC 820), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly;

•	FSP FAS 107-1 and APB 28-1 (ASC 825), Interim Disclosures About Fair Value of Financial Instruments;

•	SFAS 165 (ASC 855), Subsequent Events;

•	SFAS 167 (ASC 810), Amendments to FASB Interpretation No. 46(R); and

•	SFAS 168 (ASC 105), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.

For additional information regarding recent accounting developments, see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

Insurance Matters

EPCO completed its annual insurance renewal process during the second quarter of 2009.  In light of recent hurricane and other weather-related events, the renewal of policies for weather-related risks resulted in significant increases in premiums and certain deductibles, as well as changes in the scope of coverage.

EPCO’s deductible for onshore physical damage from windstorms increased from $10.0 million per storm to $25.0 million per storm.  EPCO’s onshore program currently provides $150.0 million per occurrence for named windstorm events compared to $175.0 million per occurrence in the prior year.  With respect to offshore assets, the windstorm deductible increased significantly from $10.0 million per storm (with a one-time aggregate deductible of $15.0 million) to $75.0 million per storm.  EPCO’s offshore program currently provides $100.0 million in the aggregate compared to $175.0 million in the aggregate for the prior year.  For non-windstorm events, EPCO’s deductible for both onshore and offshore physical damage remained at $5.0 million per occurrence.   For certain of our major offshore assets, our producer customers have agreed to provide a specified level of physical damage insurance for named windstorms.  For example, the producers associated with Enterprise Products Partners’ Independence Hub and Marco Polo platforms have agreed to cover windstorm generated physical damage costs up to $250.0 million for each platform.

Business interruption coverage in connection with a windstorm event remained unchanged for onshore assets, but was eliminated for offshore assets.  Onshore assets covered by business interruption insurance must be out-of-service in excess of 60 days before any losses from business interruption will be covered.  Furthermore, pursuant to the current policy, we will now absorb 50% of the first $50.0 million of any loss in excess of deductible amounts for our onshore assets.

For additional information regarding weather-related risks, including insurance matters in connection with Hurricanes Katrina, Rita, Gustav and Ike, see Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

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

Our exposures to market risk have not changed materially since those reported under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Recast Form 8-K.

Interest Rate Derivative Instruments

We utilize interest rate swaps, treasury locks and similar derivative instruments to manage our exposure to changes in the interest rates of certain consolidated debt agreements. This strategy is a component in controlling our cost of capital associated with such borrowings.

The following tables show the effect of hypothetical price movements on the estimated fair value (“FV”) of interest rate swap portfolios (dollars in millions):

Parent Company	Resulting	Swap Fair Value at
Scenario	Classification	June 30, 2009	July 21, 2009
FV assuming no change in underlying interest rates	Liability	$(22.5)	$(18.9)
FV assuming 10% increase in underlying interest rates	Liability	(21.6)	(18.3)
FV assuming 10% decrease in underlying interest rates	Liability	(23.3)	(19.6)

Enterprise Products Partners	Resulting	Swap Fair Value at
Scenario	Classification	June 30, 2009	July 21, 2009
FV assuming no change in underlying interest rates	Asset	$32.8	$39.0
FV assuming 10% increase in underlying interest rates	Asset	25.6	32.4
FV assuming 10% decrease in underlying interest rates	Asset	40.1	45.7

Duncan Energy Partners	Resulting	Swap Fair Value at
Scenario	Classification	June 30, 2009	July 21, 2009
FV assuming no change in underlying interest rates	Liability	$(6.7)	$(7.0)
FV assuming 10% increase in underlying interest rates	Liability	(6.4)	(6.7)
FV assuming 10% decrease in underlying interest rates	Liability	(7.0)	(7.3)

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

The following table shows the effect of hypothetical price movements on the estimated fair value of Enterprise Products Partners’ natural gas marketing portfolio at the dates presented (dollars in millions):

	Resulting	Portfolio Fair Value at
Scenario	Classification	June 30, 2009	July 21, 2009
FV assuming no change in underlying commodity prices	Asset	$15.7	$10.5
FV assuming 10% increase in underlying commodity prices	Asset	14.1	7.4
FV assuming 10% decrease in underlying commodity prices	Asset	17.3	13.6

The following table shows the effect of hypothetical price movements on the estimated fair value Enterprise Products Partners’ NGL and petrochemical operations portfolio at the dates presented (dollars in millions):

	Resulting	Portfolio Fair Value at
Scenario	Classification	June 30, 2009	July 21, 2009
FV assuming no change in underlying commodity prices	Liability	$(140.4)	$(115.2)
FV assuming 10% increase in underlying commodity prices	Liability	(165.8)	(124.0)
FV assuming 10% decrease in underlying commodity prices	Liability	(115.0)	(106.3)

The following table shows the effect of hypothetical price movements on the estimated fair value TEPPCO’s portfolio at the dates indicated (dollars in millions):

	Resulting	Portfolio Fair Value at
Scenario	Classification	June 30, 2009	July 21, 2009
FV assuming no change in underlying commodity prices	Asset (Liability)	$0.4	$(0.5)
FV assuming 10% increase in underlying commodity prices	Asset (Liability)	0.4	(0.6)
FV assuming 10% decrease in underlying commodity prices	Asset (Liability)	0.4	(0.3)

Foreign Currency Derivative Instruments

We are exposed to foreign currency exchange risk in connection with our NGL marketing activities in Canada.  As a result, we could be adversely affected by fluctuations in currency rates between the U.S. dollar and Canadian dollar. In order to manage this risk, we may enter into foreign exchange purchase contracts to lock in the exchange rate.

In addition, we were exposed to foreign currency exchange risk in connection with a term loan denominated in Japanese yen (see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report).  Enterprise Products Partners entered into this loan agreement in November 2008 and the loan matured in March 2009.  The derivative instrument used to hedge this risk was accounted for as a cash flow hedge and settled upon repayment of the loan.

We had one foreign currency derivative instrument with a notional amount of $1.7 million Canadian outstanding at June 30, 2009.  The fair market value of this instrument was an asset of $0.1 million at June 30, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the second quarter of 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The certifications of our general partner’s CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as exhibits to this Quarterly Report.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

For information on legal proceedings, see Part I, Item 1, Financial Statements, Note 15, “Commitments and Contingencies – Litigation,” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report, which is incorporated herein by reference.

Item 1A.  Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factor set forth below and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 in addition to other information in such reports and in this Quarterly Report.  We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Our prior interest in the TOPS partnership and dissociation from the partnership in April 2009 could subject us to various liabilities.

TOPS was expected to represent an important investment for Enterprise Products Partners and TEPPCO, requiring an estimated combined $1.2 billion in capital contributions from each of Enterprise Products Partners and TEPPCO through 2011.  Effective April 16, 2009, subsidiaries of Enterprise Products Partners and TEPPCO elected to dissociate, or exit, from TOPS.  In dissociating from TOPS, each of Enterprise Products Partners and TEPPCO forfeited their investment and one-third ownership interest in the partnership.  As a result, our consolidated operating costs and expenses and net income for the second quarter of 2009 include a non-cash charge of approximately 68.4 million.  The impact on net income attributable to the Parent Company was approximately $8.7 million, as nearly all of the non-cash loss was absorbed by noncontrolling interests in consolidation (i.e., by third-party and related-party unitholders of Enterprise Products Partners and TEPPCO other than the Parent Company).

The third partner, an affiliate of Oiltanking, has filed an original petition against Enterprise Offshore Port System, LLC, EPO, TEPPCO O/S Port System, LLC, TEPPCO and TEPPCO GP in the District Court of Harris County, Texas, 61st Judicial District (Cause No. 2009-31367), asserting, among other things, that the dissociation was wrongful and in breach of the TOPS partnership agreement, citing provisions of the agreement that, if applicable, would continue to obligate Enterprise Products Partners and TEPPCO to make capital contributions to fund the project and impose liabilities on us.  We have not recorded any reserves for potential liabilities relating to this matter, although we, Enterprise Products Partners or TEPPCO may determine in future periods that an accrual of reserves for potential liabilities (including costs of litigation) should be made.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Settlement Agreement

On August 5, 2009, the parties to the Merger Action and the Derivative Action entered into the Settlement Agreement contemplated by the Memorandum of Understanding.  Pursuant to the Settlement Agreement, the board of directors of TEPPCO GP will recommend to TEPPCO’s unitholders that they approve the adoption of the merger agreement governing the proposed merger of TEPPCO and TEPPCO GP with Enterprise Products Partners and take all necessary steps to seek unitholder approval for the merger as soon as practicable.  Pursuant to the Settlement Agreement, approval of the merger will require, in addition to votes required under TEPPCO’s partnership agreement, that the actual votes cast in favor of the proposal by holders of TEPPCO’s outstanding units, excluding those held by defendants to the Derivative Action, exceed the actual votes cast against the proposal by those holders.  The Settlement Agreement further provides that the Derivative Action was considered by TEPPCO GP’s Special Committee to be a significant benefit of TEPPCO for which fair value was obtained in the merger consideration.

The Settlement Agreement is subject to customary conditions, including Court approval.  There can be no assurance that the Court will approve the settlement in the Settlement Agreement.  In such event, the proposed settlement as contemplated by the Settlement Agreement may be terminated.  See Notes 3 and 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report for additional information related to the proposed merger, Merger Action and the Derivative Action, including the Settlement Agreement.

The foregoing description of the Settlement Agreement is qualified in its entirety by reference to the full and complete terms of the Settlement Agreement, incorporated by reference into this Quarterly Report as Exhibit 10.6.

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

3.16
Amended and Restated Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC dated May 7, 2007 (incorporated by reference to Exhibit 3 to TEPPCO’s Form 8-K filed on May 10, 2007).

3.17
First Amendment to Amended and Restated Limited Liability Company Agreement of Texas Eastern Products Pipeline Company, LLC dated November 6 2008 (incorporated by reference to Exhibit 3.6 to TEPPCO’s Form 10-Q filed on November 7, 2008).

3.18	Fourth Amended and Restated Agreement of Limited Partnership of TEPPCO Partners, L.P., dated December 8, 2006 (Filed as Exhibit 3 to TEPPCO’s Form 8-K filed on December 13, 2006).
3.19
First Amendment to Fourth Amended and Restated Partnership Agreement of TEPPCO Partners, L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to TEPPCO’s Form 8-K filed December 28, 2007).

3.20
Second Amendment to Fourth Amended and Restated Partnership Agreement of TEPPCO Partners, L.P. dated as of November 6, 2008 (incorporated by reference to Exhibit 3.5 to TEPPCO’s Form 10-Q filed on November 7, 2008).

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

10.2
Agreement and Plan of Merger, dated as of June 28, 2009, by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Sub B LLC, TEPPCO Partners, L.P. and Texas Eastern Products Pipeline Company, LLC (incorporated by reference from Exhibit 10.1 to Form 8-K filed by Enterprise Products Partners on June 29, 2009)

10.3
Agreement and Plan of Merger, dated as of June 28, 2009 by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Sub A LLC, TEPPCO Partners, L.P. and Texas Eastern Products Pipeline Company, LLC (incorporated by reference from Exhibit 10.2 to Form 8-K filed by Enterprise Products Partners on June 29, 2009)

10.4
Support Agreement, dated as of June 28, 2009, by and among Enterprise Products Partners L.P., Enterprise GP Holdings L.P., DD Securities LLC, DFI GP Holdings, L.P., Duncan Family Interests Inc., Duncan Family 2000 Trust and Dan L. Duncan. (incorporated by reference from Exhibit 10.1 to Form 8-K filed by Enterprise Products Partners on June 29, 2009)

10.5	Memorandum of Understanding, dated June 28, 2009 (incorporated by reference from Exhibit 10.2 to Form 8-K filed by Enterprise Products Partners on June 29, 2009)
10.6	Stipulation and Agreement of Compromise, Settlement and Release, dated August 5, 2009 (incorporated by reference from Exhibit 10.3 to Form 10-Q filed by TEPPCO on August 6, 2009)

31.1#	Sarbanes-Oxley Section 302 certification of Dr. Ralph S. Cunningham for Enterprise GP Holdings L.P. with respect to the June 30, 2009 Quarterly Report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise GP Holdings L.P. with respect to the June 30, 2009 Quarterly Report on Form 10-Q.
32.1#	Section 1350 certification of Dr. Ralph S. Cunningham for June 30, 2009 Quarterly Report on Form 10-Q.
32.2#	Section 1350 certification of W. Randall Fowler for June 30, 2009 Quarterly Report on Form 10-Q.

*
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise GP Holdings, Enterprise Products Partners, Duncan Energy Partners and TEPPCO are 1-32610, 1-14323, 1-33266 and 1-10403, respectively.

#	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas on August 10, 2009.

ENTERPRISE GP HOLDINGS L.P.
(A Delaware Limited Partnership)

By: EPE Holdings, LLC, as General Partner

By: /s/ Michael J. Knesek
Name: Michael J. Knesek
Title: Senior Vice President, Controller and Principal Accounting Officer of the General Partner