Form 10-Q
period 2009-09-30
Enterprise GP Holdings L.P.
filed 2009-11-09
CIK 1324592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐   No ☑

There were 139,191,640 Units of Enterprise GP Holdings L.P. outstanding at November 4, 2009.  The Units trade on the New York Stock Exchange under the ticker symbol “EPE.”

ENTERPRISE GP HOLDINGS L.P.

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(See Note 18 for Supplemental Parent Company Financial Information)
(Dollars in millions)

	September 30,	December 31,
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$74.6	$56.8
Restricted cash	102.8	203.8
Accounts and notes receivable – trade, net of allowance for doubtful accounts
of $17.0 at September 30, 2009 and $17.7 at December 31, 2008	2,579.6	2,028.5
Accounts receivable – related parties	10.0	0.2
Inventories (see Note 6)	1,220.6	405.0
Derivative assets (see Note 5)	199.5	218.5
Prepaid and other current assets	170.0	151.5
Total current assets	4,357.1	3,064.3
Property, plant and equipment, net	17,288.1	16,723.4
Investments in unconsolidated affiliates	2,428.0	2,510.7
Intangible assets, net of accumulated amortization of $765.4 at
September 30, 2009 and $674.9 at December 31, 2008	1,699.5	1,789.0
Goodwill	1,012.6	1,013.9
Deferred tax asset	1.1	0.4
Other assets	271.6	269.6
Total assets	$27,058.0	$25,371.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable – trade	$396.2	$381.6
Accounts payable – related parties	45.1	17.5
Accrued product payable	2,657.3	1,845.6
Accrued interest payable	167.1	197.4
Other accrued expenses	55.2	65.7
Derivative liabilities (see Note 5)	274.5	316.2
Other current liabilities	263.2	292.2
Total current liabilities	3,858.6	3,116.2
Long-term debt (see Note 11)	13,077.7	12,714.9
Deferred tax liabilities	69.6	66.1
Other long-term liabilities	160.2	123.8
Commitments and contingencies
Equity: (see Note 12)
Enterprise GP Holdings L.P. partners’ equity:
Limited partners:
Units (139,191,640 Units outstanding at September 30, 2009 and
123,191,640 Units outstanding at December 31, 2008) (see Note 12)	1,965.2	1,650.4
Class C Units (16,000,000 Class C Units outstanding at December 31, 2008)	--	380.7
General partner	*	*
Accumulated other comprehensive loss	(42.1)	(53.2)
Total Enterprise GP Holdings L.P. partners’ equity	1,923.1	1,977.9
Noncontrolling interest	7,968.8	7,372.4
Total equity	9,891.9	9,350.3
Total liabilities and equity	$27,058.0	$25,371.3
* Amount is negligible.

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(See Note 18 for Supplemental Parent Company Financial Information)
(Dollars in millions, except per unit amounts)

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
	2009		2008		2009		2008
Revenues:
Third parties		$6,678.9		$10,246.2		$16,688.4		$28,812.4
Related parties		110.3		253.0		422.1		731.7
Total revenues (see Note 3)		6,789.2		10,499.2		17,110.5		29,544.1
Costs and expenses:
Operating costs and expenses:
Third parties		6,130.9		9,876.2		15,053.8		27,598.6
Related parties		264.6		196.8		742.5		549.4
Total operating costs and expenses		6,395.5		10,073.0		15,796.3		28,148.0
General and administrative costs:
Third parties		28.4		13.6		63.7		34.3
Related parties		25.9		21.9		78.5		71.6
Total general and administrative costs		54.3		35.5		142.2		105.9
Total costs and expenses		6,449.8		10,108.5		15,938.5		28,253.9
Equity in income of unconsolidated affiliates		14.1		19.4		57.7		68.3
Operating income		353.5		410.1		1,229.7		1,358.5
Other income (expense):
Interest expense		(170.9)		(153.3)		(508.2)		(447.2)
Interest income		0.4		2.5		2.0		6.2
Other, net		(0.3)		(2.0)		0.2		(2.8)
Total other expense, net		(170.8)		(152.8)		(506.0)		(443.8)
Income before provision for income taxes		182.7		257.3		723.7		914.7
Provision for income taxes		(7.7)		(7.7)		(26.8)		(20.1)
Net income		175.0		249.6		696.9		894.6
Net income attributable to noncontrolling interest		(149.7)		(207.6)		(569.6)		(756.6)
Net income attributable to Enterprise GP Holdings L.P.		$25.3		$42.0		$127.3		$138.0

Net income allocated to: (see Notes 12 and 14)
Limited partners’		$25.3		$42.0		$127.3		$138.0
General partner	$	*	$	*	$	*	$	*

Basic and diluted earnings per Unit (see Note 14)		$0.18		$0.34		$0.93		$1.12

* Amount is negligible.

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net income	$175.0	$249.6	$696.9	$894.6
Other comprehensive income (loss):
Cash flow hedges:
Commodity derivative instrument losses during period	(8.3)	(236.0)	(146.9)	(143.3)
Reclassification adjustment for losses included in
net income related to commodity derivative instruments	77.8	43.9	176.3	50.5
Interest rate derivative instrument gains (losses) during period	(11.3)	(2.5)	3.0	(51.1)
Reclassification adjustment for losses included in
net income related to interest rate derivative instruments	6.7	2.7	20.3	3.2
Foreign currency hedge gains (losses)	0.2	--	(10.3)	(1.3)
Total cash flow hedges	65.1	(191.9)	42.4	(142.0)
Foreign currency translation adjustment	1.1	0.4	1.7	0.5
Change in funded status of pension and postretirement plans,
net of tax	--	--	--	(0.3)
Proportionate share of other comprehensive income (loss) of
unconsolidated affiliates	(1.7)	(0.7)	0.1	(1.6)
Total other comprehensive income (loss)	64.5	(192.2)	44.2	(143.4)
Comprehensive income	239.5	57.4	741.1	751.2
Comprehensive income attributable to noncontrolling interest	211.8	20.7	602.7	622.4
Comprehensive income attributable to Enterprise GP Holdings L.P.	$27.7	$36.7	$138.4	$128.8

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(See Note 18 for Supplemental Parent Company Financial Information)
(Dollars in millions)

	For the Nine Months
	Ended September 30,
	2009	2008
Operating activities:
Net income	$696.9	$894.6
Adjustments to reconcile net income to net cash
flows provided by operating activities:
Depreciation, amortization and accretion	620.8	542.0
Non-cash impairment charge	26.3	--
Equity in income of unconsolidated affiliates	(57.7)	(68.3)
Distributions received from unconsolidated affiliates	117.0	108.2
Loss on early extinguishment of debt	--	8.7
Effect of pension settlement recognition	(0.1)	(0.1)
Operating lease expense paid by EPCO, Inc.	0.5	1.6
Loss (gain) on sale of assets and related transactions	0.6	(2.0)
Loss on forfeiture of investment in Texas Offshore Port System	68.4	--
Deferred income tax expense	2.5	5.6
Changes in fair market value of derivative instruments	9.8	4.0
Net effect of changes in operating accounts (see Note 17)	(574.8)	(289.3)
Net cash flows provided by operating activities	910.2	1,205.0
Investing activities:
Capital expenditures	(1,100.5)	(1,840.8)
Contributions in aid of construction costs	12.8	22.5
Proceeds from asset sales and other investing activities	4.4	8.1
Decrease (increase) in restricted cash	100.8	(112.2)
Cash used for business combinations	(74.5)	(409.0)
Acquisition of intangible assets	(1.4)	(5.4)
Investments in unconsolidated affiliates	(14.7)	10.2
Cash used in investing activities	(1,073.1)	(2,326.6)
Financing activities:
Borrowings under debt agreements	5,037.7	10,263.3
Repayments of debt	(4,666.5)	(8,333.6)
Debt issuance costs	(5.2)	(18.7)
Cash distributions paid to noncontrolling interest (see Note 12)	(980.0)	(871.2)
Cash distributions paid to partners	(195.0)	(157.1)
Acquisition of treasury units by subsidiary	(1.8)	(0.8)
Cash contributions from noncontrolling interest (see Note 12)	991.9	327.4
Settlement of cash flow hedging derivative instruments	--	(74.2)
Cash provided by financing activities	181.1	1,135.1
Effect of exchange rate changes on cash flows	(0.4)	--
Net change in cash and cash equivalents	18.2	13.5
Cash and cash equivalents, January 1	56.8	41.9
Cash and cash equivalents, September 30	$74.6	$55.4

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(See Note 12 for Unit History and Detail of Changes in Limited Partners’ Equity)
(Dollars in millions)

	Enterprise GP Holdings L.P.
				Accumulated
				Other
	Limited	General		Comprehensive	Noncontrolling
	Partners	Partner		Loss	Interests	Total
Balance, December 31, 2008	$2,031.1	$	*	$(53.2)	$7,372.4	$9,350.3
Net income	127.3		*	--	569.6	696.9
Cash distributions to partners	(195.0)		*	--	--	(195.0)
Operating leases paid by EPCO, Inc.	--		--	--	0.5	0.5
Amortization of equity awards	1.8		--	--	16.7	18.5
Acquisition of treasury units by subsidiary	--		--	--	(1.8)	(1.8)
Cash distributions paid to noncontrolling interest (see Note 12)	--		--	--	(980.0)	(980.0)
Cash contributions from noncontrolling interest (see Note 12)	--		--	--	991.9	991.9
Deconsolidation of Texas Offshore Port System (see Note 3)	--		--	--	(33.4)	(33.4)
Foreign currency translation adjustment	--		--	0.1	1.6	1.7
Cash flow hedges	--		--	10.9	31.5	42.4
Proportionate share of other comprehensive income
of unconsolidated affiliates	--		--	0.1	--	0.1
Other	--		--	--	(0.2)	(0.2)
Balance, September 30, 2009	$1,965.2	$	*	$(42.1)	$7,968.8	$9,891.9

	Enterprise GP Holdings L.P.
				Accumulated
				Other
	Limited	General		Comprehensive	Noncontrolling
	Partners	Partner		Loss	Interests	Total
Balance, December 31, 2007	$2,079.0	$	*	$(22.3)	$7,064.1	$9,120.8
Net income	138.0		*	--	756.6	894.6
Cash distributions to partners	(157.1)		*	--	--	(157.1)
Operating leases paid by EPCO, Inc.	0.1		--	--	1.5	1.6
Issuance of units by subsidiary in connection with an acquisition	--		--		186.6	186.6
Amortization of equity awards	0.6		--	--	9.5	10.1
Acquisition of treasury units by subsidiary	--		--	--	(0.8)	(0.8)
Cash distributions paid to noncontrolling interest (see Note 12)	--		--	--	(871.2)	(871.2)
Cash contributions from noncontrolling interest (see Note 12)	--		--	--	327.4	327.4
Acquisition of additional noncontrolling interests in affiliates	--		--	--	(7.6)	(7.6)
Foreign currency translation adjustment	--		--	--	0.5	0.5
Cash flow hedges	--		--	(7.6)	(134.4)	(142.0)
Change in funded status of pension and
postretirement plans, net of tax	--		--	--	(0.3)	(0.3)
Proportionate share of other comprehensive loss
of unconsolidated affiliates	--		--	(1.6)	--	(1.6)
Balance, September 30, 2008	$2,060.6	$	*	$(31.5)	$7,331.9	$9,361.0

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

References to “TEPPCO” and “TEPPCO GP” mean TEPPCO Partners, L.P. and Texas Eastern Products Pipeline Company, LLC (which is the general partner of TEPPCO), respectively, prior to their mergers with subsidiaries of Enterprise Products Partners.  On October 26, 2009, Enterprise Products Partners completed these mergers with TEPPCO and TEPPCO GP (such related mergers referred to herein individually and together as the “TEPPCO Merger”).  See Note 19 for additional information regarding the TEPPCO Merger.

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

References to “Employee Partnerships” mean EPE Unit L.P., EPE Unit II, L.P., EPE Unit III, L.P., Enterprise Unit L.P., EPCO Unit L.P., TEPPCO Unit L.P., and TEPPCO Unit II L.P., collectively, all of which are privately held affiliates of EPCO, Inc.

References to “EPCO” mean EPCO, Inc. and its privately held affiliates.  Mr. Duncan is the Group Co-Chairman and controlling shareholder of EPCO.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Parent Company, Enterprise Products Partners, EPGP, TEPPCO, TEPPCO GP, the Employee Partnerships and EPCO are affiliates under the common control of Mr. Duncan.  We do not control Energy Transfer Equity or LE GP.

Basis of Presentation

Effective January 1, 2009, we adopted new accounting guidance that has been codified under Accounting Standards Codification (“ASC”) 810, Consolidation, which established accounting and reporting standards for noncontrolling interests that were previously identified as minority interest in our financial statements.  The new guidance requires, among other things, that (i) noncontrolling interests be presented as a component of equity on our consolidated balance sheet (i.e., elimination of the “mezzanine” presentation previously used for minority interest); (ii) minority interest amounts be eliminated as a deduction in deriving net income or loss and, as a result, that net income or loss be allocated between controlling and noncontrolling interests; and (iii) comprehensive income or loss be allocated between controlling and noncontrolling interest.  Earnings per unit amounts are not affected by these changes.  See Note 2 for additional information regarding the establishment of the ASC by the Financial Accounting Standards Board (“FASB”).  See Note 12 for additional information regarding noncontrolling interests.

The new presentation and disclosure requirements pertaining to noncontrolling interests have been applied retroactively to the Unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report.  As a result, net income reported for the three and nine months ended September 30, 2008 in these financial statements is higher than that disclosed previously; however, the allocation of such net income results in our unitholders, general partner and noncontrolling interests (i.e., the former minority interest) receiving the same amounts as they did previously.

Our results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results expected for the full year.

In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  These Unaudited Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our Current Report on Form 8-K dated July 8, 2009 (the “Recast Form 8-K”), which retroactively adjusted portions of our Annual Report on Form 10-K for the year ended December 31, 2008 to reflect our adoption of provisions under ASC 810 related to noncontrolling interests and the resulting change in presentation and disclosure requirements.

General Purpose Consolidated and Parent Company-Only Information.  In accordance with rules and regulations of the SEC and various other accounting standard-setting organizations, our general purpose financial statements reflect the consolidation of the financial information of businesses that we control through the ownership of general partner interests (e.g., Enterprise Products Partners and TEPPCO).  Our general purpose consolidated financial statements present those investments in which we do not have a controlling interest as unconsolidated affiliates (e.g., Energy Transfer Equity and LE GP).  To the extent that Enterprise Products Partners and TEPPCO reflect investments in unconsolidated affiliates in their respective consolidated financial statements, such investments will also be reflected as such in our general purpose financial statements unless subsequently consolidated by us due to common control considerations (e.g., Jonah Gas Gathering Company (“Jonah”)).  As presented in our consolidated financial statements, noncontrolling interest reflects third-party and related party ownership of our consolidated subsidiaries, which include the third-party and related party unitholders of Enterprise Products Partners, TEPPCO and Duncan Energy Partners other than the Parent Company.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In order for the unitholders of Enterprise GP Holdings L.P. and others to more fully understand the Parent Company’s business and financial statements on a standalone basis, Note 18 includes information devoted exclusively to the Parent Company apart from that of our consolidated Partnership.  A key difference between the non-consolidated Parent Company financial information and those of our consolidated Partnership is that the Parent Company views each of its investments (e.g., Enterprise Products Partners, TEPPCO and Energy Transfer Equity) as unconsolidated affiliates and records its share of the net income of each as equity income in the Parent Company income information.  In accordance with GAAP, we eliminate such equity income related to Enterprise Products Partners and TEPPCO in the preparation of our consolidated Partnership financial statements.

Presentation of Investments.  The Parent Company owns common units of Enterprise Products Partners and 100% of the membership interests of EPGP, which is entitled to 2% of the cash distributions paid by Enterprise Products Partners as well as the associated incentive distribution rights (“IDRs”) of Enterprise Products Partners.  At September 30, 2009 and 2008, the Parent Company owned 13,952,402 and 13,454,498 common units, respectively, of Enterprise Products Partners.

At September 30, 2009, the Parent Company owned 4,400,000 units of TEPPCO and all of the membership interests of TEPPCO GP, which is entitled to 2% of the cash distributions of TEPPCO as well as the IDRs of TEPPCO.  On October 26, 2009, the TEPPCO Merger was completed and TEPPCO and TEPPCO GP became wholly owned subsidiaries of Enterprise Products Partners.  As a result, the Parent Company’s ownership interests in the TEPPCO units were converted to 5,456,000 common units of Enterprise Products Partners.  In addition, the Parent Company’s membership interests in TEPPCO GP were exchanged for (i) 1,331,681 common units of Enterprise Products Partners and (ii) EPGP (on behalf of the Parent Company as a wholly-owned subsidiary of the Parent Company) was credited in its Enterprise Products Partners’ capital account an amount to maintain its 2% general partner interest in Enterprise Products Partners.  See Note 19 for additional information regarding the TEPPCO Merger.

The Parent Company owns 38,976,090 common units of Energy Transfer Equity.  In addition, at September 30, 2009 and 2008, the Parent Company owned approximately 40.6% and 34.9%, respectively, of the membership interests of LE GP.  Energy Transfer Equity owns limited partner interests and the general partner interest of ETP.  We account for our investments in Energy Transfer Equity and LE GP using the equity method of accounting.

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

Fair Value Information

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and other current liabilities are carried at amounts which reasonably approximate their fair values due to their short-term nature.  The estimated fair values of our fixed rate debt obligations are based on quoted market prices for such debt or debt of similar terms and maturities.  The carrying amounts of our variable rate debt obligations reasonably approximate their fair values due to their variable interest rates.  See Note 5 for fair value information associated with our derivative instruments.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the estimated fair values of our financial instruments at the dates indicated:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
Financial Instruments	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents and restricted cash	$177.4	$177.4	$260.6	$260.6
Accounts receivable	2,589.6	2,589.6	2,028.7	2,028.7
Financial liabilities:
Accounts payable and accrued expenses	3,320.9	3,320.9	2,507.8	2,507.8
Other current liabilities	263.2	263.2	292.2	292.2
Fixed-rate debt (principal amount)	9,986.7	10,450.6	9,704.3	8,192.2
Variable-rate debt	3,028.5	3,028.5	2,935.5	2,935.5

Recent Accounting Developments

The following information summarizes recently issued accounting guidance that will or may affect our future financial statements.

Generally Accepted Accounting Principles.  In June 2009, the FASB published ASC 105, Generally Accepted Accounting Principles, as the source of authoritative GAAP for U.S. companies. The ASC reorganized GAAP into a topical format and significantly changes the way users research accounting issues. For SEC registrants, the rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP.  References to specific GAAP in our consolidated financial statements now refer exclusively to the ASC.  We adopted the new codification on September 30, 2009.

Fair Value Measurements.  In April 2009, the FASB issued ASC 820, Fair Value Measurements and Disclosures, to clarify fair value accounting rules.  This new accounting guidance establishes a process to determine whether a market is active and a transaction is consummated under distress.  Companies should look at several factors and use professional judgment to ascertain if a formerly active market has become inactive.  When estimating fair value, companies are required to place more weight on observable transactions in orderly markets.  Our adoption of this new guidance on June 30, 2009 did not have any impact on our consolidated financial statements or related disclosures.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Measuring Liabilities at Fair Value, to clarify how an entity should estimate the fair value of liabilities.  If a quoted price in an active market for an identical liability is not available, a company must measure the fair value of the liability using one of several valuation techniques (e.g., quoted prices for similar liabilities or present value of cash flows).  Our adoption of this new guidance on October 1, 2009 did not have any impact on our consolidated financial statements or related disclosures.

Financial Instruments.  In April 2009, the FASB issued ASC 825, Financial Instruments, which requires companies to provide in each interim report both qualitative and quantitative information regarding fair value estimates for financial instruments not recorded on the balance sheet at fair value.  Previously, this was only an annual requirement.  Apart from adding the required fair value disclosures within this Note 2, our adoption of this new guidance on June 30, 2009 did not have a material impact on our consolidated financial statements or related disclosures.

Subsequent Events. In May 2009, the FASB issued ASC 855, Subsequent Events, which governs the accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The date through which an entity has evaluated subsequent events is now a required disclosure.  Our adoption of this guidance on June 30, 2009 did not have any impact on our consolidated financial statements.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidation of Variable Interest Entities.  In June 2009, the FASB amended consolidation guidance for variable interest entities (“VIEs”) under ASC 810.  VIEs are entities whose equity investors do not have sufficient equity capital at risk such that the entity cannot finance its own activities.  When a business has a “controlling financial interest” in a VIE, the assets, liabilities and profit or loss of that entity must be consolidated.  A business must also consolidate a VIE when that business has a “variable interest” that  (i) provides the business with the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) funds most of the entity’s expected losses and/or receives most of the entity’s anticipated residual returns.  The amended guidance:

▪	eliminates the scope exception for qualifying special-purpose entities;
▪	amends certain guidance for determining whether an entity is a VIE;
▪	expands the list of events that trigger reconsideration of whether an entity is a VIE;
▪	requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE;
▪	requires continuous assessments of whether a company is the primary beneficiary of a VIE; and
▪	requires enhanced disclosures about a company’s involvement with a VIE.

The amended guidance is effective for us on January 1, 2010.  At September 30, 2009, we did not have any VIEs based on prior guidance.  We are in the process of evaluating the amended guidance; however, our adoption and implementation of this guidance is not expected to have an impact on our consolidated financial statements.

Restricted Cash

Restricted cash represents amounts held in connection with Enterprise Products Partners’ commodity derivative instruments portfolio and related physical natural gas and NGL purchases.  Additional cash may be restricted to maintain Enterprise Products Partners’ portfolio as commodity prices fluctuate or deposit requirements change.  At September 30, 2009 and December 31, 2008, Enterprise Products Partners’ restricted cash amounts were $102.8 million and $203.8 million, respectively.  See Note 5 for information about Enterprise Products Partners’ derivative instruments and hedging activities.

Subsequent Events

We have evaluated subsequent events through November 9, 2009, which is the date our Unaudited Condensed Consolidated Financial Statements and Notes are being issued.

Note 3.  Business Segments

Our investing activities are organized into business segments that reflect how the Chief Executive Officer of our general partner (i.e., our chief operating decision maker) routinely manages and reviews the financial performance of the Parent Company’s investments.  We evaluate segment performance based on operating income. On a consolidated basis, we have three reportable business segments:

▪
Investment in Enterprise Products Partners – Reflects the consolidated operations of Enterprise Products Partners and its general partner, EPGP.  This segment, through April 16, 2009, also included the development stage assets of the Texas Offshore Port System.

In August 2008, wholly owned subsidiaries of Enterprise Products Partners and TEPPCO, together with Oiltanking Holding Americas, Inc. (“Oiltanking”) formed the Texas Offshore Port System partnership (“TOPS”).  Effective April 16, 2009, Enterprise Products Partners’ and TEPPCO’s wholly owned subsidiaries dissociated (exited) from TOPS. As a result, operating costs and expenses and net income for the nine months ended September 30, 2009 include a non-cash charge of $68.4 million.  This loss represents the forfeiture of the cumulative investment of Enterprise Products Partners’ and TEPPCO’s affiliates in TOPS through the date of dissociation and reflects their capital contributions to TOPS for construction in progress amounts.  The impact on net

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

income attributable to Enterprise GP Holdings L.P. was approximately $8.7 million, as nearly all of the non-cash loss was absorbed by noncontrolling interests in consolidation (i.e., by third-party and related party unitholders of Enterprise Products Partners and TEPPCO other than the Parent Company).

See Note 15 for information regarding expense amounts recognized by both Enterprise Products Partners and TEPPCO in the third quarter of 2009 in connection with a settlement agreement involving TOPS.

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

▪	Investment in TEPPCO – Reflects the consolidated operations of TEPPCO and its general partner, TEPPCO GP. This segment also includes the assets and operations of Jonah.

On October 26, 2009, the TEPPCO Merger was completed and TEPPCO and TEPPCO GP became wholly owned subsidiaries of Enterprise Products Partners.  See Note 19 for additional information regarding the TEPPCO Merger.

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

We classify equity in income of unconsolidated affiliates as a component of operating income.  Our equity method investments in Energy Transfer Equity and LE GP are an integral component of our primary business strategy to increase cash distributions to unitholders.  Also, the equity method investments of our consolidated subsidiaries (i.e., Enterprise Products Partners and TEPPCO) represent an integral component of their respective business strategies.  Such investments are a means by which Enterprise Products Partners and TEPPCO align their commercial interests with those of customers and/or suppliers who are joint owners in such entities.  This method of operation enables Enterprise Products Partners and TEPPCO to achieve favorable economies of scale relative to the level of investment and business risk assumed versus what they could accomplish on a standalone basis.  Given the interrelated nature of such entities to the operations of Enterprise Products Partners and TEPPCO, we believe the presentation of equity in income of such unconsolidated affiliates as a component of operating income is meaningful and appropriate.

Financial information presented for our investment in Enterprise Products Partners and investment in TEPPCO business segments was derived from the underlying unaudited condensed consolidated

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

financial statements of EPGP and TEPPCO GP, respectively.  Financial information presented for our investment in Energy Transfer Equity segment represents amounts we record in connection with these equity method investments based on publicly available information of Energy Transfer Equity.

The following table presents selected business segment information for the periods indicated:

	Investment		Investment
	in		in
	Enterprise	Investment	Energy	Adjustments
	Products	in	Transfer	and	Consolidated
	Partners	TEPPCO	Equity	Eliminations	Totals
Revenues from third parties:
Three months ended September 30, 2009	$4,444.7	$2,234.2	$--	$--	$6,678.9
Three months ended September 30, 2008	5,997.7	4,248.5	--	--	10,246.2
Nine months ended September 30, 2009	11,006.1	5,682.3	--	--	16,688.4
Nine months ended September 30, 2008	17,498.4	11,314.0	--	--	28,812.4

Revenues from related parties: (1)
Three months ended September 30, 2009	151.4	31.2	--	(72.3)	110.3
Three months ended September 30, 2008	300.2	15.9	--	(63.1)	253.0
Nine months ended September 30, 2009	521.0	74.6	--	(173.5)	422.1
Nine months ended September 30, 2008	823.7	57.8	--	(149.8)	731.7

Total revenues: (1)
Three months ended September 30, 2009	4,596.1	2,265.4	--	(72.3)	6,789.2
Three months ended September 30, 2008	6,297.9	4,264.4	--	(63.1)	10,499.2
Nine months ended September 30, 2009	11,527.1	5,756.9	--	(173.5)	17,110.5
Nine months ended September 30, 2008	18,322.1	11,371.8	--	(149.8)	29,544.1

Equity in income (loss) of unconsolidated affiliates:
Three months ended September 30, 2009	16.5	(1.5)	(0.9)	--	14.1
Three months ended September 30, 2008	9.6	0.4	9.4	--	19.4
Nine months ended September 30, 2009	34.7	(2.7)	25.7	--	57.7
Nine months ended September 30, 2008	31.9	(0.1)	36.5	--	68.3

Operating income: (2)
Three months ended September 30, 2009	324.9	31.5	(0.9)	(2.0)	353.5
Three months ended September 30, 2008	313.8	88.6	9.4	(1.7)	410.1
Nine months ended September 30, 2009	979.4	233.3	25.7	(8.7)	1,229.7
Nine months ended September 30, 2008	1,043.8	287.8	36.5	(9.6)	1,358.5

Segment assets: (3)
At September 30, 2009	19,107.5	6,456.6	1,528.9	(35.0)	27,058.0
At December 31, 2008	17,775.4	6,083.3	1,598.9	(86.3)	25,371.3

Investments in unconsolidated
affiliates: (see Note 8)
At September 30, 2009	650.9	248.2	1,528.9	--	2,428.0
At December 31, 2008	655.6	256.4	1,598.9	(0.2)	2,510.7

Intangible assets: (see Note 10) (4)
At September 30, 2009	793.0	922.2	--	(15.7)	1,699.5
At December 31, 2008	855.4	950.9	--	(17.3)	1,789.0

Goodwill: (see Note 10)
At September 30, 2009	706.9	305.7	--	--	1,012.6
At December 31, 2008	706.9	307.0	--	--	1,013.9
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

Enterprise Products Partners

	Business Line
		Onshore
	NGL	Natural Gas	Offshore
	Pipelines	Pipelines	Pipelines	Petrochemical		Segment
	& Services	& Services	& Services	Services	Eliminations	Totals
Three months ended September 30, 2009	$4,808.2	$820.9	$102.1	$714.6	$(1,849.7)	$4,596.1
Three months ended September 30, 2008	6,742.7	1,271.1	65.2	1,042.7	(2,823.8)	6,297.9
Nine months ended September 30, 2009	12,489.9	2,351.8	248.5	1,577.4	(5,140.5)	11,527.1
Nine months ended September 30, 2008	19,476.9	3,407.0	206.2	2,830.4	(7,598.4)	18,322.1

Sales of tangible products, primarily NGLs, natural gas and petrochemicals by Enterprise Products Partners aggregated $4.2 billion and $5.92 billion for the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, sales by Enterprise Products Partners of tangible products, primarily NGLs, natural gas and petrochemicals aggregated $10.44 billion and $17.16 billion, respectively.

TEPPCO

	Business Line
				Marine		Segment
	Downstream	Upstream	Midstream	Services	Eliminations	Totals
Three months ended September 30, 2009	$93.8	$2,034.2	$91.1	$46.3	$--	$2,265.4
Three months ended September 30, 2008	97.1	4,032.3	89.0	46.0	--	4,264.4
Nine months ended September 30, 2009	276.2	5,082.0	271.9	126.9	(0.1)	5,756.9
Nine months ended September 30, 2008	271.2	10,713.0	268.1	119.6	(0.1)	11,371.8

Sales of petroleum products, primarily crude oil, by TEPPCO were $2.03 billion and $4.03 billion for the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, sales by TEPPCO of petroleum products, primarily crude oil, were $5.06 billion and $10.7 billion, respectively.

Note 4.  Accounting for Equity Awards

Certain key employees of EPCO participate in long-term incentive compensation plans managed by EPCO.  The compensation expense we record related to equity awards is based on an allocation of the total cost of such incentive plans to EPCO.  We record our pro rata share of such costs based on the percentage of time each employee spends on our consolidated business activities.  Such awards were not material to our consolidated financial position, results of operations or cash flows for the periods presented.  The amount of equity-based compensation allocable to our consolidated businesses was $7.4 million and $5.2 million for the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, the amount of equity-based compensation allocable to our consolidated businesses was $18.5 million and $12.9 million, respectively.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EPGP Unit Appreciation Rights

At December 31, 2008, there were a total of 90,000 outstanding unit appreciation rights (“UARs”) granted to non-employee directors of EPGP.  In June 2009, these 90,000 UARs were forfeited, leaving none outstanding.

EPCO Employee Partnerships

As of September 30, 2009, the estimated total unrecognized compensation cost related to the seven Employee Partnerships was $40.6 million.  We will recognize our share of these costs in accordance with the EPCO administrative services agreement (the “ASA”) over a weighted-average period of 4.2 years.

On October 26, 2009, TEPPCO Unit was dissolved and its assets distributed to its partners.  Also on October 26, 2009, the 123,185 TEPPCO units held by TEPPCO Unit II were converted into 152,749 common units of Enterprise Products Partners in connection with the TEPPCO Merger.  See Note 19 for additional information regarding the TEPPCO Merger.

EPCO 1998 Long-Term Incentive Plan

The EPCO 1998 Long-Term Incentive Plan (“EPCO 1998 Plan”) provides for the issuance of up to 7,000,000 of Enterprise Products Partner’s common units.  After giving effect to the issuance or forfeiture of option awards and restricted unit awards through September 30, 2009, a total of 428,847 additional common units of Enterprise Products Partners could be issued under the EPCO 1998 Plan.

Enterprise Products Partners’ unit option awards.  The following table presents option activity under the EPCO 1998 Plan for the periods indicated:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Strike Price	Contractual	Intrinsic
	Units	(dollars/unit)	Term (in years)	Value (1)
Outstanding at December 31, 2008	2,168,500	$26.32
Granted (2)	30,000	$20.08
Exercised	(56,000)	$15.66
Forfeited	(365,000)	$26.38
Outstanding at September 30, 2009	1,777,500	$26.54	4.6	$3.0
Options exercisable at
September 30, 2009	652,500	$23.71	4.7	$3.0

(1)   Aggregate intrinsic value reflects fully vested option awards at September 30, 2009.
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

The total intrinsic value of option awards exercised during the three months ended September 30, 2009 and 2008 was $0.3 million and $0.1 million, respectively.  For each of the nine months ended September 30, 2009 and 2008, the total intrinsic value of option awards exercised was $0.6 million.  At September 30, 2009, the estimated total unrecognized compensation cost related to nonvested unit options granted under the EPCO 1998 Plan was $1.1 million.  Enterprise Products Partners expects to recognize its share of this cost over a weighted-average period of 1.8 years in accordance with the ASA.

During the nine months ended September 30, 2009 and 2008, Enterprise Products Partners received cash of $0.5 million and $0.7 million, respectively, from the exercise of option awards granted under the EPCO 1998 Plan.  Conversely, its option-related reimbursements to EPCO were $0.5 million and $0.6 million, respectively.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners’ restricted unit awards.  The following table summarizes information regarding Enterprise Products Partners’ restricted unit awards under the EPCO 1998 Plan for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted units at December 31, 2008	2,080,600
Granted (2)	1,016,950	$20.65
Vested	(244,300)	$26.66
Forfeited	(194,400)	$28.92
Restricted units at September 30, 2009	2,658,850

(1)   Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. The weighted-average grant date fair value per unit for forfeited and vested awards is determined before an allowance for forfeitures.
(2)   Net of forfeitures, aggregate grant date fair value of restricted unit awards issued during 2009 was $21.0 million based on grant date market prices of Enterprise Products Partners’ common units ranging from $20.08 to $27.66 per unit. Estimated forfeiture rates ranged between 4.6% and 17%.

The total fair value of Enterprise Products Partners’ restricted unit awards that vested during the three and nine months ended September 30, 2009 was $6.2 million and $6.5 million, respectively.  At September 30, 2009, the estimated total unrecognized compensation cost related to restricted unit awards granted under the EPCO 1998 Plan was $39.6 million.  Enterprise Products Partners expects to recognize its share of this cost over a weighted-average period of 2.5 years in accordance with the ASA.

Enterprise Products Partners’ phantom unit awards and distribution equivalent rights.  No phantom unit awards or distribution equivalent rights have been issued as of September 30, 2009 under the EPCO 1998 Plan.

Enterprise Products Partners 2008 Long-Term Incentive Plan

The Enterprise Products Partners 2008 Long-Term Incentive Plan (“EPD 2008 LTIP”) provides for the issuance of up to 10,000,000 of Enterprise Products Partners’ common units.  After giving effect the issuance or forfeiture of option awards through September 30, 2009, a total of 7,865,000 additional common units of Enterprise Products Partners could be issued under the EPD 2008 LTIP.

Enterprise Products Partners’ unit option awards.  The following table presents unit option activity under the EPD 2008 LTIP for the periods indicated:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Strike Price	Contractual
	Units	(dollars/unit)	Term (in years)
Outstanding at December 31, 2008	795,000	$30.93
Granted (1)	1,430,000	$23.53
Forfeited	(90,000)	$30.93
Outstanding at September 30, 2009 (2)	2,135,000	$25.97	4.9

(1)   Net of forfeitures, aggregate grant date fair value of these unit options issued during 2009 was $6.5 million based on the following assumptions: (i) a weighted-average grant date market price of Enterprise Products Partners’ common units of $23.53 per unit; (ii) weighted-average expected life of options of 4.9 years; (iii) weighted-average risk-free interest rate of 2.1%; (iv) expected weighted-average distribution yield on Enterprise Products Partners’ common units of 9.4%; (v) expected weighted-average unit price volatility on Enterprise Products Partners’ common units of 57.1%. An estimated forfeiture rate of 17% was applied to awards granted during 2009.
(2)   No unit options were exercisable as of September 30, 2009.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2009 the estimated total unrecognized compensation cost related to nonvested unit options granted under the EPD 2008 LTIP was $6.6 million.  Enterprise Products Partners expects to recognize its share of this cost over a weighted-average period of 3.4 years in accordance with the ASA.

Enterprise Products Partners’ phantom unit awards. There were a total of 10,600 phantom units outstanding at September 30, 2009 under the EPD 2008 LTIP.  These awards cliff vest in 2011 and 2012.  At September 30, 2009 and December 31, 2008, Enterprise Products Partners had accrued an immaterial liability for compensation related to these phantom unit awards.

DEP GP UARs

At September 30, 2009 and December 31, 2008, there were a total of 90,000 outstanding UARs granted to non-employee directors of DEP GP that cliff vest in 2012.  If a director resigns prior to vesting, his UAR awards are forfeited.  At September 30, 2009 and December 31, 2008, Enterprise Products Partners had accrued an immaterial liability for compensation related to these UARs.

TEPPCO 1999 Phantom Unit Retention Plan

There were a total of 2,800 phantom units outstanding under the TEPPCO 1999 Phantom Unit Retention Plan (“TEPPCO 1999 Plan”) at September 30, 2009, which cliff vest in January 2010.  During the first quarter of 2009, 2,800 phantom units that were outstanding at December 31, 2008 under the TEPPCO 1999 Plan were forfeited.  Additionally, in April 2009, 13,000 phantom units vested, resulting in a cash payment of $0.3 million.  At September 30, 2009 and December 31, 2008, TEPPCO had accrued liability balances of $0.1 million and $0.4 million, respectively, for compensation related to the TEPPCO 1999 Plan.

Effective upon the consummation of the TEPPCO Merger (see Note 19), the unvested phantom units outstanding on October 26, 2009 under the TEPPCO 1999 Plan were assumed by Enterprise Products Partners and, based on the TEPPCO Merger exchange ratio, converted into an equivalent number of phantom units of Enterprise Products Partners.  The vesting terms and other provisions remain unchanged.

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

EPCO 2006 TPP Long-Term Incentive Plan

The EPCO 2006 TPP Long-Term Incentive Plan (“TEPPCO 2006 LTIP”) provides for the issuance of up to 5,000,000 of TEPPCO’s units.  After giving effect to the issuance or forfeiture of unit options and restricted units through September 30, 2009, a total of 4,268,546 additional units of TEPPCO could be issued under the TEPPCO 2006 LTIP.  However, after giving effect to the TEPPCO Merger, no  additional units will be issued under the TEPPCO 2006 LTIP other than Enterprise Products Partners’ common units pursuant to awards assumed by Enterprise Products Partners under this plan in accordance with the TEPPCO Merger agreements.

Effective upon the consummation of the TEPPCO Merger (see Note 19), the unvested awards outstanding on October 26, 2009 under the TEPPCO 2006 LTIP were assumed by Enterprise Products Partners and, based on the TEPPCO Merger exchange ratio, converted into an equivalent number of awards

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of Enterprise Products Partners except for UARs and phantom unit awards held by non-employee directors of TEPPCO GP which were settled in cash.  Except for the exercise price for unvested unit option awards, which was calculated in accordance with the terms of the TEPPCO Merger agreements, the vesting terms and other provisions remain unchanged.

TEPPCO unit options.  The following table presents unit option activity under the TEPPCO 2006 LTIP for the periods indicated:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Strike Price	Contractual
	of Units	(dollars/unit)	Term (in years)
Outstanding at December 31, 2008	355,000	$40.00
Granted (1)	329,000	$24.84
Forfeited	(205,000)	$33.45
Outstanding at September 30, 2009 (2)	479,000	$32.39	4.5

(1)   Net of forfeitures, aggregate grant date fair value of these awards granted during 2009 was $1.4 million based on the following assumptions: (i) weighted-average expected life of the options of 4.8 years; (ii) weighted-average risk-free interest rate of 2.1%; (iii) weighted-average expected distribution yield on TEPPCO’s units of 11.3%and (iv) weighted-average expected unit price volatility on TEPPCO’s units of 59.3%. An estimated forfeiture rate of 17% was applied to awards granted during 2009.
(2)   No unit options were exercisable as of September 30, 2009.

At September 30, 2009, the estimated total unrecognized compensation cost related to nonvested option awards granted under the TEPPCO 2006 LTIP was $1.2 million.  TEPPCO expects to recognize its share of this cost over a weighted-average period of 3.2 years in accordance with the ASA.

TEPPCO restricted units. The following table summarizes information regarding TEPPCO’s restricted unit awards under the TEPPCO 2006 LTIP for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted units at December 31, 2008	157,300
Granted (2)	141,950	$23.98
Vested	(5,000)	$34.63
Forfeited	(45,850)	$35.25
Restricted units at September 30, 2009	248,400

(1)   Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. The weighted-average grant date fair value per unit for forfeited awards is determined before an allowance for forfeitures.
(2)   Net of forfeitures, aggregate grant date fair value of restricted unit awards issued during 2009 was $3.4 million based on grant date market prices of TEPPCO’s units ranging from $28.81 to $34.40 per unit. An estimated forfeiture rate of 17% was applied to awards granted during 2009.

The total fair value of TEPPCO’s restricted unit awards that vested during the nine months ended September 30, 2009 was $0.1 million.  At September 30, 2009, the estimated total unrecognized compensation cost related to restricted unit awards granted under the TEPPCO 2006 LTIP was $5.3 million.  TEPPCO expects to recognize its share of this cost over a weighted-average period of 2.9 years in accordance with the ASA.

TEPPCO UARs and phantom units.  At September 30, 2009, there were a total of 95,654 UARs outstanding that had been granted under the TEPPCO 2006 LTIP to non-employee directors of TEPPCO GP and 265,160 UARs outstanding that were granted to certain employees of EPCO who work on behalf of TEPPCO.  These UAR awards to employees are subject to five year cliff vesting.  If the employee resigns

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

prior to vesting, their UAR awards are forfeited.  The UAR awards held by non-employee directors of TEPPGO GP were settled in cash on the effective date of the TEPPCO Merger.

As of September 30, 2009 and December 31, 2008, there were a total of 1,647 phantom unit awards outstanding that had been granted under the TEPPCO 2006 LTIP to non-employee directors of TEPPCO GP.  The phantom unit awards were settled in cash on the effective date of the TEPPCO Merger.

Note 5.  Derivative Instruments, Hedging Activities and Fair Value Measurements

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

We are required to recognize derivative instruments at fair value as either assets or liabilities on the balance sheet.  While all derivatives are required to be reported at fair value on the balance sheet, changes in fair value of the derivative instruments will be reported in different ways depending on the nature and effectiveness of the hedging activities to which they are related.  After meeting specified conditions, a qualified derivative may be specifically designated as a total or partial hedge of:

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our interest rate derivative instruments outstanding at September 30, 2009, all of which were designated as hedging instruments under ASC 815-20, Hedging - General:

	Number and Type of	Notional	Period of	Rate	Accounting
Hedged Transaction	Derivative Employed	Amount	Hedge	Swap	Treatment
Parent Company:
Variable-interest rate borrowings	2 floating-to-fixed swaps	$250.0	9/07 to 8/11	0.5% to 4.8%	Cash flow hedge
Enterprise Products Partners:
Senior Notes C	1 fixed-to-floating swap	$100.0	1/04 to 2/13	6.4% to 2.8%	Fair value hedge
Senior Notes G	3 fixed-to-floating swaps	$300.0	10/04 to 10/14	5.6% to 2.6%	Fair value hedge
Senior Notes P	7 fixed-to-floating swaps	$400.0	6/09 to 8/12	4.6% to 2.7%	Fair value hedge
Duncan Energy Partners:
Variable-interest rate borrowings	3 floating-to-fixed swaps	$175.0	9/07 to 9/10	0.3% to 4.6%	Cash flow hedge

In August 2009, two of the Parent Company’s floating-to-fixed interest rate swaps associated with its variable-interest rate borrowings expired.  Such swaps had a notional amount of $250.0 million.

The changes in fair value of the fair value interest rate swaps and the related hedged items were recorded on the balance sheet with the offset recorded as interest expense.  This resulted in an increase of interest expense of $2.5 million and $3.1 million, respectively, for the three and nine months ended September 30, 2009.

At times, we may use treasury lock derivative instruments to hedge the underlying U.S. treasury rates related to forecasted issuances of debt.  As cash flow hedges, gains or losses on these instruments are recorded in OCI and amortized to earnings using the effective interest method over the estimated term of the underlying fixed-rate debt.  In March 2008, Enterprise Products Partners and TEPPCO terminated treasury locks having a combined notional amount of $950.0 million.  On April 1, 2008, Enterprise Products Partners terminated treasury locks having a notional amount of $250.0 million.  Enterprise Products Partners and TEPPCO recognized an aggregate loss of $43.9 million in OCI during the first quarter of 2008 related to these terminations.  There were no losses recognized during the second quarter of 2008 in connection with such terminations.

During the nine months ended September 30, 2009, Enterprise Products Partners entered into three forward starting interest rate swaps to hedge the underlying benchmark interest payments related to the forecasted issuances of debt.

	Number and Type of	Notional	Period of	Average Rate	Accounting
Hedged Transaction	Derivative Employed	Amount	Hedge	Locked	Treatment
Enterprise Products Partners:
Future debt offering	1 forward starting swap	$50.0	6/10 to 6/20	3.3%	Cash flow hedge
Future debt offering	2 forward starting swaps	$200.0	2/11 to 2/21	3.6%	Cash flow hedge

The fair market value of these forward starting swaps was $8.1 million at September 30, 2009.  Enterprise Products Partners entered into an additional forward starting swap with a notional amount of $50.0 million in October 2009 to hedge an anticipated 10-year note offering until February 2011.

For information regarding consolidated fair value amounts and gains and losses on interest rate derivative instruments and related hedged items, see “Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items” within this Note 5.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commodity Derivative Instruments

The prices of natural gas, NGLs, crude oil and certain petrochemical products are subject to fluctuations in response to changes in supply, demand, general market uncertainty and a variety of additional factors that are beyond our control. In order to manage the price risk associated with such products, we enter into commodity derivative instruments such as forwards, basis swaps and futures contracts.  The following table summarizes our commodity derivative instruments outstanding at September 30, 2009:

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Enterprise Products Partners:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (“PTR”) (3)	16.6 Bcf	n/a	Cash flow hedge
Forecasted NGL sales	1.0 MMBbls	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchases of NGLs	0.1 MMBbls	n/a	Cash flow hedge
Forecasted sales of NGLs	n/a	0.1 MMBbls	Cash flow hedge
Forecasted sales of octane enhancement products	1.0 MMBbls	n/a	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities	7.2 Bcf	n/a	Fair value hedge
Forecasted purchases of natural gas	n/a	3.0 Bcf	Cash flow hedge
Forecasted sales of natural gas	4.2 Bcf	0.9 Bcf	Cash flow hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products	2.7 MMBbls	0.1 MMBbls	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products	7.0 MMBbls	0.4 MMBbls	Cash flow hedge

Derivatives not designated as hedging instruments:
Enterprise Products Partners:
Natural gas risk management activities (4) (5)	313.3 Bcf	34.4 Bcf	Mark-to-market
Duncan Energy Partners:
Natural gas risk management activities (5)	1.7 Bcf	n/a	Mark-to-market
TEPPCO:
Crude oil risk management activities (6)	4.7 MMBbls	n/a	Mark-to-market

(1)   Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2)   The maximum term for derivatives included in the long-term column is December 2012.
(3)   PTR represents the British thermal unit equivalent of the NGLs extracted from natural gas by a processing plant, and includes the natural gas used as plant fuel to extract those liquids, plant flare and other shortages.  See the discussion below for the primary objective of this strategy.
(4)   Volume includes approximately 61.8 billion cubic feet (“Bcf”) of physical derivative instruments that are predominantly priced as an index plus a premium or minus a discount.
(5)   Reflects the use of derivative instruments to manage risks associated with natural gas transportation, processing and storage assets.
(6)   Reflects the use of derivative instruments to manage risks associated with TEPPCO’s portfolio of crude oil storage assets.

The table above does not include additional hedges of forecasted NGL sales executed under contracts that have been designated as normal purchase and sale agreements.   At September 30, 2009, the volume hedged under these contracts was 4.6 million barrels (“MMBbls”).

Certain of our derivative instruments do not meet hedge accounting requirements; therefore, they are accounted for as economic hedges using mark-to-market accounting.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners’ three predominant hedging strategies are hedging natural gas processing margins, hedging anticipated future sales margins on NGLs associated with physical volumes held in inventory and hedging the fair value of natural gas held in inventory.

The objective of the natural gas processing strategy is to hedge a level of gross margins associated with the NGL forward sales contracts (i.e., NGL sales revenues less actual costs for PTR and the gain or loss on the PTR hedge) by locking in the cost of natural gas used for PTR through the use of commodity derivative instruments.  This program consists of:

▪	the forward sale of a portion of Enterprise Products Partners’ expected equity NGL production at fixed prices through December 2009, and

▪	the purchase, using commodity derivative instruments, of the amount of natural gas expected to be consumed as PTR in the production of such equity NGL production.

At September 30, 2009, this program had hedged future estimated gross margins (before plant operating expenses) of $131.0 million on 5.0 MMBbls of forecasted NGL forward sales transactions extending through December 2009.

The objective of the NGL sales hedging program is to hedge future sales margins on physical NGL inventory by locking in the sales price through the use of commodity derivative instruments.

The objective of the natural gas inventory hedging program is to hedge the fair value of natural gas currently held in inventory by locking in the sales price of the inventory through the use of commodity derivative instruments.

For information regarding consolidated fair value amounts and gains and losses on commodity derivative instruments and related hedged items, see “Tabular Presentation of Fair Value Amounts, and Gains and Losses on Derivative Instruments and Related Hedged Items” within this Note 5.

Foreign Currency Derivative Instruments

We are exposed to foreign currency exchange risk in connection with Enterprise Products Partner’s NGL and natural gas marketing activities in Canada.  As a result, we could be adversely affected by fluctuations in currency rates between the U.S. dollar and Canadian dollar. In order to manage this risk, we may enter into foreign exchange purchase contracts to lock in the exchange rate.  Prior to 2009, these derivative instruments were accounted for using mark-to-market accounting.  Beginning with the first quarter of 2009, the long-term transactions (more than two months) are accounted for as cash flow hedges.  Shorter term transactions are accounted for using mark-to-market accounting.

In addition, we were exposed to foreign currency exchange risk in connection with a term loan denominated in Japanese yen (see Note 11).  Enterprise Products Partners entered into this loan agreement in November 2008 and the loan matured in March 2009.  The derivative instrument used to hedge this risk was accounted for as a cash flow hedge and settled upon repayment of the loan.

At September 30, 2009, Enterprise Products Partners had foreign currency derivative instruments outstanding with a notional amount of $5.5 million Canadian.  The fair market value of these instruments was an asset of $0.3 million at September 30, 2009.

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit-Risk Related Contingent Features in Derivative Instruments

A limited number of our commodity derivative instruments include provisions related to credit ratings and/or adequate assurance clauses.  A credit rating provision provides for a counterparty to demand immediate full or partial payment to cover a net liability position upon the loss of a stipulated credit rating. An adequate assurance clause provides for a counterparty to demand immediate full or partial payment to cover a net liability position should reasonable grounds for insecurity arise with respect to contractual performance by either party.  At September 30, 2009, the aggregate fair value of our over-the-counter derivative instruments in a net liability position was $5.7 million, the total of which was subject to a credit rating contingent feature.  If Enterprise Products Partners’ credit ratings were downgraded to Ba2/BB, approximately $5.0 million would be payable as a margin deposit to the counterparties and if Enterprise Products Partners’ credit ratings were downgraded to Ba3/BB- or below, approximately $5.7 million would be payable as a margin deposit to the counterparties.  Currently, no margin is required to be deposited.  The potential for derivatives with contingent features to enter a net liability position may change in the future as positions and prices fluctuate.

Tabular Presentation of Fair Value Amounts, and Gains and Losses on
Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:
	Asset Derivatives				Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments:
Interest rate derivatives	Derivative assets	$23.2	Derivative assets	$7.8	Derivative liabilities	$15.9	Derivative liabilities	$19.2
Interest rate derivatives	Other assets	33.4	Other assets	38.9	Other liabilities	10.9	Other liabilities	17.1
Total interest rate derivatives		56.6		46.7		26.8		36.3
Commodity derivatives	Derivative assets	51.9	Derivative assets	150.5	Derivative liabilities	133.2	Derivative liabilities	253.5
Commodity derivatives	Other assets	0.2	Other assets	--	Other liabilities	2.1	Other liabilities	0.2
Total commodity derivatives (1)		52.1		150.5		135.3		253.7
Foreign currency derivatives (2)	Derivative assets	0.3	Derivative assets	9.3	Derivative liabilities	--	Derivative liabilities	--
Total derivatives
designated as hedging
instruments		$109.0		$206.5		$162.1		$290.0

Derivatives not designated as hedging instruments:
Commodity derivatives	Derivative assets	$124.1	Derivative assets	$50.9	Derivative liabilities	$125.4	Derivative liabilities	$43.4
Commodity derivatives	Other assets	1.1	Other assets	--	Other liabilities	2.4	Other liabilities	--
Total commodity derivatives		125.2		50.9		127.8		43.4
Foreign currency derivatives	Derivative assets	--	Derivative assets	--	Derivative liabilities	--	Derivative liabilities	0.1
Total derivatives not
designated as hedging
instruments		$125.2		$50.9		$127.8		$43.5

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in
Fair Value		Gain (Loss) Recognized in
Hedging Relationships	Location	Income on Derivative
		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
		2009	2008	2009	2008
Interest rate derivatives	Interest expense	$12.0	$4.2	$(4.2)	$(1.7)
Commodity derivatives	Revenue	0.6	--	(0.1)	--
Total		$12.6	$4.2	$(4.3)	$(1.7)

Derivatives in
Fair Value		Gain (Loss) Recognized in
Hedging Relationships	Location	Income on Hedged Item
		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
		2009	2008	2009	2008
Interest rate derivatives	Interest expense	$(14.5)	$(4.2)	$1.1	$1.7
Commodity derivatives	Revenue	(0.5)	--	0.6	--
Total		$(15.0)	$(4.2)	$1.7	$1.7

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in
Cash Flow	Change in Value Recognized in OCI on
Hedging Relationships	Derivative (Effective Portion)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Interest rate derivatives	$(11.3)	$(2.5)	$3.0	$(51.1)
Commodity derivatives – Revenue	(21.3)	(17.3)	44.5	(49.4)
Commodity derivatives – Operating expense	13.0	(218.7)	(191.4)	(93.9)
Foreign currency derivatives	0.2	--	(10.3)	(1.3)
Total	$(19.4)	$(238.5)	$(154.2)	$(195.7)

Derivatives in
Cash Flow		Amount of Gain/(Loss) Reclassified from AOCI
Hedging Relationships	Location	to Income (Effective Portion)
		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
		2009	2008	2009	2008
Interest rate derivatives	Interest expense	$(6.7)	$(2.7)	$(20.3)	$(3.2)
Commodity derivatives	Revenue	(12.5)	(32.7)	7.2	(58.0)
Commodity derivatives	Operating costs and expenses	(65.3)	(11.2)	(183.5)	7.5
Total		$(84.5)	$(46.6)	$(196.6)	$(53.7)

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives in
Cash Flow		Amount of Gain/(Loss) Reclassified in Income
Hedging Relationships	Location	on Ineffective Portion of Derivative
		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
		2009	2008	2009	2008
Interest rate derivatives	Interest expense	$1.1	$--	$0.8	$(2.8)
Commodity derivatives	Revenue	0.8	--	0.1	--
Commodity derivatives	Operating costs and expenses	(1.0)	(5.6)	(2.3)	(2.8)
Total		$0.9	$(5.6)	$(1.4)	$(5.6)

Over the next twelve months, we expect to reclassify $20.4 million of accumulated other comprehensive loss (“AOCI”) attributable to interest rate derivative instruments to earnings as an increase to interest expense. Likewise, we expect to reclassify $81.3 million of AOCI attributable to commodity derivative instruments to earnings, $32.1 million as an increase in operating costs and expenses and $49.2 million as a reduction in revenues.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated		Gain/(Loss) Recognized in
as Hedging Instruments	Location	Income on Derivative
		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
		2009	2008	2009	2008
Commodity derivatives (1)	Revenue	$(5.4)	$38.3	$26.7	$35.9
Commodity derivatives	Operating costs and expenses	--	1.9	--	(7.1)
Foreign currency derivatives	Other expense	--	--	(0.1)	--
Total		$(5.4)	$40.2	$26.6	$28.8

(1)   Amounts for the three and nine months ended September 30, 2009 include $0.9 million and $3.8 million of gains on derivatives excluded from the assessment of hedge effectiveness under fair value hedging relationships, respectively.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date.  Our fair value estimates are based on either (i) actual market data or (ii) assumptions that other market participants would use in pricing an asset or liability, including estimates of risk. Recognized valuation techniques employ inputs such as product prices, operating costs, discount factors and business growth rates.  These inputs may be either readily observable, corroborated by market data or generally unobservable.  In developing our estimates of fair value, we endeavor to utilize the best information available and apply market-based data to the extent possible.  Accordingly, we utilize valuation techniques (such as the market approach) that maximize the use of observable inputs and minimize the use of unobservable inputs.

A three-tier hierarchy has been established that classifies fair value amounts recognized or disclosed in the financial statements based on the observability of inputs used to estimate such fair values.  The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3). At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.  The characteristics of fair value amounts classified within each level of the hierarchy are described as follows:

▪
Level 1 fair values are based on quoted prices, which are available in active markets for identical assets or liabilities as of the measurement date.  Active markets are defined as those in which transactions for identical assets or liabilities occur with sufficient frequency so as to provide pricing information on an ongoing basis (e.g., the New York Mercantile Exchange).  Our Level 1

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

fair values primarily consist of financial assets and liabilities such as exchange-traded commodity financial instruments.

▪
Level 2 fair values are based on pricing inputs other than quoted prices in active markets (as reflected in Level 1 fair values) and are either directly or indirectly observable as of the measurement date.  Level 2 fair values include instruments that are valued using financial models or other appropriate valuation methodologies.  Such financial models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, the time value of money, volatility factors, current market and contractual prices for the underlying instruments and other relevant economic measures.  Substantially all of these assumptions are (i) observable in the marketplace throughout the full term of the instrument, (ii) can be derived from observable data or (iii) are validated by inputs other than quoted prices (e.g., interest rate and yield curves at commonly quoted intervals).  Our Level 2 fair values primarily consist of commodity financial instruments such as forwards, swaps and other instruments transacted on an exchange or over the counter.  The fair values of these derivatives are based on observable price quotes for similar products and locations.  Our interest rate derivatives are valued by using appropriate financial models with the implied forward London Interbank Offered Rate yield curve for the same period as the future interest swap settlements.

▪
Level 3 fair values are based on unobservable inputs.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Unobservable inputs reflect the reporting entity’s own ideas about the assumptions that market participants would use in pricing an asset or liability (including assumptions about risk).  Unobservable inputs are based on the best information available in the circumstances, which might include the reporting entity’s internally developed data.  The reporting entity must not ignore information about market participant assumptions that is reasonably available without undue cost and effort.  Level 3 inputs are typically used in connection with internally developed valuation methodologies where management makes its best estimate of an instrument’s fair value.  Our Level 3 fair values largely consist of ethane and normal butane-based contracts with a range of two to twelve months in term.  We rely on broker quotes for these products.

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities measured on a recurring basis at September 30, 2009.  These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value assets and liabilities, in addition to their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
Financial assets:
Interest rate derivative instruments	$--	$56.6	$--	$56.6
Commodity derivative instruments	10.9	153.3	13.1	177.3
Foreign currency derivative instruments	--	0.3	--	0.3
Total	$10.9	$210.2	$13.1	$234.2

Financial liabilities:
Interest rate derivative instruments	$--	$26.8	$--	$26.8
Commodity derivative instruments	36.7	212.6	13.8	263.1
Total	$36.7	$239.4	$13.8	$289.9

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a reconciliation of changes in the fair value of our Level 3 financial assets and liabilities for the periods indicated:

	For the Nine Months
	Ended September 30,
	2009	2008
Balance, January 1	$32.4	$(5.1)
Total gains (losses) included in:
Net income (1)	12.9	(1.8)
Other comprehensive income (loss)	1.5	2.4
Purchases, issuances, settlements	(12.3)	1.9
Balance, March 31	34.5	(2.6)
Total gains (losses) included in:
Net income (1)	7.7	0.3
Other comprehensive income	(23.1)	(2.4)
Purchases, issuances, settlements	(8.1)	--
Transfer in/out of Level 3	(0.2)	--
Balance, June 30	10.8	(4.7)
Total gains (losses) included in:
Net income (1)	7.6	(0.6)
Other comprehensive income	(10.1)	23.1
Purchases, issuances, settlements	(6.7)	2.2
Transfer in/out of Level 3	(2.3)	--
Balance, September 30	$(0.7)	$20.0

(1)   There were unrealized losses of $3.3 million and $3.5 million included in these amounts for the three and nine months ended September 30, 2009, respectively. There were unrealized gains of $1.5 million and $1.9 million included in these amounts for the three and nine months ended September 30, 2008, respectively.

Nonfinancial Assets and Liabilities

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  The following table presents the estimated fair value of certain assets carried on our Unaudited Condensed Consolidated Balance Sheet by caption for which a nonrecurring change in fair value has been recorded during the period:

	Level 3	Impairment Charges
Property, plant and equipment (see Note 7)	$21.9	$20.6
Intangible assets (see Note 10)	0.6	0.6
Goodwill (see Note 10)	--	1.3
Other current assets	1.0	2.1
Total	$23.5	$24.6

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Using appropriate valuation techniques, TEPPCO adjusted the carrying value of certain river terminal and marine barge assets to $20.5 million and recorded a non-cash impairment charge of $21.0 million during the third quarter of 2009.  In addition, TEPPCO recorded an impairment charge of $1.3 million related to goodwill.  These charges are reflected in operating costs and expenses for the three and nine months ended September 30, 2009.  The impact on net income attributable to Enterprise GP Holdings L.P. related to these impairment charges was approximately $4.6 million, as nearly all of the non-cash losses were absorbed by noncontrolling interests in consolidation (i.e., by third-party and related party unitholders of TEPPCO other than the Parent Company).  The fair value adjustment was allocated to property, plant and equipment, intangible assets and other current assets.  The current level of throughput volumes at certain river terminals and the suspension of construction projects for three new proposed river terminals were contributing factors that led to the impairment charges associated with the terminal assets.  A determination that certain marine barges were obsolete resulted in the remaining impairment charges.  Our fair value estimates for the terminal and marine assets were based primarily on an evaluation of the future cash flows associated with each asset. See Note 15 for information regarding a related $28.7 million charge for contractual obligations associated with the terminal assets.

Using appropriate valuation techniques, TEPPCO adjusted the carrying value of an idle river terminal to $3.0 million and recorded a non-cash impairment charge of $2.3 million during the second quarter of 2009.   This charge is included in operating costs and expenses for the nine months ended September 30, 2009.  The impact on net income attributable to Enterprise GP Holdings L.P. was approximately $0.5 million after taking into consideration the amount allocated to noncontrolling interests.  The fair value adjustment was allocated to plant, property and equipment.

Note 6.  Inventories

Our inventory amounts by business segment were as follows at the dates indicated:

	September 30,	December 31,
	2009	2008
Investment in Enterprise Products Partners:
Working inventory (1)	$508.1	$200.4
Forward sales inventory (2)	639.4	162.4
Subtotal	1,147.5	362.8
Investment in TEPPCO:
Working inventory (3)	13.8	13.6
Forward sales inventory (4)	61.2	30.7
Subtotal	75.0	44.3
Eliminations	(1.9)	(2.1)
Total inventory	$1,220.6	$405.0

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our cost of sales amounts are a component of “Operating costs and expenses” as presented in our Unaudited Condensed Statements of Consolidated Operations.  Due to fluctuating commodity prices, we recognize lower of average cost or market (“LCM”) adjustments when the carrying value of available-for-sale inventories exceeds their net realizable value.  These non-cash charges are a component of cost of sales in the period they are recognized.  LCM adjustments may be mitigated or offset through the use of commodity hedging instruments (see Note 5) to the extent such instruments affect net realizable value.  See Note 5 for a description of our commodity hedging activities.  The following table presents cost of sales amounts by business segment for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Investment in Enterprise Products Partners (1)	$3,721.8	$5,463.1	$9,048.6	$15,877.4
Investment in TEPPCO (2)	1,929.3	3,995.6	4,937.8	10,598.8
Eliminations	(69.8)	(61.5)	(166.3)	(142.7)
Total cost of sales (3)	$5,581.3	$9,397.2	$13,820.1	$26,333.5

(1)   Includes LCM adjustments of $0.4 million and $36.5 million recognized during the three months ended September 30, 2009 and 2008, respectively. In addition, LCM adjustments of $6.4 million and $41.3 million were recognized during the nine months ended September 30, 2009 and 2008, respectively.
(2)   Includes LCM adjustments of $0.1 million and $9.3 million recognized during the three months ended September 30, 2009 and 2008, respectively. In addition, LCM adjustments of $2.2 million and $9.4 million were recognized during the nine months ended September 30, 2009 and 2008, respectively.
(3)   The decrease in cost of sales period-to-period is primarily due to lower energy commodity prices associated with Enterprise Products Partners’ and TEPPCO’s marketing activities.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Property, Plant and Equipment

Our property, plant and equipment amounts by business segment were as follows at the dates indicated:

	Estimated
	Useful Life	September 30,	December 31,
	In Years	2009	2008
Investment in Enterprise Products Partners:
Plants and pipelines (1)	3-45 (5)	$13,915.8	$12,284.9
Underground and other storage facilities (2)	5-35 (6)	944.2	900.7
Platforms and facilities (3)	20-31	637.6	634.8
Transportation equipment (4)	3-10	41.5	38.8
Land		59.4	54.6
Construction in progress		802.8	1,695.3
Total gross value		16,401.3	15,609.1
Less accumulated depreciation		2,750.8	2,375.0
Total carrying value, net		13,650.5	13,234.1
Investment in TEPPCO:
Plants and pipelines (1)	5-40 (5)	3,032.7	2,972.5
Underground and other storage facilities (2)	5-40 (6)	310.7	303.2
Transportation equipment (4)	5-10	14.8	12.1
Marine vessels	20-30	527.0	453.0
Land		200.8	199.9
Construction in progress		424.0	319.4
Total gross value		4,510.0	4,260.1
Less accumulated depreciation		872.4	770.8
Total carrying value, net		3,637.6	3,489.3
Total property, plant and equipment, net		$17,288.1	$16,723.4

(1)   Includes processing plants; NGL, petrochemical, crude oil, natural gas and other pipelines; terminal loading and unloading facilities; buildings; office furniture and equipment; laboratory and shop equipment; and related assets.
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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our depreciation expense and capitalized interest amounts by business segment for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Investment in Enterprise Products Partners:
Depreciation expense (1)	$137.9	$115.5	$393.1	$339.2
Capitalized interest (2)	6.6	17.3	24.3	53.0
Investment in TEPPCO:
Depreciation expense (1)	$35.4	$33.1	$108.0	$92.7
Capitalized interest (2)	4.8	4.3	15.2	14.1

(1)   Depreciation expense is a component of costs and expenses as presented in our Unaudited Condensed Statements of Consolidated Operations.
(2)   Capitalized interest increases the carrying value of the associated asset and reduces interest expense during the period it is recorded.

We recorded $18.3 million and $20.6 million of non-cash impairment charges related to our investment in TEPPCO segment during the three and nine months ended September 30, 2009, respectively.  See Note 5 for additional information.

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of certain tangible long-lived assets that result from acquisitions, construction, development and/or normal operations.  The following table presents information regarding our AROs since December 31, 2008:

	Investment in
	Enterprise
	Products	Investment in
	Partners	TEPPCO	Total
ARO liability balance, December 31, 2008	$37.7	$4.5	$42.2
Liabilities incurred	0.4	--	0.4
Liabilities settled	(13.6)	(1.6)	(15.2)
Accretion expense	2.0	0.1	2.1
Revisions in estimated cash flows	23.6	--	23.6
ARO liability balance, September 30, 2009	$50.1	$3.0	$53.1

The increase in our ARO liability balance during 2009 primarily reflects revised estimates of the cost to comply with regulatory abandonment obligations associated with Enterprise Products Partners’ facilities offshore in the Gulf of Mexico.  Enterprise Products Partners incurred $13.6 million of costs through September 30, 2009 as a result of ARO settlement activities associated with certain pipeline laterals and a platform located in the Gulf of Mexico.

Our consolidated property, plant and equipment at September 30, 2009 and December 31, 2008 includes $26.3 million and $11.7 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.  Based on information currently available, we estimate that accretion expense will approximate $0.9 million for the fourth quarter of 2009, $3.6 million for each of 2010 and 2011, $3.9 million for 2012 and $4.2 million for 2013.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Investments in Unconsolidated Affiliates

We own interests in a number of related businesses that are accounted for using the equity method of accounting.  The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated:

	Ownership
	Percentage at
	September 30,	September 30,	December 31,
	2009	2009	2008
Investment in Enterprise Products Partners:
Venice Energy Service Company, L.L.C. (“VESCO”)	13.1%	$33.1	$37.7
K/D/S Promix, L.L.C. (“Promix”)	50%	47.8	46.4
Baton Rouge Fractionators LLC	32.2%	23.6	24.2
White River Hub, LLC	50%	27.0	21.4
Skelly-Belvieu Pipeline Company, L.L.C.	49%	37.4	36.0
Evangeline (1)	49.5%	5.4	4.5
Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”)	36%	61.3	60.2
Cameron Highway Oil Pipeline Company	50%	243.2	250.8
Deepwater Gateway, L.L.C.	50%	102.8	104.8
Neptune Pipeline Company, L.L.C.	25.7%	54.4	52.7
Nemo Gathering Company, LLC	33.9%	--	0.4
Baton Rouge Propylene Concentrator LLC	30%	11.4	12.6
La Porte (2)	50%	3.5	3.9
Total investment in Enterprise Products Partners		650.9	655.6
Investment in TEPPCO:
Seaway Crude Pipeline Company (“Seaway”)	50%	181.0	186.2
Centennial Pipeline LLC (“Centennial”)	50%	66.8	69.7
Other	25%	0.4	0.3
Total investment in TEPPCO		248.2	256.2
Investment in Energy Transfer Equity:
Energy Transfer Equity	17.5%	1,516.7	1,587.1
LE GP	40.6%	12.2	11.8
Total investment in Energy Transfer Equity		1,528.9	1,598.9
Total consolidated		$2,428.0	$2,510.7

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our excess cost information by business segment at the dates indicated:

	Investment in		Investment in
	Enterprise		Energy
	Products	Investment in	Transfer
	Partners	TEPPCO	Equity	Total
Initial excess cost amounts attributable to:
Fixed assets	$64.4	$30.3	$576.6	$671.3
Goodwill	--	--	335.8	335.8
Intangibles – finite life	--	30.0	244.7	274.7
Intangibles – indefinite life	--	--	513.5	513.5
Total	$64.4	$60.3	$1,670.6	$1,795.3

Excess cost amounts, net of amortization at:
September 30, 2009	$45.5	$25.0	$1,582.1	$1,652.6
December 31, 2008	$47.2	$28.3	$1,609.6	$1,685.1

Amortization of excess cost amounts are recorded as a reduction in equity earnings.  The following table summarizes our excess cost amortization by business segment for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Investment in Enterprise Products Partners	$0.6	$0.5	$1.7	$1.4
Investment in TEPPCO	1.0	1.2	3.3	3.6
Investment in Energy Transfer Equity	9.2	9.2	27.5	25.2
Total excess cost amortization (1)	$10.8	$10.9	$32.5	$30.2

(1) We expect that our excess cost amortization will be $11.0 million for the fourth quarter 2009.

The following table summarizes our equity in income (loss) of unconsolidated affiliates, aggregated by business segment, for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Investment in Enterprise Products Partners	$16.5	$9.6	$34.7	$31.9
Investment in TEPPCO	(1.5)	0.4	(2.7)	(0.1)
Investment in Energy Transfer Equity	(0.9)	9.4	25.7	36.5
Total equity in income of unconsolidated affiliates	$14.1	$19.4	$57.7	$68.3

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized Financial Information of Unconsolidated Affiliates

The following tables present unaudited income statement data for our current unconsolidated affiliates, aggregated by business segment, for the periods indicated (on a 100% basis):

	Summarized Income Statement Information for the Three Months Ended
	September 30, 2009			September 30, 2008
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income
Investment in Enterprise Products Partners	$162.8	$40.5	$39.9	$242.9	$25.6	$20.6
Investment in TEPPCO	27.8	7.0	4.6	34.0	14.1	11.5
Investment in Energy Transfer Equity (1)	1,129.8	173.5	47.0	2,206.1	256.2	105.4
(1) Net income for Energy Transfer Equity represents net income attributable to the partners of Energy Transfer Equity.

	Summarized Income Statement Information for the Nine Months Ended
	September 30, 2009			September 30, 2008
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income
Investment in Enterprise Products Partners	$420.1	$76.0	$74.6	$664.9	$89.5	$77.7
Investment in TEPPCO	86.8	25.2	17.5	102.0	41.9	33.9
Investment in Energy Transfer Equity (1)	3,911.5	744.6	302.9	7,498.7	846.1	352.5
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

In June 2009, TEPPCO expanded their marine transportation business with the acquisition of 19 tow boats and 28 tank barges from TransMontaigne Product Services Inc. for $50.0 million in cash.  The acquired vessels provide marine vessel fueling services for cruise liners and cargo ships, referred to as bunkering, and other ship-assist services and transport fuel oil for electric generation plants.  The newly acquired assets are generally supported by contracts that have a three to five year term and are based primarily in Miami, Florida, with additional assets located in Mobile, Alabama, and Houston, Texas.  The cost of the acquisition has been recorded as property, plant and equipment based on estimated fair values.  TEPPCO used its revolving credit facility to finance this acquisition.

The results of operations of these acquisitions are included in our consolidated financial statements beginning at the date of acquisition.  These acquisitions were accounted for as business combinations using the acquisition method of accounting.  All of the assets acquired in these transactions were recognized at their acquisition-date fair values, while transaction costs associated with these transactions were expensed as incurred.  Such fair values have been developed using recognized business valuation techniques.

On a pro forma consolidated basis, our revenues, costs and expenses, operating income, net income and earnings per unit amounts would not have differed materially from those we actually reported for the three and nine months ended September 30, 2009 and 2008 due to immaterial nature of our 2009 business combination transactions.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following tables summarize our intangible assets by business segment at the dates indicated:

	September 30, 2009			December 31, 2008
	Gross	Accum.	Carrying	Gross	Accum.	Carrying
	Value	Amort.	Value	Value	Amort.	Value
Investment in Enterprise Products Partners
Customer relationship intangibles	$858.3	$(313.9)	$544.4	$858.3	$(272.9)	$585.4
Contract-based intangibles	409.6	(176.7)	232.9	409.3	(156.6)	252.7
Subtotal	1,267.9	(490.6)	777.3	1,267.6	(429.5)	838.1
Investment in TEPPCO
Incentive distribution rights	606.9	--	606.9	606.9	--	606.9
Customer relationship intangibles	52.1	(6.2)	45.9	52.4	(3.5)	48.9
Gas gathering agreements	462.5	(233.6)	228.9	462.5	(212.7)	249.8
Other contract-based intangibles	75.5	(35.0)	40.5	74.5	(29.2)	45.3
Subtotal (1)	1,197.0	(274.8)	922.2	1,196.3	(245.4)	950.9
Total	$2,464.9	$(765.4)	$1,699.5	$2,463.9	$(674.9)	$1,789.0

(1) Amount includes a non-cash impairment charge of $0.6 million related to certain intangible assets classified within our investment in TEPPCO segment. For additional information, see Note 5.

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Investment in Enterprise Products Partners	$20.3	$21.8	$61.1	$66.6
Investment in TEPPCO	9.3	10.5	29.4	21.9
Total	$29.6	$32.3	$90.5	$88.5

Based on information currently available, we estimate that amortization expense will approximate $29.7 million for the fourth quarter 2009, $113.7 million for 2010, $106.2 million for 2011, $90.6 million for 2012 and $83.5 million for 2013.

Goodwill

The following table summarizes our goodwill amounts by business segment at the dates indicated:

	September 30,	December 31,
	2009	2008
Investment in Enterprise Products Partners	$706.9	$706.9
Investment in TEPPCO (1)	305.7	307.0
Total	$1,012.6	$1,013.9

(1) Includes a non-cash impairment charge of $1.3 million, see Note 5 for additional information.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Debt Obligations

The following table summarizes the significant components of our consolidated debt obligations at the dates indicated:

	September 30,	December 31,
	2009	2008
Principal amount of debt obligations of the Parent Company	$1,078.5	$1,077.0
Principal amount of debt obligations of Enterprise Products Partners:
Senior debt obligations	7,912.3	7,813.4
Subordinated debt obligations	1,232.7	1,232.7
Total principal amount of debt obligations of Enterprise Products Partners	9,145.0	9,046.1
Principal amount of debt obligations of TEPPCO:
Senior debt obligations	2,491.7	2,216.7
Subordinated debt obligations	300.0	300.0
Total principal amount of debt obligations of TEPPCO	2,791.7	2,516.7
Total principal amount of consolidated debt obligations	13,015.2	12,639.8
Other, non-principal amounts:
Changes in fair value of debt-related derivative instruments	47.6	51.9
Unamortized discounts, net of premiums	(12.1)	(12.6)
Unamortized deferred gains related to terminated interest rate swaps	27.0	35.8
Total other, non-principal amounts	62.5	75.1
Total long-term debt obligations	$13,077.7	$12,714.9

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

There have been no significant changes in the terms of the Parent Company’s debt obligations since those reported in our Recast Form 8-K.  The following table summarizes the debt obligations of the Parent Company at the dates indicated:

	September 30,	December 31,
	2009	2008
EPE Revolver, variable rate, due September 2012	$112.0	$102.0
$125.0 million Term Loan A, variable rate, due September 2012	125.0	125.0
$850.0 million Term Loan B, variable rate, due November 2014 (1)	841.5	850.0
Total debt obligations of the Parent Company	$1,078.5	$1,077.0

(1)   In accordance with ASC 470, Debt, long-term and current maturities of debt reflect the classification of such obligations at September 30, 2009.  With respect to the $8.5 million due under Term Loan B in 2009, the Parent Company has the ability to use available credit capacity under its revolving credit facility to fund repayment of this amount.

During September 2008, Lehman Commercial Paper Inc. (“Lehman”), which had a 9.2% participation in the EPE Revolver, stopped funding its commitment following the bankruptcy filing of its parent entity.  Excluding the remaining Lehman commitment of $9.0 million, the Parent Company had $89.0 million of availability under the EPE Revolver at September 30, 2009.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Debt Obligations of Enterprise Products Partners

The following table summarizes the principal amount of consolidated debt obligations of Enterprise Products Partners at the dates indicated:

	September 30,	December 31,
	2009	2008
Senior debt obligations of Enterprise Products Partners:
EPO Revolver, variable rate, due November 2012	$638.0	$800.0
EPO Senior Notes B, 7.50% fixed-rate, due February 2011	450.0	450.0
EPO Senior Notes C, 6.375% fixed-rate, due February 2013	350.0	350.0
EPO Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
EPO Senior Notes F, 4.625% fixed-rate, due October 2009 (1)	500.0	500.0
EPO Senior Notes G, 5.60% fixed-rate, due October 2014	650.0	650.0
EPO Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
EPO Senior Notes I, 5.00% fixed-rate, due March 2015	250.0	250.0
EPO Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
EPO Senior Notes K, 4.950% fixed-rate, due June 2010 (1)	500.0	500.0
EPO Senior Notes L, 6.30%, fixed-rate, due September 2017	800.0	800.0
EPO Senior Notes M, 5.65%, fixed-rate, due April 2013	400.0	400.0
EPO Senior Notes N, 6.50%, fixed-rate, due January 2019	700.0	700.0
EPO Senior Notes O, 9.75% fixed-rate, due January 2014	500.0	500.0
EPO Senior Notes P, 4.60% fixed-rate, due August 2012	500.0	--
EPO Yen Term Loan, 4.93% fixed-rate, due March 2009 (2)	--	217.6
Petal GO Zone Bonds, variable rate, due August 2037	57.5	57.5
Pascagoula MBFC Loan, 8.70% fixed-rate, due March 2010 (1)	54.0	54.0
Duncan Energy Partners’ Revolver, variable rate, due February 2011	180.5	202.0
Duncan Energy Partners’ Term Loan, variable rate, due December 2011	282.3	282.3
Total senior debt obligations of Enterprise Products Partners	7,912.3	7,813.4
Subordinated debt obligations of Enterprise Products Partners:
EPO Junior Notes A, fixed/variable rates, due August 2066	550.0	550.0
EPO Junior Notes B, fixed/variable rates, due January 2068	682.7	682.7
Total subordinated debt obligations of Enterprise Products Partners	1,232.7	1,232.7
Total principal amount of debt obligations of Enterprise Products Partners	$9,145.0	$9,046.1

Letters of credit outstanding	$109.3	$1.0

(1)   In accordance with ASC 470, long-term and current maturities of debt reflect the classification of such obligations at September 30, 2009 after taking into consideration EPO’s (i) $1.1 billion issuance of senior notes in October 2009 and (ii) ability to use available borrowing capacity under its Revolver.
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

EPO $200.0 Million Term Loan.  In April 2009, EPO entered into a $200.0 Million Term Loan, which was subsequently repaid and terminated in June 2009 using funds from the issuance of EPO Senior Notes P (see below).

EPO Senior Notes P.  In June 2009, EPO issued $500.0 million in principal amount of 3-year senior unsecured notes (“EPO Senior Notes P”).  EPO Senior Notes P were issued at 99.95% of their principal amount, have a fixed interest rate of 4.60% and mature in August 2012.  Net proceeds from the issuance of EPO Senior Notes P were used (i) to repay amounts borrowed under the EPO $200 Million Term Loan, (ii) to temporarily reduce borrowings outstanding under the EPO Revolver and (iii) for general partnership purposes.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

EPO Senior Notes Q and R.  In October 2009, EPO issued $500.0 million in principal amount of 10-year senior unsecured notes (“EPO Senior Notes Q”) and $600.0 million in principal amount of 30-year senior unsecured notes (“EPO Senior Notes R”).  EPO used a portion of the net proceeds it received from the issuance of EPO Senior Notes Q and R to repay its $500.0 million in principal amount unsecured notes (“EPO Senior Notes F”) that matured in October 2009.  See Note 19 for additional information regarding these issuances of debt.

Dixie Revolving Credit Facility. The Dixie Revolver was terminated in January 2009.  As of December 31, 2008, there were no debt obligations outstanding under this facility.

Letters of credit.  At September 30, 2009, EPO had outstanding a $50.0 million letter of credit relating to its commodity derivative instruments and a $58.3 million letter of credit related to its Petal GO Zone Bonds.  These letter of credit facilities do not reduce the amount available for borrowing under EPO’s credit facilities.  In addition, at September 30, 2009, Duncan Energy Partners had an outstanding letter of credit in the amount of $1.0 million, which reduces the amount available for borrowing under Duncan Energy Partners’ Revolver.

   Consolidated Debt Obligations of TEPPCO

The following table summarizes the principal amount of consolidated debt obligations of TEPPCO at the dates indicated:

	September 30,	December 31,
	2009	2008
Senior debt obligations of TEPPCO:
TEPPCO Revolver, variable rate, due December 2012	$791.7	$516.7
TEPPCO Senior Notes, 7.625% fixed-rate, due February 2012	500.0	500.0
TEPPCO Senior Notes, 6.125% fixed-rate, due February 2013	200.0	200.0
TEPPCO Senior Notes, 5.90% fixed-rate, due April 2013	250.0	250.0
TEPPCO Senior Notes, 6.65% fixed-rate, due April 2018	350.0	350.0
TEPPCO Senior Notes, 7.55% fixed-rate, due April 2038	400.0	400.0
Total senior debt obligations of TEPPCO	2,491.7	2,216.7
Subordinated debt obligations of TEPPCO:
TEPPCO Junior Subordinated Notes, fixed/variable rates, due June 2067	300.0	300.0
Total principal amount of debt obligations of TEPPCO	$2,791.7	$2,516.7

Apart from that discussed below, there have been no significant changes in the terms of TEPPCO’s debt obligations since those reported in our Recast Form 8-K.

Exchange Offers for TEPPCO Notes.  In September 2009, EPO commenced offers to exchange all outstanding notes issued by TEPPCO for a corresponding series of new notes to be issued by EPO and guaranteed by Enterprise Products Partners L.P.  The aggregate principal amount of the TEPPCO notes subject to the exchange was $2 billion.  The exchange offer was completed on October 27, 2009, resulting in the exchange of approximately $1.95 billion of new EPO notes for existing TEPPCO notes.  See Note 19 for additional information regarding this exchange offer.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Upon the consummation of the TEPPCO Merger, EPO repaid and terminated indebtedness under the TEPPCO Revolver.

Covenants

We were in compliance with the covenants of our consolidated debt agreements at September 30, 2009.

Information Regarding Variable Interest Rates Paid

The following table presents the weighted-average interest rates paid on our consolidated variable rate debt obligations during the nine months ended September 30, 2009:

Weighted-Average
Interest Rate
Paid
EPE Revolver	1.75%
EPE Term Loan A	1.73%
EPE Term Loan B	3.10%
EPO Revolver	0.97%
Petal GO Zone Bonds	0.76%
Duncan Energy Partners’ Revolver	1.64%
Duncan Energy Partners’ Term Loan	1.20%
TEPPCO Revolver	0.86%

Consolidated Debt Maturity Table

The following table presents the contractual scheduled maturities of principal amounts of our consolidated debt obligations for the next five years and in total thereafter:

2009 (1)	$508.5
2010 (1)	562.5
2011	921.3
2012	2,692.2
2013	1,208.5
Thereafter	7,122.2
Total scheduled principal payments	$13,015.2

(1)   Long-term and current maturities of debt, as presented on our Unaudited Condensed Consolidated Balance Sheet at September 30, 2009, reflect the classification of such obligations after taking into consideration the Parent Company’s ability to use available borrowing capacity under the EPE Revolver and EPO’s (i) $1.1 billion issuance of Senior Notes in October 2009 and (ii) ability to use available borrowing capacity under the EPO Revolver.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Obligations of Unconsolidated Affiliates

Enterprise Products Partners has two unconsolidated affiliates with long-term debt obligations and TEPPCO has one unconsolidated affiliate with long-term debt obligations.  The following table shows (i) the ownership interest in each entity at September 30, 2009, (ii) total debt of each unconsolidated affiliate at September 30, 2009 (on a 100% basis to the unconsolidated affiliate) and (iii) the corresponding scheduled maturities of such debt:

			Scheduled Maturities of Debt
	Ownership							After
	Interest	Total	2009	2010	2011	2012	2013	2013
Poseidon (1)	36%	$92.0	$--	$--	$92.0	$--	$--	$--
Evangeline (1)	49.5%	15.7	5.0	3.2	7.5	--	--	--
Centennial (2)	50%	122.4	2.4	9.1	9.0	8.9	8.6	84.4
Total		$230.1	$7.4	$12.3	$108.5	$8.9	$8.6	$84.4

(1) Denotes an unconsolidated affiliate of Enterprise Products Partners. (2) Denotes an unconsolidated affiliate of TEPPCO.

The credit agreements of these unconsolidated affiliates contain various affirmative and negative covenants, including financial covenants.  These businesses were in compliance with such covenants at September 30, 2009.  The credit agreements of these unconsolidated affiliates also restrict their ability to pay cash dividends or distributions if a default or an event of default (as defined in each credit agreement) has occurred and is continuing at the time such dividend or distribution is scheduled to be paid.

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

Unit History

The following table summarizes changes in our outstanding Units since December 31, 2008:

		Class C
	Units	Units
Balance, December 31, 2008	123,191,640	16,000,000
Conversion of Class C Units in February 2009	16,000,000	(16,000,000)
Balance, September 30, 2009	139,191,640	--

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Changes in Limited Partners’ Equity

The following table details the changes in limited partners’ equity since December 31, 2008:

		Class C
	Units	Units	Total
Balance, December 31, 2008	$1,650.4	$380.7	$2,031.1
Net income	127.3	--	127.3
Cash distributions to partners	(195.0)	--	(195.0)
Amortization of equity awards	1.8	--	1.8
Conversion of Class C Units in February 2009	380.7	(380.7)	--
Balance, September 30, 2009	$1,965.2	$--	$1,965.2

Distributions to Partners

Our quarterly cash distributions for 2009 are presented in the following table:

	Cash Distribution History
	Distribution	Record	Payment
	per Unit	Date	Date
1st Quarter 2009	$0.485	Apr. 30, 2009	May 11, 2009
2nd Quarter 2009	$0.500	Jul. 31, 2009	Aug. 10, 2009
3rd Quarter 2009	$0.515	Oct. 30, 2009	Nov. 6, 2009

Accumulated Other Comprehensive Loss

The following table presents the components of AOCI as presented on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	September 30,	December 31,
	2009	2008
Commodity derivative instruments (1)	$(84.7)	$(114.1)
Interest rate derivative instruments (1)	(43.3)	(66.6)
Foreign currency derivative instruments (1) (2)	0.3	10.6
Foreign currency translation adjustment (2)	0.4	(1.3)
Pension and postretirement benefit plans	(0.7)	(0.7)
Proportionate share of other comprehensive loss of
unconsolidated affiliates, primarily Energy Transfer Equity	(13.6)	(13.7)
Subtotal	(141.6)	(185.8)
Amount attributable to noncontrolling interest	99.5	132.6
Total AOCI in partners’ equity	$(42.1)	$(53.2)

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interest

The following table presents the components of noncontrolling interest as presented on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	September 30,	December 31,
	2009	2008
Limited partners of Enterprise Products Partners:
Third-party owners of Enterprise Products Partners (1)	$5,379.7	$5,010.6
Related party owners of Enterprise Products Partners (2) (3)	619.8	347.7
Limited partners of Duncan Energy Partners:
Third-party owners of Duncan Energy Partners (1) (4)	415.2	281.1
Related party owners of Duncan Energy Partners (2)	1.7	--
Limited partners of TEPPCO:
Third-party owners of TEPPCO (1)	1,580.1	1,733.5
Related party owners of TEPPCO (2)	(36.7)	(16.0)
Joint venture partners (5)	108.5	148.1
AOCI attributable to noncontrolling interest	(99.5)	(132.6)
Total noncontrolling interest on consolidated balance sheets	$7,968.8	$7,372.4

(1)   Consists of non-affiliate public unitholders of Enterprise Products Partners, Duncan Energy Partners and TEPPCO.
(2)   Consists of unitholders of Enterprise Products Partners, Duncan Energy Partners and TEPPCO that are related party affiliates of the Parent Company. This group is primarily comprised of EPCO and certain of its privately held consolidated affiliates.
(3)   The increase in noncontrolling interest between periods is primarily attributable to Enterprise Products Partners’ private offering of 5.9 million of its units to its affiliate, EPCO Holdings, Inc, in September 2009.
(4)   The increase in noncontrolling interest between periods is attributable to Duncan Energy Partners’ equity offering in June 2009 (see Note 13).
(5)   Represents third-party ownership interests in joint ventures that we consolidate, including Seminole Pipeline Company, Tri-States Pipeline L.L.C., Independence Hub LLC and Wilprise Pipeline Company LLC. The balance at December 31, 2008, included $35.6 million related to Oiltanking’s ownership interest in TOPS, from which affiliates of Enterprise Products Partners and TEPPCO dissociated in April 2009 (see Note 3).

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

The following table presents the components of net income attributable to noncontrolling interest as presented on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Limited partners of Enterprise Products Partners	$166.2	$162.5	$489.5	$601.3
Limited partners of Duncan Energy Partners	10.2	2.7	21.8	11.9
Limited partners of TEPPCO	(33.6)	37.2	37.6	126.0
Joint venture partners	6.9	5.2	20.7	17.4
Total	$149.7	$207.6	$569.6	$756.6

Net income attributable to the limited partners of Enterprise Products Partners and TEPPCO decreased during the nine months ended September 30, 2009 relative to the same period in 2008 primarily due to $135.3 million of charges related to TOPS (see Notes 3 and 15) recorded in the aggregate by Enterprise Products Partners and TEPPCO.  In addition, TEPPCO recorded $51.0 million in charges during the three months ended September 30, 2009 primarily related to its indefinite suspension of certain river terminal projects (see Notes 5 and 15).

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents cash distributions paid to, and cash contributions from, noncontrolling interest as presented on our Unaudited Condensed Statements of Consolidated Cash Flows and Unaudited Condensed Statements of Consolidated Equity for the periods indicated:

	For the Nine Months
	Ended September 30,
	2009	2008
Cash distributions paid to noncontrolling interest:
Limited partners of Enterprise Products Partners	$713.7	$644.0
Limited partners of Duncan Energy Partners	23.2	18.5
Limited partners of TEPPCO	218.4	188.0
Joint venture partners	24.7	20.7
Total cash distributions paid to noncontrolling interest	$980.0	$871.2
Cash contributions from noncontrolling interest:
Limited partners of Enterprise Products Partners	$853.1	$56.1
Limited partners of Duncan Energy Partners	137.4	--
Limited partners of TEPPCO	3.5	271.3
Joint venture partners	(2.1)	--
Total cash contributions from noncontrolling interest	$991.9	$327.4

Distributions paid to the limited partners of Enterprise Products Partners, Duncan Energy Partners and TEPPCO primarily represent the quarterly cash distributions paid by these entities to their unitholders, excluding those paid to the Parent Company in connection with its ownership of common units of Enterprise Products Partners and TEPPCO.

Contributions from the limited partners of Enterprise Products Partners and TEPPCO primarily represent proceeds each entity received from common unit offerings, excluding amounts that are eliminated in consolidation.  Contributions from the limited partners of Enterprise Products Partners increased during the nine months ended September 30, 2009 relative to the nine months ended September 30, 2008 due to net proceeds that Enterprise Products Partners received from common unit offerings it completed during 2009.  The following table reflects (i) the number of common units issued by Enterprise Products Partners, (ii) the offering price per unit and (iii) the net proceeds received by Enterprise Products Partners from significant common unit offerings completed during the nine months ended September 30, 2009:

	Number of	Offering
	Common Units	Price	Net
	Issued	Per Unit	Proceeds
January underwritten offering (1,2)	10,590,000	$22.20	$225.6
September private placement (3)	5,940,594	$25.25	$150.0
September underwritten offering (1,4)	8,337,500	$28.00	$226.4
(1)   Offering price per unit based on market closing prices per unit at the date the offering was completed.
(2)   On January 12, 2009, Enterprise Products Partners issued 9,600,000 common units in connection with an underwritten public offering. On January 16, 2009, Enterprise Products Partners issued an additional 990,000 common units as a result of the underwriters to this offering exercising their overallotment option.
(3)   On September 4, 2009, Enterprise Products Partners agreed to issue 5,940,594 common units in a private placement to EPCO Holdings, Inc., a privately held affiliate controlled by Dan L. Duncan. In accordance with the terms of the private placement, as approved by the Audit, Conflicts and Governance (“ACG”) Committee of EPGP’s Board of Directors on September 1, 2009, the per unit purchase price of $25.25 was calculated based on a five percent discount to the five-day volume weighted average price (“5-Day VWAP”) of Enterprise Products Partners common units, as reported by the NYSE at the close of business on September 4, 2009. The 5-Day VWAP was based on (i) the closing price for the common units on the NYSE for each of the trading days in such five-day period and (ii) the total trading volume for the common units reported by the NYSE for each such trading day. The common units were issued on September 8, 2009.
(4)   On September 25, 2009, Enterprise Products Partners issued 7,250,000 common units in connection with an underwritten public offering. On September 30, 2009, Enterprise Products Partners issued an additional 1,087,500 common units as a result of the underwriters to this offering exercising their overallotment option.

Contributions from the limited partners of Duncan Energy Partners for the nine months ended September 30, 2009 represent the net proceeds Duncan Energy Partners received from its common unit

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

offering.  In June 2009, Duncan Energy Partners completed an offering of 8,000,000 million of its common units, which generated net proceeds of approximately $122.9 million.  In July 2009, the underwriters to this offering exercised their option to purchase an additional 943,400 common units, which generated approximately $14.5 million of additional net proceeds for Duncan Energy Partners. Duncan Energy Partners used the net proceeds from its issuance of these units to repurchase and cancel an equal number of its common units beneficially owned by EPO.

Contributions from the limited partners of TEPPCO decreased during the nine months ended September 30, 2009 relative to the nine months ended September 30, 2008 due to net proceeds that TEPPCO received from its common unit offering in September 2008.

Note 13.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues from consolidated operations:
Energy Transfer Equity	$54.5	$99.6	$266.5	$413.0
Other unconsolidated affiliates	55.8	153.4	155.6	318.7
Total	$110.3	$253.0	$422.1	$731.7
Operating costs and expenses:
EPCO and affiliates	$136.5	$113.3	$376.7	$341.9
Energy Transfer Equity	113.1	56.5	310.1	134.4
Cenac and affiliates (1)	6.0	13.0	33.0	30.2
Other unconsolidated affiliates	9.0	14.0	22.7	42.9
Total	$264.6	$196.8	$742.5	$549.4
General and administrative costs:
EPCO and affiliates	$25.4	$21.1	$76.4	$69.5
Cenac and affiliates	0.5	0.8	2.1	2.1
Total	$25.9	$21.9	$78.5	$71.6
Other expense:
EPCO and affiliates	$--	$--	$--	$0.3

(1) Refers to Cenac Towing Co., Inc., Cenac Offshore, L.L.C. and Arlen B. Cenac, Jr. (collectively “Cenac”).

The following table summarizes our accounts receivable and accounts payable with related parties at the dates indicated:

	September 30,	December 31,
	2009	2008
Accounts receivable - related parties:
EPCO and affiliates	$--	$0.2
Other	10.0	--
Total	$10.0	$0.2
Accounts payable - related parties:
EPCO and affiliates	$12.0	$14.1
Other	33.1	3.4
Total	$45.1	$17.5

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Relationships and Agreements with EPCO and affiliates

We have an extensive and ongoing relationship with EPCO and its affiliates, which includes the following significant entities that are not part of our consolidated group of companies:

▪	EPCO and its privately held affiliates;

▪	EPE Holdings, our general partner; and

▪	the Employee Partnerships.

EPCO is a privately held company controlled by Dan L. Duncan, who is also a director and Chairman of EPE Holdings and EPGP.  At September 30, 2009, EPCO and its privately held affiliates beneficially owned 108,363,833 (or 77.8%) of the Parent Company’s outstanding Units and 100% of its general partner, EPE Holdings.  In addition, at September 30, 2009, EPCO and its affiliates beneficially owned 168,005,206 (or 35.2%) of Enterprise Products Partners’ common units, including 13,952,402 common units owned by the Parent Company. See Note 12 for information regarding the private placement of 5,940,594 common units of Enterprise Products Partners with a privately held affiliate of EPCO in September 2009.

The Parent Company owns all of the membership interests of EPGP.  The principal business activity of EPGP is to act as the sole managing partner of Enterprise Products Partners.  The executive officers and certain of the directors of EPGP and EPE Holdings are employees of EPCO.

 At September 30, 2009, EPCO and its affiliates beneficially owned 17,073,315 (or 16.3%) of TEPPCO’s units, including the 4,400,000 units owned by the Parent Company.  On October 26, 2009, the TEPPCO Merger was completed and TEPPCO and TEPPCO GP became wholly owned subsidiaries of Enterprise Products Partners.  As a result, all TEPPCO units owned by EPCO and its affiliates were converted to either common units or Class B units of Enterprise Products Partners, based on the TEPPCO Merger exchange ratio.  The Parent Company’s ownership interests in the TEPPCO units were converted to 5,456,000 common units of Enterprise Products Partners.

Until October 26, 2009, the Parent Company owned all of the membership interests of TEPPCO GP.  The principal business activity of TEPPCO GP is to act as the sole general partner of TEPPCO.  On October 26, 2009, the Parent Company’s membership interests in TEPPCO GP were exchanged for (i) 1,331,681 common units of Enterprise Products Partners and (ii) EPGP (on behalf of the Parent Company as a wholly-owned subsidiary of the Parent Company) was credited in its Enterprise Products Partners’ capital account an amount to maintain its 2% general partner interest in Enterprise Products Partners.  See Note 19 for additional information regarding the TEPPCO Merger.

The Parent Company, EPE Holdings, TEPPCO, TEPPCO GP, Enterprise Products Partners and EPGP are separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from the Parent Company, TEPPCO, Enterprise Products Partners and other investments to fund their other operations and to meet their debt obligations.  EPCO and its privately held affiliates received directly from us $382.2 million and $325.4 million in cash distributions during the nine months ended September 30, 2009 and 2008, respectively.

Following completion of the TEPPCO Merger, the debt obligations of the Parent Company are secured by its ownership of (i) 20,242,179 common units of Enterprise Products Partners, (ii) 100% of the membership interests of EPGP and (iii) 38,976,090 common units of Energy Transfer Equity.  In addition, the ownership interests in the Parent Company and Enterprise Products Partners that are owned or controlled by EPCO and its affiliates, other than those interests owned by the Parent Company, Dan Duncan LLC and certain trusts affiliated with Dan L. Duncan, are pledged as security under the credit facility of a privately held affiliate of EPCO.  This credit facility contains customary and other events of

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

default relating to EPCO and certain affiliates, including the Parent Company and Enterprise Products Partners.

We have entered into an agreement with EPCO to provide trucking services to us for the transportation of NGLs and other products.  We also lease office space in various buildings from affiliates of EPCO.  The rental rates in these lease agreements approximate market rates.

EPCO ASA.  We have no employees. Substantially all of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to the ASA.  The Parent Company, Enterprise Products Partners, Duncan Energy Partners, TEPPCO and their respective general partners are among the parties to the ASA.  Our operating costs and expenses include reimbursement payments to EPCO for the costs it incurs to operate our facilities, including compensation of EPCO’s employees to the extent that such employees spend time on our businesses.  We reimbursed EPCO $136.3 million for operating costs and expenses and $25.4 million for general and administrative costs for the three months ended September 30, 2009.  For the nine months ended September 30, 2009, we reimbursed EPCO $376.2 million for operating costs and expenses and $76.4 million for general and administrative costs.

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

At September 30, 2009, EPO beneficially owned approximately 58% of Duncan Energy Partners’ limited partner interests and 100% of its general partner.

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

Duncan Energy Partners issued an aggregate 8,943,400 of its common units in June and July 2009, which generated net proceeds of approximately $137.4 million.  Duncan Energy Partners used the net proceeds from its issuance of these units to repurchase and cancel an equal number of its common units beneficially owned by EPO.

Relationship with Cenac

In connection with TEPPCO’s marine services acquisition in February 2008, Cenac and affiliates became a related party of TEPPCO due to their ownership of TEPPCO units and for other reasons.  TEPPCO entered into a transitional operating agreement with Cenac in which TEPPCO’s fleet of tow boats and tank barges (acquired from Cenac) continued to be operated by employees of Cenac for a period of up to two years following the acquisition.  Under this agreement, TEPPCO paid Cenac a monthly operating fee and reimbursed Cenac for personnel salaries and related employee benefit expenses, certain repairs and maintenance expenses and insurance premiums on the equipment.  Effective August 1, 2009, the transitional operating agreement was terminated.  Personnel providing services pursuant to the agreement became employees of EPCO and will continue to provide services under the ASA.

Note 14.  Earnings Per Unit

Basic and diluted earnings per unit are computed by dividing net income or loss allocated to limited partners by the weighted-average number of Units outstanding during a period.  The amount of net income allocated to limited partners is derived by subtracting, from net income or loss, our general partner’s share of such net income or loss.

The following table shows the allocation of net income to our general partner for the periods indicated:

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
	2009		2008		2009		2008
Net income attributable to Enterprise GP Holdings L.P.		$25.3		$42.0		$127.3		$138.0
Multiplied by general partner ownership interest		0.01%		0.01%		0.01%		0.01%
General partner interest in net income	$	*	$	*	$	*	$	*

* Amount is negligible.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the calculation of our limited partners’ interest in net income and basic and diluted earnings per unit for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
BASIC AND DILUTED EARNINGS PER UNIT
Numerator
Net income before general partner interest	$25.3	$42.0	$127.3	$138.0
General partner interest in net income	*	*	*	*
Limited partners’ interest in net income	$25.3	$42.0	$127.3	$138.0
Denominator
Total Units	139.2	123.2	137.4	123.2
Basic and diluted earnings per Unit
Net income before general partner interest	$0.18	$0.34	$0.93	$1.12
General partner interest in net income	*	*	*	*
Limited partners’ interest in net income	$0.18	$0.34	$0.93	$1.12

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

We evaluate our ongoing litigation based upon a combination of litigation and settlement alternatives.  These reviews are updated as the facts and combinations of the cases develop or change.  Assessing and predicting the outcome of these matters involves substantial uncertainties.  In the event that the assumptions we used to evaluate these matters change in future periods or new information becomes available, we may be required to record a liability for an adverse outcome.  In an effort to mitigate potential adverse consequences of litigation, we could also seek to settle legal proceedings brought against us.  We have not recorded any significant reserves for any litigation in our financial statements.

Parent Company matters.  In February 2008, Joel A. Gerber, a purported unitholder of the Parent Company, filed a derivative complaint on behalf of the Parent Company in the Court of Chancery of the State of Delaware.  The complaint names as defendants EPE Holdings, the Board of Directors of EPE Holdings, EPCO, and Dan L. Duncan and certain of his affiliates.  The Parent Company is named as a nominal defendant. The complaint alleges that the defendants, in breach of their fiduciary duties to the Parent Company and its unitholders, caused the Parent Company to purchase in May 2007 the TEPPCO GP membership interests and TEPPCO units from Mr. Duncan’s affiliates at an unfair price.  The complaint also alleges that Charles E. McMahen, Edwin E. Smith and Thurmon Andress, constituting the three members of EPE Holdings’ ACG Committee, cannot be considered independent because of their relationships with Mr. Duncan.  The complaint seeks relief (i) awarding damages for profits allegedly obtained by the defendants as a result of the alleged wrongdoings in the complaint and (ii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts.  Management believes this lawsuit is without merit and intends to vigorously defend against it.  For information regarding our relationship with Mr. Duncan and his affiliates, see Note 13.

Enterprise Products Partners’ matters.  In February 2007, EPO received a letter from the Environment and Natural Resources Division of the U.S. Department of Justice related to an ammonia

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

release in Kingman County, Kansas in October 2004 from a pressurized anhydrous ammonia pipeline (“Magellan Ammonia Pipeline”) owned by a third party, Magellan Ammonia Pipeline, L.P. (“Magellan”), and a previous release of ammonia in September 2004 from the same pipeline.  EPO was the operator of this pipeline until July 1, 2008. This matter was settled in September 2009, and Magellan has agreed to pay all assessed penalties.

The Attorney General of Colorado on behalf of the Colorado Department of Public Health and Environment filed suit against Enterprise Products Partners and others in April 2008 in connection with the construction of a pipeline near Parachute, Colorado.  The State sought a temporary restraining order and an injunction to halt construction activities since it alleged that the defendants failed to install measures to minimize damage to the environment and to follow requirements for the pipeline’s stormwater permit and appropriate stormwater plan.  Enterprise Products Partners has entered into a settlement agreement with the State that dismisses the suit and assesses a fine of approximately $0.2 million.

In January 2009, the State of New Mexico filed suit in District Court in Santa Fe County, New Mexico, under the New Mexico Air Quality Control Act.  The lawsuit arose out of a February 27, 2008 Notice Of Violation issued to Marathon Oil Corp. (“Marathon”) as operator of the Indian Basin natural gas processing facility located in Eddy County, New Mexico.  Enterprise Products Partners owns a 42.4% undivided interest in the assets comprising the Indian Basin facility.  The State alleges violations of its air laws, and Marathon is attempting to negotiate an acceptable resolution with the State.  The State seeks penalties and remedial projects above $0.1 million.  Marathon continues to work with the State to determine if resolution of the case is possible. We believe that any potential penalties will not have a material impact on Enterprise Products Partners’ consolidated financial position, results of operations or cash flows.

In connection with the dissociation of Enterprise Products Partners and TEPPCO from TOPS (see Note 3) Oiltanking filed an original petition against Enterprise Offshore Port System, LLC, EPO, TEPPCO O/S Port System, LLC, TEPPCO and TEPPCO GP in the District Court of Harris County, Texas, 61st Judicial District (Cause No. 2009-31367), asserting, among other things, that the dissociation was wrongful and in breach of the TOPS partnership agreement, citing provisions of the agreement that, if applicable, would continue to obligate Enterprise Products Partners and TEPPCO to make capital contributions to fund the project and impose liabilities on Enterprise Products Partners and TEPPCO.  On September 17, 2009, Enterprise Products Partners and TEPPCO entered into a settlement agreement with certain affiliates of Oiltanking and TOPS that resolved all disputes between the parties related to the business and affairs of the TOPS project (including the litigation described above).  Enterprise Products Partners and TEPPCO each recognized approximately $33.5 million of expense during the third quarter of 2009 in connection with this settlement.  The impact on net income attributable to Enterprise GP Holdings L.P. was approximately $8.5 million, as nearly all of this expense was absorbed by noncontrolling interests in consolidation (i.e., by third-party and related party unitholders of Enterprise Products Partners and TEPPCO other than the Parent Company).

TEPPCO matters.  On September 18, 2006, Peter Brinckerhoff, a purported unitholder of TEPPCO, filed a complaint in the Court of Chancery of the State of Delaware (the “Delaware Court”), in his individual capacity, as a putative class action on behalf of other unitholders of TEPPCO and derivatively on behalf of TEPPCO, concerning, among other things, certain transactions involving TEPPCO, Enterprise Products Partners or its affiliates.  Mr. Brinckerhoff filed an amended complaint on July 12, 2007.  The amended complaint names as defendants (i) TEPPCO, certain of its current and former directors, and certain of its affiliates, (ii) Enterprise Products Partners and certain of its affiliates, (iii) EPCO and (iv) Dan L. Duncan.

The amended complaint alleges, among other things, that the defendants caused TEPPCO to enter into specified transactions that were unfair to TEPPCO or otherwise unfairly favored Enterprise Products Partners or its affiliates over TEPPCO. These transactions are alleged to include: (i) the joint venture to further expand the Jonah system entered into by TEPPCO and Enterprise Products Partners in August 2006 (the plaintiff alleges that TEPPCO did not receive fair value for allowing Enterprise Products Partners to participate in the joint venture); (ii) the sale by TEPPCO of its Pioneer natural gas processing plant and

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

certain gas processing rights to Enterprise Products Partners in March 2006 (the plaintiff alleges that the purchase price Enterprise Products Partners paid did not provide fair value to TEPPCO); and (iii) certain amendments to TEPPCO’s partnership agreement, including a reduction in the maximum tier of TEPPCO’s incentive distribution rights in exchange for TEPPCO units. The amended complaint seeks (i) rescission of the amendments to TEPPCO’s partnership agreement, (ii) damages for profits and special benefits allegedly obtained by defendants as a result of the alleged wrongdoings in the amended complaint and (iii) an award to plaintiff of the costs of the action, including fees and expenses of his attorneys and experts. By its Opinion and Order dated November 25, 2008, the Delaware Court dismissed Mr. Brinckerhoff’s individual and putative class action claims with respect to the amendments to TEPPCO’s partnership agreement. We refer to this action and the remaining claims in this action as the “Derivative Action.”

On April 29, 2009, Peter Brinckerhoff and Renee Horowitz, as Attorney in Fact for Rae Kenrow, purported unitholders of TEPPCO, filed separate complaints in the Delaware Court as putative class actions on behalf of other unitholders of TEPPCO, concerning the TEPPCO Merger. On May 11, 2009, these actions were consolidated under the caption Texas Eastern Products Pipeline Company, LLC Merger Litigation, C.A. No. 4548-VCL (“Merger Action”). The complaints name as defendants Enterprise Products Partners, EPGP, TEPPCO GP, the directors of TEPPCO GP, EPCO and Dan L. Duncan.

The Merger Action complaints allege, among other things, that the terms of the merger (as proposed as of the time the Merger Action complaints were filed) are grossly unfair to TEPPCO’s unitholders and that the TEPPCO Merger is an attempt to extinguish the Derivative Action without consideration. The complaints further allege that the process through which the Special Committee of the ACG Committee of TEPPCO GP was appointed to consider the TEPPCO Merger is contrary to the spirit and intent of TEPPCO’s partnership agreement and constitutes a breach of the implied covenant of fair dealing.

The complaints seek relief (i) enjoining the defendants and all persons acting in concert with them from pursuing the TEPPCO Merger, (ii) rescinding the TEPPCO Merger to the extent it is consummated, or awarding rescissory damages in respect thereof, (iii) directing the defendants to account for all damages suffered or to be suffered by the plaintiffs and the purported class as a result of the defendants’ alleged wrongful conduct, and (iv) awarding plaintiffs’ costs of the actions, including fees and expenses of their attorneys and experts.

On June 28, 2009, the parties entered into a Memorandum of Understanding pursuant to which Enterprise Products Partners, TEPPCO, EPCO, TEPPCO GP, all other individual defendants and the plaintiffs have proposed to settle the Merger Action and the Derivative Action. The Memorandum of Understanding contemplated that the parties would enter into a stipulation of settlement within 30 days from the date of the Memorandum of Understanding. On August 5, 2009, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Agreement”) contemplated by the Memorandum of Understanding. Pursuant to the Settlement Agreement, the board of directors of TEPPCO GP recommended to TEPPCO’s unitholders that they approve the adoption of the merger agreement and take all necessary steps to seek unitholder approval for the merger as soon as practicable. Pursuant to the Settlement Agreement, approval of the merger required, in addition to votes required under TEPPCO’s partnership agreement, that the actual votes cast in favor of the proposal by holders of TEPPCO’s outstanding units, excluding those held by defendants to the Derivative Action, exceed the actual votes cast against the proposal by those holders. The Settlement Agreement further provides that the Derivative Action was considered by TEPPCO GP’s Special Committee to be a significant TEPPCO benefit for which fair value was obtained in the merger consideration.

The Settlement Agreement is subject to customary conditions, including Delaware Court approval.  A hearing regarding approval of the Settlement Agreement by the Delaware Court was held on October 12, 2009, but the Delaware Court has yet to rule on the settlement.  There can be no assurance that the Delaware Court will approve the settlement in the Settlement Agreement. In such event, the proposed settlement as contemplated by the Settlement Agreement may be terminated. Among other things, the plaintiffs’ agreement to settle the Derivative Action and Merger Action litigation, including their agreement to the fairness of the terms and process of the merger negotiations, is subject to (i) the drafting and

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

execution of other such documentation as may be required to obtain final Delaware Court approval and dismissal of the actions, (ii) Delaware Court approval and the mailing of the notice of settlement which sets forth the terms of settlement to TEPPCO’s unitholders, (iii) consummation of the TEPPCO Merger and (iv) final Delaware Court certification and approval of the settlement and dismissal of the actions.

Additionally, on June 29 and 30, 2009, respectively, M. Lee Arnold and Sharon Olesky, purported unitholders of TEPPCO, filed separate complaints in the District Courts of Harris County, Texas, as putative class actions on behalf of other unitholders of TEPPCO, concerning the TEPPCO Merger (the “Texas Actions”).  The complaints name as defendants Enterprise Products Partners, TEPPCO, TEPPCO GP, EPGP, EPCO, Dan L. Duncan, Jerry Thompson, and the board of directors of TEPPCO GP.  The allegations in the complaints are similar to the complaints filed in Delaware on April 29, 2009 and seek similar relief.  The named plaintiffs in the two Texas Actions (the “Texas Plaintiffs/Objectors”) have also appeared in the Delaware proceedings as objectors to the settlement of those cases which are awaiting court approval.  On October 7, 2009, the Texas Plaintiffs/Objectors and the parties to the Settlement Agreement entered into a Stipulation to Withdraw Objection (the “Stipulation”).  In accordance with the Stipulation, TEPPCO made certain supplemental disclosures and, if the Settlement Agreement obtains Final Court Approval (as defined in the Settlement Agreement), the Texas Plaintiffs/Objectors have agreed to dismiss the Texas Actions with prejudice and, pending such Final Court Approval, will take no action to prosecute the Texas Actions.

Energy Transfer Equity matters.  In July 2007, ETP announced that it was under investigation by the Federal Energy Regulatory Commission (“FERC”) with respect to (i) whether ETP engaged in manipulation or improper trading activities in the Houston Ship Channel market around the time of the hurricanes in the fall of 2005 and other prior periods in order to benefit financially from commodity derivative instrument positions and from certain index-priced physical gas purchases in the Houston Ship Channel market and (ii) whether ETP manipulated daily prices at the Waha and Permian hubs in west Texas on two dates.  Certain third party lawsuits were also filed in connection with these matters.

In September 2009, ETP announced that the FERC approved a settlement agreement related to these allegations.  The settlement agreement provides that ETP is required to make a $5.0 million payment to the federal government and the FERC will dismiss all claims against ETP.  Separate from the payment to the federal government, ETP also is required to establish a $25.0 million fund for the purpose of settling related third party claims against ETP.  This fund amount will be paid into a specific account held by a financial institution selected by mutual agreement of ETP and the FERC.  An administrative law judge appointed by the FERC will determine the validity of any third party claim against this fund.  Any party who receives money from this fund will be required to waive all claims against ETP related to this matter.  Management of ETP believes that the application of this fund will resolve the existing litigation related to this matter, although, in the event that all plaintiffs in the existing litigation do not participate in this fund, these non-participating plaintiffs will be entitled to continue their litigation claims through the judiciary system.

Pursuant to the settlement agreement, the FERC made no findings of fact or conclusions of law.  In addition, the settlement agreement specifies that ETP does not admit or concede to the FERC or any third party any actual or potential fault, wrongdoing or liability in connection with its alleged conduct related to the FERC claims.

The FERC’s actions against ETP also included allegations related to its Oasis pipeline, which is an intrastate pipeline that transports natural gas between the Waha and Katy hubs in Texas.  The allegations related to the Oasis pipeline included claims that the pipeline violated Natural Gas Policy Act (“NGPA”) regulations from January 2004 through June 2006 by granting undue preference to ETP’s affiliates.  In March 2009, ETP entered into a separate settlement agreement with the FERC related to these allegations.  The Oasis settlement agreement did not require ETP to make any payments to the federal government or any other parties.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Contractual Obligations

Scheduled Maturities of Long-Term Debt.  See Notes 11 and 19 for additional information regarding changes in our consolidated debt obligations.

Operating Lease Obligations.  During the second quarter of 2009, Enterprise Products Partners entered into a 20-year right-of-way agreement with the Jicarilla Apache Nation in support of continued natural gas gathering activities on its San Juan gathering system in Northwest New Mexico.  Pending approval of this agreement by the U.S. Department of the Interior, Enterprise Products Partners’ minimum lease obligations will be $3.0 million for the first year and $2.0 million per year for each of the next succeeding four years.  Aggregate minimum lease commitments are $43.3 million over the 20-year contractual term.  The agreement also provides for contingent rentals that are calculated annually based on actual throughput volumes and then current natural gas and NGL prices.  This agreement with the Jicarilla Apache Nation does not provide for renewal options beyond the 20-year lease term.

Prior to May 2009, Enterprise Products Partners leased rail and truck terminal facilities in Mont Belvieu, Texas from Martin.  At December 31, 2008, Enterprise Products Partners’ remaining aggregate minimum lease commitments under this agreement were $56.8 million through the contractual term ending in 2023.  The lease agreement with Martin was terminated upon Enterprise Products Partners’ acquisition of such facilities in May 2009.  See Note 9 for additional information regarding this business combination.

Except for the foregoing, there have been no material changes in our consolidated operating lease commitments since December 31, 2008.  Lease and rental expense was $16.2 million and $13.2 million during the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, lease and rental expense was $45.0 million and $42.7 million, respectively.

Purchase Obligations.  Apart from that discussed below, there have been no material changes in our consolidated purchase obligations since December 31, 2008.

As a result of Enterprise Products Partners’ and TEPPCO’s dissociation from TOPS, our capital expenditure commitments decreased by an estimated $203.0 million from that reported in our Recast Form 8-K.  See Note 3 for additional information regarding TOPS.

In January 2008, TEPPCO entered into an amended throughput and deficiency agreement with Colonial Pipeline Company (“Colonial”) related to its Boligee river terminal.  Under terms of the agreement, Colonial agreed to provide transportation services to the Boligee terminal for a period of 10-

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

years effective January 1, 2009.  The minimum annual throughput commitment to Colonial was approximately 8.0 million barrels of product.  TEPPCO agreed to pay annual deficiency charges if it failed to meet its minimum annual volume throughput commitment.

The contractual annual minimum commitment of 8.0 million barrels was premised upon expected throughput volumes at the Boligee terminal, which was designed to serve several planned river terminals to be constructed. In September 2009, the expansion river terminal construction projects were suspended.  Based on the current level of terminal volumes, we forecast that the Boligee terminal will not be able to meet its annual minimum commitment to Colonial over the term of the contract.  As a result, TEPPCO accrued a liability of $28.7 million for deficiency fees that it reasonably estimates will be incurred due to the expected level of throughput volumes at Boligee.  In accordance with applicable accounting standards, TEPPCO will adjust its accrual if it determines that it is probable that the amount it is obligated to pay Colonial changes in the future.

At September 30, 2009, the accrued liability was recorded as a component of other current liabilities and other long-term liabilities, as appropriate, on our Unaudited Condensed Consolidated Balance Sheets.  The accrued deficiency charges are included in operating costs and expenses for the three and nine months ended September 30, 2009.  The impact on net income attributable to Enterprise GP Holdings L.P. was approximately $5.9 million, as nearly all of this charge was absorbed by noncontrolling interests in consolidation (i.e., by third-party and related party unitholders of TEPPCO other than the Parent Company).

Other Claims

As part of our normal business activities with joint venture partners and certain customers and suppliers, we occasionally have claims made against us as a result of disputes related to contractual agreements or similar arrangements.  As of September 30, 2009, claims against us totaled approximately $4.8 million.  These matters are in various stages of assessment and the ultimate outcome of such disputes cannot be reasonably estimated.  However, in our opinion, the likelihood of a material adverse outcome related to the disputes against us is remote.  Accordingly, accruals for loss contingencies related to these matters, if any, that might result from the resolution of such disputes have not been reflected in our consolidated financial statements.

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Business interruption coverage in connection with a windstorm event remains in place for onshore assets, but was eliminated for offshore assets.  Onshore assets covered by business interruption insurance must be out-of-service in excess of 60 days before any losses from business interruption will be covered.  Furthermore, pursuant to the current policy, we will now absorb 50% of the first $50.0 million of any loss in excess of deductible amounts for our onshore assets.

In the third quarter of 2008, Enterprise Products Partners’ onshore and offshore facilities located along the Gulf Coast of Texas and Louisiana were adversely impacted by Hurricanes Gustav and Ike.  To a lesser extent, these storms affected the operations of TEPPCO as well.  The disruptions in hydrocarbon production caused by these storms resulted in decreased volumes for some of Enterprise Products Partners’ pipeline systems, natural gas processing plants, NGL fractionators and offshore platforms, which, in turn, caused a decrease in gross operating margin from these operations.  As a result of our share of EPCO’s insurance deductibles for windstorm coverage, Enterprise Products Partners and TEPPCO expensed a combined cumulative total of $47.6 million and $1.2 million, respectively, of repair costs for property damage in connection with these two storms through September 30, 2009.  Enterprise Products Partners continues to file property damage claims in connection with the damage caused by these storms.

The following table summarizes proceeds Enterprise Products Partners received during the periods indicated from business interruption and property damage insurance claims with respect to certain named storms:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Business interruption proceeds:
Hurricane Ike	$19.2	$--	$19.2	$--
Hurricane Katrina	--	--	--	0.5
Hurricane Rita	--	--	--	0.7
Total business interruption proceeds	19.2	--	19.2	1.2
Property damage proceeds:
Hurricane Katrina	3.5	2.5	26.7	9.4
Hurricane Rita	--	--	--	2.7
Hurricane Ivan	0.7	--	0.7	--
Total property damage proceeds	4.2	2.5	27.4	12.1
Total	$23.4	$2.5	$46.6	$13.3

At September 30, 2009, Enterprise Products Partners had $22.6 million of estimated property damage claims outstanding related to storms that we believe are probable of collection during the next twelve months and $45.2 million thereafter.  To the extent we include any estimate or range of estimates regarding the dollar value of damages, please be aware that a change in our estimates may occur, if and when additional information becomes available.

Credit Risk Due to Industry Concentrations

Enterprise Products Partners’ largest customer for 2008 was LyondellBassell Industries and its affiliates (“LBI”), which accounted for 9.6% of Enterprise Products Partners’ consolidated revenues during 2008.  On January 6, 2009, LBI announced that its U.S. operations had voluntarily filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code.  At the time of the bankruptcy filing, Enterprise Products Partners had approximately $10.0 million of net credit exposure to LBI.  Enterprise Products Partners resolved its outstanding claims with LBI in October 2009 with no gain or loss being recorded in connection with the settlement.  We continue to do business with this important customer; however, we continue to manage our credit exposure to LBI.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating assets and liabilities for the periods indicated:

	For the Nine Months
	Ended September 30,
	2009	2008
Decrease (increase) in:
Accounts and notes receivable – trade	$(551.3)	$(242.1)
Accounts receivable – related parties	35.2	4.2
Inventories	(830.1)	(383.4)
Prepaid and other current assets	(6.7)	(59.1)
Other assets	(14.1)	18.4
Increase (decrease) in:
Accounts payable – trade	1.8	(39.8)
Accounts payable – related parties	19.5	13.7
Accrued product payables	817.2	382.8
Accrued interest payable	(10.9)	35.2
Other accrued expenses	(30.7)	(24.9)
Other current liabilities	(25.7)	10.7
Other long-term liabilities	21.0	(5.0)
Net effect of changes in operating accounts	$(574.8)	$(289.3)

We incurred liabilities for construction in progress that had not been paid at September 30, 2009 and December 31, 2008 of $122.2 million and $109.0 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

Note 18.  Supplemental Parent Company Condensed Financial Information

In order to fully understand the financial position and results of operations of the Parent Company, we are providing the condensed standalone financial information of Enterprise GP Holdings L.P. apart from that of our consolidated Partnership financial information.

The Parent Company has no operations apart from its investing activities and indirectly overseeing the management of the entities controlled by it.  At September 30, 2009, the Parent Company had investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners.  The Parent Company controls Enterprise Products Partners and TEPPCO through its ownership of EPGP and TEPPCO GP, respectively.  The Parent Company owns noncontrolling partnership and membership interests in Energy Transfer Equity and LE GP, respectively.

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners and EPGP

At September 30, 2009, the Parent Company owned 13,952,402 common units of Enterprise Products Partners and 100% of the membership interests of EPGP, which is entitled to 2% of the cash distributions paid by Enterprise Products Partners as well as the IDRs of Enterprise Products Partners.

EPGP’s percentage interest in Enterprise Products Partners’ quarterly cash distributions is increased through its ownership of the associated IDRs, after certain specified target levels of distribution rates are met by Enterprise Products Partners. EPGP’s quarterly general partner and associated incentive distribution thresholds are as follows:

▪	2% of quarterly cash distributions up to $0.253 per unit paid by Enterprise Products Partners;

▪	15% of quarterly cash distributions from $0.253 per unit up to $0.3085 per unit paid by Enterprise Products Partners; and

▪	25% of quarterly cash distributions that exceed $0.3085 per unit paid by Enterprise Products Partners.

The following table summarizes the distributions received by EPGP from Enterprise Products Partners for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
From 2% general partner interest	$5.1	$4.6	$15.0	$13.6
From incentive distribution rights	38.2	32.0	109.9	92.8
Total	$43.3	$36.6	$124.9	$106.4

TEPPCO and TEPPCO GP

At September 30, 2009, the Parent Company owned 4,400,000 units of TEPPCO and all of the membership interests of TEPPCO GP, which is entitled to 2% of the cash distributions of TEPPCO as well as the IDRs of TEPPCO.  On October 26, 2009, the TEPPCO Merger was completed and TEPPCO and TEPPCO GP became wholly owned subsidiaries of Enterprise Products Partners.  As a result, the Parent Company’s ownership interests in the TEPPCO units were converted to 5,456,000 common units of Enterprise Products Partners.  In addition, the Parent Company’s membership interests in TEPPCO GP were exchanged for (i) 1,331,681 common units of Enterprise Products Partners and (ii) EPGP (on behalf of the Parent Company as a wholly-owned subsidiary of the Parent Company) was credited in its Enterprise Products Partners’ capital account an amount to maintain its 2% general partner interest in Enterprise Products Partners.  See Note 19 for additional information regarding the TEPPCO Merger.

TEPPCO GP’s percentage interest in TEPPCO’s quarterly cash distributions is increased through its ownership of the associated IDRs, after certain specified target levels of distribution rates are met by TEPPCO.  TEPPCO GP’s quarterly general partner and associated incentive distribution thresholds are as follows:

▪	2% of quarterly cash distributions up to $0.275 per unit paid by TEPPCO;

▪	15% of quarterly cash distributions from $0.275 per unit up to $0.325 per unit paid by TEPPCO; and

▪	25% of quarterly cash distributions that exceed $0.325 per unit paid by TEPPCO.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the distributions received by TEPPCO GP from TEPPCO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
From 2% general partner interest	$1.6	$1.4	$4.7	$4.0
From incentive distribution rights	14.0	12.2	41.8	35.5
Total	$15.6	$13.6	$46.5	$39.5

Energy Transfer Equity and LE GP

 At September 30, 2009, the Parent Company owned 38,976,090 common units of Energy Transfer Equity and approximately 40.6% of the membership interests in LE GP.

LE GP owns a 0.31% general partner interest in Energy Transfer Equity, whose general partner interest has no associated IDRs in the quarterly cash distributions of Energy Transfer Equity.  The business purpose of LE GP is to manage the affairs and operations of Energy Transfer Equity.  LE GP has no separate business activities outside of those conducted by Energy Transfer Equity.

As disclosed in the Form 10-Q of Energy Transfer Equity for the nine months ended September 30, 2009, the total amount of distributions Energy Transfer Equity received from ETP was $429.5 million, which consisted of $167.6 million from limited partner interests; $14.3 million from general partner interests and $247.6 million from the ETP IDRs.  Energy Transfer Equity, in turn, paid $351.0 million in distributions to its partners during the nine months ended September 30, 2009.

Condensed Parent Company Cash Flow Information

The following table presents the Parent Company’s cash flow information for the periods indicated:

	For the Nine Months
	Ended September 30,
	2009	2008
Operating activities:
Net income	$127.3	$138.0
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Amortization	1.7	0.8
Equity income	(172.3)	(194.0)
Cash distributions from investees	264.6	231.2
Net effect of changes in operating accounts	(3.5)	(5.9)
Net cash flows provided by operating activities	217.8	170.1
Investing activities:
Investments (1)	(26.1)	(1.0)
Cash used in investing activities	(26.1)	(1.0)
Financing activities:
Borrowing under debt agreements	74.0	54.0
Repayments of debt	(72.5)	(67.0)
Cash distributions paid by Parent Company	(195.0)	(157.1)
Cash used in financing activities	(193.5)	(170.1)
Net change in cash and cash equivalents	(1.8)	(1.0)
Cash and cash equivalents, January 1	2.5	1.7
Cash and cash equivalents, September 30	$0.7	$0.7

(1)   The period-to-period increase in investments is primarily due to contributions for EPGP to maintain its 2% general partnership interest in Enterprise Products Partners resulting from 2009 equity offerings. In addition, in August 2009 the Parent Company used $7.5 million in distributions received from Enterprise Products Partners with respect to the second quarter of 2009 to purchase an additional 281,477 common units of Enterprise Products Partners through its DRIP.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table details the components of cash distributions received from investees and cash distributions paid by the Parent Company for the periods indicated:

	For the Nine Months
	Ended September 30,
	2009	2008
Cash distributions from investees:
Investment in Enterprise Products Partners and EPGP:
From common units of Enterprise Products Partners (1)	$22.0	$20.5
From 2% general partner interest in Enterprise Products Partners	15.0	13.5
From general partner IDRs in distributions of
Enterprise Products Partners	109.7	90.8
Investment in TEPPCO and TEPPCO GP:
From 4,400,000 units of TEPPCO	9.6	9.3
From 2% general partner interest in TEPPCO	4.7	4.0
From general partner IDRs in distributions of TEPPCO	41.8	35.5
Investment in Energy Transfer Equity and LE GP:
From 38,976,090 common units of Energy Transfer Equity	61.3	57.3
From member interest in LE GP (2)	0.5	0.3
Total cash distributions received	$264.6	$231.2

Distributions by the Parent Company:
EPCO and affiliates	$149.9	$117.0
Public	45.1	40.1
General partner interest	*	*
Total distributions by the Parent Company	$195.0	$157.1

         * Amount is negligible.
(1)   As of September 30, 2009 and 2008, the Parent Company owned 13,952,402 and 13,454,498 common units, respectively, of Enterprise Products Partners.
(2)   The Parent Company’s member interest in LE GP was 40.6% and 34.9% at September 30, 2009 and 2008, respectively.

Condensed Parent Company Balance Sheet Information

The following table presents the Parent Company’s balance sheet information at the dates indicated:

	September 30,	December 31,
	2009	2008
ASSETS
Current assets	$2.9	$4.6
Investments:
Enterprise Products Partners and EPGP	844.4	829.2
TEPPCO and TEPPCO GP	662.6	708.5
Energy Transfer Equity and LE GP	1,528.9	1,564.0
Total investments	3,035.9	3,101.7
Other assets	6.8	8.2
Total assets	$3,045.6	$3,114.5

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	$14.6	$23.2
Long-term debt (see Note 11)	1,078.5	1,077.0
Other long-term liabilities	8.9	13.2
Partners’ equity	1,943.6	2,001.1
Total liabilities and partners’ equity	$3,045.6	$3,114.5

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Income Information

The following table presents the Parent Company’s income information for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Equity income:
Enterprise Products Partners and EPGP	$47.0	$40.7	$137.2	$124.8
TEPPCO and TEPPCO GP	(8.8)	9.7	9.4	32.7
Energy Transfer Equity and LE GP	(0.9)	9.4	25.7	36.5
Total equity income	37.3	59.8	172.3	194.0
General and administrative costs	1.9	1.5	8.7	5.3
Operating income	35.4	58.3	163.6	188.7
Other expense:
Interest expense	(10.1)	(16.3)	(36.3)	(50.7)
Net income	$25.3	$42.0	$127.3	$138.0

Note 19.  Subsequent Events

Issuance of EPO Senior Notes Q and R

On October 5, 2009, EPO issued $500.0 million in principal amount of 10-year senior unsecured notes, EPO Senior Notes Q, and $600.0 million in principal amount of 30-year senior unsecured notes, EPO Senior Notes R.  EPO Senior Notes Q were issued at 99.355% of their principal amount, have a fixed interest rate of 5.25% and mature on January 31, 2020.  EPO Senior Notes R were issued at 99.386% of their principal amount, have a fixed interest rate of 6.125% and mature on October 15, 2039.  Net proceeds from the issuance of EPO Senior Notes Q and R were used (i) to repay $500.0 million in aggregate principal amount of EPO Senior Notes F that matured in October 2009, (ii) to temporarily reduce borrowings outstanding under the EPO Revolver and (iii) for general partnership purposes.

EPO Senior Notes Q and R rank equal with EPO’s existing and future unsecured and unsubordinated indebtedness.  They are senior to any existing and future subordinated indebtedness of EPO.  EPO Senior Notes Q and R are subject to make-whole redemption rights and were issued under indentures containing certain covenants, which generally restrict EPO’s ability, with certain exceptions, to incur debt secured by liens and engage in sale and leaseback transactions.

Merger of TEPPCO and TEPPCO GP with Enterprise Products Partners

On October 26, 2009, the related mergers of wholly owned subsidiaries of Enterprise Products Partners with TEPPCO and TEPPCO GP were completed.  Under terms of the merger agreements, TEPPCO and TEPPCO GP became wholly owned subsidiaries of Enterprise Products Partners and each of TEPPCO’s unitholders (including the Parent Company), except for a privately held affiliate of EPCO, were entitled to receive 1.24 common units of Enterprise Products Partners for each TEPPCO unit.  In total, Enterprise Products Partners issued an aggregate of 126,932,318 common units and 4,520,431 Enterprise Products Partners Class B units (described below) as consideration in the TEPPCO Merger for both TEPPCO units and the TEPPCO GP membership interests.  TEPPCO’s units, which had been trading on the NYSE under the ticker symbol TPP, have been delisted and are no longer publicly traded.

A privately held affiliate of EPCO exchanged a portion of its TEPPCO units, based on the 1.24 exchange rate, for 4,520,431 Enterprise Products Partners Class B units in lieu of common units.  The Class B units are not entitled to regular quarterly cash distributions of Enterprise Products Partners for the first sixteen quarters following the closing date of the merger.  The Class B units automatically convert into the same number of Enterprise Products Partners’ common units on the date immediately following the payment date for the sixteenth quarterly distribution following the closing date of the merger.  The Class B units are entitled to vote together with the common units as a single class on partnership matters and,

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

except for the payment of distributions, have the same rights and privileges as Enterprise Products Partners’ common units.

At September 30, 2009, the Parent Company owned 4,400,000 units of TEPPCO and all of the membership interests of TEPPCO GP, which is entitled to 2% of the cash distributions of TEPPCO as well as the IDRs of TEPPCO.  On October 26, 2009, the TEPPCO Merger was completed and TEPPCO and TEPPCO GP became wholly owned subsidiaries of Enterprise Products Partners.  As a result, the Parent Company’s ownership interests in the TEPPCO units were converted to 5,456,000 common units of Enterprise Products Partners.  In addition, the Parent Company’s membership interests in TEPPCO GP were exchanged for (i) 1,331,681 common units of Enterprise Products Partners and (ii) EPGP (on behalf of the Parent Company as a wholly-owned subsidiary of the Parent Company) was credited in its Enterprise Products Partners’ capital account an amount to maintain its 2% general partner interest in Enterprise Products Partners.

Following the closing of the TEPPCO Merger, affiliates of EPCO owned approximately 31.3% of Enterprise Products Partners’ outstanding limited partner units, including 3.4% owned by the Parent Company.

The post-merger partnership, which retains the name Enterprise Products Partners L.P., accesses the largest producing basins of natural gas, NGLs and crude oil in the U.S., and serves some of the largest consuming regions for natural gas, NGLs, refined products, crude oil and petrochemicals.  The post-merger partnership owns almost 48,000 miles of pipelines comprised of over 22,000 miles of NGL, refined product and petrochemical pipelines, over 20,000 miles of natural gas pipelines and more than 5,000 miles of crude oil pipelines.  The merged partnership’s logistical assets include approximately 200 MMBbls of NGL, refined product and crude oil storage capacity; 27 Bcf of natural gas storage capacity; one of the largest NGL import/export terminals in the U.S., located on the Houston Ship Channel; 60 NGL, refined product and chemical terminals spanning the U.S. from the west coast to the east coast; and crude oil import terminals on the Texas Gulf Coast. The post-merger partnership owns interests in 17 fractionation plants with over 600 thousand barrels per day (“MBPD”) of net capacity; 25 natural gas processing plants with a net capacity of approximately 9 Bcf/d; and 3 butane isomerization facilities with a capacity of 116 MBPD. The post-merger partnership is also one of the largest inland tank barge companies in the U.S.

Enterprise Products Partners will account for the merger transactions as a reorganization of entities under common control in a manner similar to a pooling of interests.  The financial and operating activities of Enterprise Products Partners, TEPPCO and the Parent Company and their respective general partners, and EPCO and its privately held subsidiaries, are under the common control of Dan L. Duncan.

On a consolidated basis, we incurred $30.2 million of merger-related expenses during the nine months ended September 30, 2009 that are reflected as a component of general and administrative costs.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the TEPPCO Merger, EPO commenced offers in September 2009 to exchange all of TEPPCO’s outstanding notes for a corresponding series of new EPO notes.  The purpose of the exchange offer was to simplify the capital structure of Enterprise Products Partners following the TEPPCO Merger. The exchanges were completed on October 27, 2009.  The new EPO notes are guaranteed by Enterprise Products Partners L.P.  As presented in the following table, the aggregate principal amount of the TEPPCO notes was $2 billion, of which $1.95 billion was exchanged:

TEPPCO Notes Exchanged	Principal Amount Exchanged	Principal Amount Remaining
7.625% Senior Notes due 2012	$490.5	$9.5
6.125% Senior Notes due 2013	182.5	17.5
5.90% Senior Notes due 2013	237.6	12.4
6.65% Senior Notes due 2018	349.7	0.3
7.55% Senior Notes due 2038	399.6	0.4
7.00% Junior Fixed/Floating Subordinated Notes due 2067	285.8	14.2
Total	$1,945.7	$54.3

The EPO notes issued in the exchange were recorded at the same carrying value as the TEPPCO notes being replaced.  Accordingly, we will recognize no gain or loss for accounting purposes related to this exchange.  All note exchange direct costs paid to third parties were expensed.

In addition to the debt exchange, Enterprise Products Partners gained approval from the requisite TEPPCO noteholders to eliminate substantially all of the restrictive covenants and reporting requirements associated with the remaining TEPPCO notes.

Upon the consummation of the TEPPCO Merger, EPO repaid and terminated indebtedness under the TEPPCO Revolver.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three and nine months ended September 30, 2009 and 2008

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this Quarterly Report.  The following information and such Unaudited Condensed Consolidated Financial Statements should also be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our Current Report on Form 8-K dated July 8, 2009 (the “Recast Form 8-K”), which retroactively adjusted portions of our Annual Report for the year ended December 31, 2008 to reflect our adoption of provisions under Accounting Standards Codification (“ASC”) 810, Consolidation, related to noncontrolling interests and the resulting change in presentation and disclosure requirements.

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

References to “TEPPCO” and “TEPPCO GP” mean TEPPCO Partners, L.P. and Texas Eastern Products Pipeline Company, LLC (which is the general partner of TEPPCO), respectively, prior to their mergers with subsidiaries of Enterprise Products Partners.  On October 26, 2009, Enterprise Products Partners completed these mergers with TEPPCO and TEPPCO GP (such related mergers referred to herein individually and together as the “TEPPCO Merger”).  For information regarding the TEPPCO Merger see “Parent Company Recent Developments” included within this Item 2.

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

References to “Employee Partnerships” mean EPE Unit L.P., EPE Unit II, L.P., EPE Unit III, L.P., Enterprise Unit L.P., EPCO Unit L.P., TEPPCO Unit L.P., and TEPPCO Unit II L.P., collectively, all of which are privately held affiliates of EPCO, Inc.

References to “EPCO” mean EPCO, Inc. and its privately held affiliates.  Mr. Duncan is the Group Co-Chairman and controlling shareholder of EPCO.

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

The Parent Company is owned 99.99% by its limited partners and 0.01% by its general partner, EPE Holdings.  EPE Holdings is a wholly owned subsidiary of Dan Duncan LLC, the membership interests of which are owned by Dan L. Duncan.  The Parent Company has no operations apart from its investing activities and indirectly overseeing the management of the entities controlled by it.  At September 30, 2009 the Parent Company had investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners.  See “Parent Company Recent Developments” below regarding the completion of the TEPPCO Merger.

See Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report for financial information regarding the Parent Company.

Basis of Presentation

In accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and various other accounting standard-setting organizations, our general purpose financial statements reflect the consolidation of the financial information of businesses that we control through the ownership of general partner interests (e.g. Enterprise Products Partners and TEPPCO).  Our general purpose consolidated financial statements present those investments in which we do not have a controlling interest as unconsolidated affiliates (e.g. Energy Transfer Equity and LE GP).  To the extent that Enterprise Products Partners and TEPPCO reflect investments in unconsolidated affiliates in their respective consolidated financial statements, such investments will also be reflected as such in our general purpose consolidated financial statements unless subsequently consolidated by us due to common control considerations (e.g. Jonah Gas Gathering Company (“Jonah”)).  As presented in our consolidated financial statements, noncontrolling interest reflects third-party and related party ownership of our consolidated subsidiaries, which include the third-party and related party unitholders of Enterprise Products Partners, TEPPCO and Duncan Energy Partners other than the Parent Company.  Unless noted otherwise, our discussions and analysis in this Quarterly Report are presented from the perspective of our consolidated businesses and operations.

Parent Company Recent Developments

The following information highlights the Parent Company’s significant developments since January 1, 2009 through the date of this filing.

Merger of TEPPCO and TEPPCO GP with Enterprise Products Partners

On October 26, 2009, the related mergers of wholly owned subsidiaries of Enterprise Products Partners with TEPPCO and TEPPCO GP were completed.  Under terms of the merger agreements, TEPPCO and TEPPCO GP became wholly owned subsidiaries of Enterprise Products Partners and each of TEPPCO's unitholders (including the Parent Company), except for a privately held affiliate of EPCO, were entitled to receive 1.24 common units of Enterprise Products Partners for each TEPPCO unit.  In total, Enterprise Products Partners issued an aggregate of 126,932,318 common units and 4,520,431 Enterprise Products Partners Class B units (described below) as consideration in the TEPPCO Merger for both TEPPCO units and the TEPPCO GP membership interests.  TEPPCO’s units, which had been trading on the NYSE under the ticker symbol TPP, have been delisted and are no longer publicly traded.

A privately held affiliate of EPCO exchanged a portion of its TEPPCO units, based on the 1.24 exchange rate, for 4,520,431 Enterprise Products Partners Class B units in lieu of common units.  The Class B units are not entitled to regular quarterly cash distributions of Enterprise Products Partners for the first sixteen quarters following the closing date of the merger.  The Class B units automatically convert into the same number of Enterprise Products Partners’ common units on the date immediately following the payment date for the sixteenth quarterly distribution following the closing date of the merger.  The Class B units are entitled to vote together with the common units as a single class on partnership matters and, except for the payment of distributions, have the same rights and privileges as Enterprise Products Partners’ common units.

At September 30, 2009, the Parent Company owned 4,400,000 units of TEPPCO and all of the membership interests of TEPPCO GP, which is entitled to 2% of the cash distributions of TEPPCO as well as the IDRs of TEPPCO.  On October 26, 2009, the TEPPCO Merger was completed and TEPPCO and TEPPCO GP became wholly owned subsidiaries of Enterprise Products Partners.  As a result, the Parent Company’s ownership interests in the TEPPCO units were converted to 5,456,000 common units of Enterprise Products Partners.  In addition, the Parent Company’s membership interests in TEPPCO GP were exchanged for (i) 1,331,681 common units of Enterprise Products Partners and (ii) EPGP (on behalf of the Parent Company as a wholly-owned subsidiary of the Parent Company) was credited in its Enterprise Products Partners’ capital account an amount to maintain its 2% general partner interest in Enterprise Products Partners.

Following the closing of the TEPPCO Merger, affiliates of EPCO owned approximately 31.3% of Enterprise Products Partners’ outstanding limited partner units, including 3.4% owned by the Parent Company.

The post-merger partnership, which retains the name Enterprise Products Partners L.P., accesses the largest producing basins of natural gas, natural gas liquids (“NGLs”) and crude oil in the U.S., and serves some of the largest consuming regions for natural gas, NGLs, refined products, crude oil and petrochemicals.  The post-merger partnership owns almost 48,000 miles of pipelines comprised of over 22,000 miles of NGL, refined product and petrochemical pipelines, over 20,000 miles of natural gas pipelines and more than 5,000 miles of crude oil pipelines.  The merged partnership’s logistical assets include approximately 200 million barrels (“MMBbls”) of NGL, refined product and crude oil storage capacity; 27 billion cubic feet (“Bcf”) of natural gas storage capacity; one of the largest NGL import/export terminals in the U.S., located on the Houston Ship Channel; 60 NGL, refined product and chemical terminals spanning the U.S. from the west coast to the east coast; and crude oil import terminals on the Texas Gulf Coast. The post-merger partnership owns interests in 17 fractionation plants with over 600 thousand barrels per day (“MBPD”) of net capacity; 25 natural gas processing plants with a net capacity of approximately 9 Bcf/d; and 3 butane isomerization facilities with a capacity of 116 MBPD. The post-merger partnership is also one of the largest inland tank barge companies in the U.S.

Enterprise Products Partners will account for the merger transactions as a reorganization of entities under common control in a manner similar to a pooling of interests.  The financial and operating activities of Enterprise Products Partners, TEPPCO and the Parent Company and their respective general partners, and EPCO and its privately held subsidiaries, are under the common control of Dan L. Duncan.

In connection with the TEPPCO Merger, EPO commenced offers in September 2009 to exchange all of TEPPCO’s outstanding notes (a combined principal amount of $2 billion, of which $1.95 billion was exchanged) for a corresponding series of new EPO notes.  The purpose of the exchange offer was to simplify the capital structure of Enterprise Products Partners following the TEPPCO Merger.  The exchanges were completed on October 27, 2009.  The new EPO notes are guaranteed by Enterprise Products Partners L.P.  The EPO notes issued in the exchange were recorded at the same carrying value as the TEPPCO notes being replaced.  Accordingly, we will recognize no gain or loss for accounting purposes related to this exchange.  All note exchange direct costs paid to third parties were expensed.

In addition to the debt exchange, Enterprise Products Partners gained approval from the requisite TEPPCO noteholders to eliminate substantially all of the restrictive covenants and reporting requirements associated with the remaining TEPPCO notes.

Upon consummation of the TEPPCO Merger, EPO repaid and terminated indebtedness under TEPPCO’s revolving credit facility.

Enterprise Products Partners and TEPPCO Exit Texas Offshore Port System Partnership

In August 2008, wholly owned subsidiaries of Enterprise Products Partners and TEPPCO, together with Oiltanking Holding Americas, Inc. (“Oiltanking”) formed the Texas Offshore Port System partnership (“TOPS”).  Effective April 16, 2009, Enterprise Products Partners’ and TEPPCO’s wholly owned subsidiaries dissociated (exited) from TOPS. As a result, operating costs and expenses and net income for the nine months ended September 30, 2009 reflect a non-cash charge of $68.4 million.  This loss represented the forfeiture of the cumulative investment of Enterprise Products Partners’ and TEPPCO’s affiliates in TOPS through the date of dissociation and reflected their capital contributions to TOPS for construction in progress amounts.  The impact on net income attributable to Enterprise GP Holdings L.P. was approximately $8.7 million, as nearly all of this non-cash loss was absorbed by noncontrolling interests in consolidation (i.e., by third-party and related party unitholders of Enterprise Products Partners and TEPPCO other than the Parent Company).

On September 17, 2009, Enterprise Products Partners and TEPPCO entered into a settlement agreement with certain affiliates of Oiltanking that resolved all disputes between the parties related to the business and affairs of the TOPS project.  Enterprise Products Partners and TEPPCO each recognized approximately $33.5 million of expense during the third quarter of 2009 in connection with this settlement.  The impact on net income attributable to Enterprise GP Holdings L.P. was approximately $8.5 million, as nearly all of this additional expense was absorbed by noncontrolling interests in consolidation (i.e., by third-party and related party unitholders of Enterprise Products Partners and TEPPCO other than the Parent Company).

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

Conversion of Class C Units

On February 1, 2009, all of the Parent Company’s 16,000,000 Class C Units converted to Units on a one-to-one basis.  These Units were eligible to receive cash distributions beginning with the distribution paid in May 2009 with respect to the first quarter of 2009.  For additional information regarding the Class C Units, see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

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

Review of Consolidated Results

Our investing activities are organized into business segments that reflect how the Chief Executive Officer of our general partner (i.e., our chief operating decision maker) routinely manages and reviews the financial performance of the Parent Company’s investments.  On a consolidated basis, we have three reportable business segments:

▪	Investment in Enterprise Products Partners – Reflects the consolidated operations of Enterprise Products Partners and its general partner, EPGP.

▪	Investment in TEPPCO – Reflects the consolidated operations of TEPPCO and its general partner, TEPPCO GP. This segment also includes the assets and operations of Jonah.

On October 26, 2009, the TEPPCO Merger was completed and TEPPCO and TEPPCO GP became wholly owned subsidiaries of Enterprise Products Partners.  For information regarding the TEPPCO Merger see “Parent Company Recent Developments” included within this Item 2.

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

Effective January 1, 2009, we adopted new accounting guidance that has been codified under ASC 810, which established accounting and reporting standards for noncontrolling interests that were previously identified as minority interest in our financial statements.  The new guidance requires, among other things, that (i) noncontrolling interests be presented as a component of equity on our consolidated balance sheet (i.e., elimination of the “mezzanine” presentation previously used for minority interest); (ii) minority interest amounts be eliminated as a deduction in deriving net income or loss and, as a result, that net income or loss be allocated between controlling and noncontrolling interests; and (iii) comprehensive income or loss to be allocated between controlling and noncontrolling interest.   Earnings per unit amounts are not affected by these changes.  See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report for additional information regarding the establishment of the ASC by the Financial Accounting Standards Board (“FASB”).  See Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report for additional information regarding noncontrolling interest.

The new presentation and disclosure requirements pertaining to noncontrolling interests have been applied retroactively to the consolidated financial statements and notes included in this Quarterly Report.  As a result, net income reported for the three and nine months ended September 30, 2008 in these financial statements is higher than that disclosed previously; however, the allocation of such net income results in our unitholders, general partner and noncontrolling interests (i.e., the former minority interest) receiving the same amounts as they did previously.

We evaluate segment performance based on operating income. For additional information regarding our business segments, see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

The following table summarizes our financial information by business segment for the periods indicated (dollars in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues:
Investment in Enterprise Products Partners	$4,596.1	$6,297.9	$11,527.1	$18,322.1
Investment in TEPPCO	2,265.4	4,264.4	5,756.9	11,371.8
Eliminations (1)	(72.3)	(63.1)	(173.5)	(149.8)
Total revenues	6,789.2	10,499.2	17,110.5	29,544.1
Costs and expenses:
Investment in Enterprise Products Partners (2)	4,287.7	5,993.7	10,582.4	17,310.2
Investment in TEPPCO (3)	2,232.4	4,176.2	5,520.9	11,083.9
Other, non-segment including Parent Company (4)	(70.3)	(61.4)	(164.8)	(140.2)
Total costs and expenses	6,449.8	10,108.5	15,938.5	28,253.9
Equity in income (loss) of unconsolidated affiliates:
Investment in Enterprise Products Partners	16.5	9.6	34.7	31.9
Investment in TEPPCO	(1.5)	0.4	(2.7)	(0.1)
Investment in Energy Transfer Equity (5)	(0.9)	9.4	25.7	36.5
Total equity in income (loss) of unconsolidated affiliates	14.1	19.4	57.7	68.3
Operating income:
Investment in Enterprise Products Partners (2)	324.9	313.8	979.4	1,043.8
Investment in TEPPCO(3)	31.5	88.6	233.3	287.8
Investment in Energy Transfer Equity	(0.9)	9.4	25.7	36.5
Other, non-segment including Parent Company	(2.0)	(1.7)	(8.7)	(9.6)
Total operating income	353.5	410.1	1,229.7	1,358.5
Interest expense	(170.9)	(153.3)	(508.2)	(447.2)
Provision for income taxes	(7.7)	(7.7)	(26.8)	(20.1)
Other income, net	0.1	0.5	2.2	3.4
Net income	175.0	249.6	696.9	894.6
Net income attributable to noncontrolling interest	(149.7)	(207.6)	(569.6)	(756.6)
Net income attributable to Enterprise GP Holdings L.P.	$25.3	$42.0	$127.3	$138.0

(1)   Represents the elimination of revenues between our business segments.
(2)   Amounts for the three and nine months ended September 30, 2009 include $66.9 million and $135.3 million, respectively, of charges related to TOPS. Prior to the dissociation of our affiliates from TOPS in March 2009, we consolidated TOPS and reported its activities under the investment in Enterprise Products Partners segment.
(3)   Amounts for the three and nine months ended September 30, 2009 include $51.0 million and $53.3 million, respectively, of asset impairment and related charges recorded by TEPPCO. The asset impairments and related charges are primarily due to the current level of throughput volumes at certain river terminals and the suspension by TEPPCO management of three river terminal expansion projects.
(4)   Represents the elimination of expenses between business segments. In addition, these amounts include general and administrative costs of the Parent Company. Such costs were $1.9 million and $1.5 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, such costs were $8.7 million and $5.3 million, respectively.
(5)   Represents equity income from the Parent Company’s investments in Energy Transfer Equity and LE GP.

Review of Segment Operating Income Amounts

Comparison of Three Months Ended September 30, 2009 and 2008

Investment in Enterprise Products Partners.  Segment revenues decreased $1.7 billion quarter-to-quarter primarily due to lower energy commodity sales prices associated with Enterprise Products Partners’ marketing activities. Likewise, segment costs and expenses decreased $1.71 billion quarter-to-quarter primarily due to a $1.46 billion decrease in the cost of sales associated with such marketing activities as a result of lower commodity prices.  In addition, operating costs and expenses of Enterprise Products Partners’ natural gas processing plants decreased $315.1 million quarter-to-quarter primarily due to lower plant thermal reduction (“PTR”) costs attributable to the decline in energy commodity prices.  Operating costs and expenses for the third quarter of 2009 include total charges of $66.9 million related to the settlement of litigation involving TOPS.  For additional information regarding the TOPS litigation settlement, see “Parent Company Recent Developments” included within this Item 2.  Segment costs and expenses for the third quarter of 2009 include $10.1 million of expenses related to the merger of Enterprise Products Partners with TEPPCO and TEPPCO GP.

Segment revenues and certain operating costs and expenses can fluctuate significantly based on the level of energy commodity prices (e.g., the price of natural gas and NGLs) without necessarily affecting segment operating income to the same degree.  The weighted-average indicative market price for NGLs was $0.88 per gallon during the third quarter of 2009 versus $1.68 per gallon during the third quarter of 2008 – a 48% decrease quarter-to-quarter.  Our determination of the weighted-average indicative market price for NGLs is based on U.S. Gulf Coast prices for such products at Mont Belvieu, Texas, which is the primary industry hub for domestic NGL production.  The market price of natural gas (as measured at Henry Hub in Louisiana) decreased 67% quarter-to-quarter to an average of $3.39 per million British thermal unit (“MMBtu”) during the third quarter of 2009 versus $10.25 per MMBtu during the third quarter of 2008.

Total segment operating income increased $11.1 million quarter-to-quarter due to the underlying performance of Enterprise Products Partners’ business lines, which was partially offset by expenses in the third quarter of 2009 related to the TOPS litigation settlement.  The quarter-to-quarter comparison of Enterprise Products Partners’ results is also impacted by last year’s significant weather events.  In general, Hurricanes Gustav and Ike had an adverse effect across Enterprise Products Partners’ operations in the Gulf of Mexico and along the U.S. Gulf Coast during the third quarter of 2008.  As a result of insurance deductibles for windstorm damage, operating income for the third quarter of 2008 includes $46.0 million of property damage repair expenses.  Operating income for the third quarter of 2009 includes $19.2 million of cash proceeds from business interruption insurance due to the effects of Hurricane Ike on Enterprise Products Partners’ operations.  For more information regarding our insurance program and claims related to these storms, see “Other Items – Insurance Matters” included within this Item 2.

Enterprise Products Partners operates in four primary business lines: NGL Pipelines & Services; Onshore Natural Gas Pipelines & Services; Offshore Pipelines & Services; and Petrochemical Services.  Operating income attributable to NGL Pipelines & Services increased $37.1 million quarter-to-quarter.  Improved results from this business line are primarily attributable to an increase in NGL transportation and fractionation volumes, improved results from Enterprise Products Partners’ NGL marketing activities and lower fuel costs during the third quarter of 2009 compared to the third quarter of 2008.  Operating income attributable to Onshore Natural Gas Pipelines & Services decreased $38.9 million quarter-to-quarter primarily due to lower revenues earned by Enterprise Products Partners’ San Juan gathering system from fees indexed to regional natural gas prices and lower condensate sales revenues.

Operating income attributable to Offshore Pipelines & Services increased $1.1 million quarter-to-quarter.  Results from this business line for the third quarter of 2009 include $18.0 million of cash proceeds from business interruption insurance claims (recorded as a gain) and $66.9 million of expenses related to the TOPS litigation settlement.  Results for the third quarter of 2008 were negatively impacted by downtime, reduced volumes and $35.5 million of property damage repair expenses resulting from Hurricanes Gustav and Ike.  Results for the third quarter of 2009 benefited from Enterprise Products Partners’ recently constructed Shenzi crude oil pipeline and higher volumes on the Cameron Highway and Poseidon crude oil pipelines.

Operating income attributable to Petrochemical Services increased $11.8 million quarter-to-quarter primarily due to increased volumes and lower operating expenses associated with Enterprise Products Partners’ octane enhancement facility.  During the third quarter of 2008, in addition to downtime associated with Hurricane Ike, the octane enhancement facility had operational issues that resulted in higher operating expenses, downtime and decreased production volumes.

Investment in TEPPCO.  Segment revenues decreased $2 billion quarter-to-quarter primarily due to lower crude oil sales prices and volumes during the third quarter of 2009 relative to the third quarter of 2008.  Segment costs and expenses decreased $1.94 billion quarter-to-quarter.  The cost of sales associated with TEPPCO’s marketing activities (principally crude oil) decreased $2 billion quarter-to-quarter primarily due to lower crude oil prices and sale volumes.  In addition, segment costs and expenses for the third quarter of 2009 include $28.7 million of expenses to accrue a liability for pipeline transportation deficiency fees, $22.3 million of non-cash asset impairment charges and $5.6 million of merger-related costs.

Segment revenues and certain operating costs and expenses can fluctuate significantly based on the level of energy commodity prices (e.g., the price of crude oil) without necessarily affecting segment operating income to the same degree.  The market price of crude oil (as measured on the New York Mercantile Exchange (“NYMEX”)) averaged $68.24 per barrel during the third quarter of 2009 compared to an average of $118.22 per barrel during the third quarter of 2008 – a 42% decrease quarter-to-quarter.  Total segment operating income decreased $57.1 million quarter-to-quarter.

TEPPCO operates in four primary business lines:  Downstream, Upstream, Midstream and Marine Services. Operating income attributable to Downstream decreased $52.4 million quarter-to-quarter largely due to expenses recorded during the third quarter of 2009.  Results from this business line for the third quarter of 2009 include $28.7 million of expenses to accrue a liability for pipeline transportation deficiency fees owed to a third party and $20.2 million of non-cash asset impairment charges.  See Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report for information related to the liability for pipeline transportation deficiency fees.  For a discussion of the non-cash asset impairment charges recorded during the third quarter of 2009, see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

Operating income attributable to Upstream decreased $4.8 million quarter-to-quarter primarily as a result of operational measurement gains recorded during the third quarter of 2008 compared to nominal operational measurement losses during the third quarter of 2009.  Operating income attributable to Midstream increased $3.2 million quarter-to-quarter primarily due to improved results on the Jonah system attributable to higher natural gas gathering volumes and lower fuel costs. Operating income attributable to Marine Services decreased $3.1 million quarter-to-quarter primarily due to higher operating expenses and a $2.1 million non-cash impairment charge recorded during the third quarter of 2009.

Investment in Energy Transfer Equity.  Segment operating loss was $0.9 million for the third quarter of 2009 compared to operating income of $9.4 million for the third quarter of 2008.  This segment reflects the Parent Company’s noncontrolling ownership interests in Energy Transfer Equity and its general partner, LE GP, both of which are accounted for using the equity method.

According to financial statements filed with the SEC, Energy Transfer Equity reported operating income of $173.5 million for the third quarter of 2009 compared to $256.3 million for the third quarter of 2008.  The $82.8 million quarter-to-quarter decrease in Energy Transfer Equity's operating income for the third quarter of 2009 relative to the same quarter in 2008 is primarily due to a decrease in storage margins and fuel retention revenues (both of which are associated with ETP's intrastate transportation and storage business line) and higher FERC-related expenses incurred by ETP. Other expense, net, increased $63.9 million quarter-to-quarter primarily due to higher interest expense attributable to increased borrowings used to finance capital projects and an increase in losses attributable to interest rate derivatives.  After taking into account noncontrolling interests, income attributable to the partners of Energy Transfer Equity decreased to $47.0 million for the third quarter of 2009 from $105.4 million for the third quarter of 2008.

For information regarding a recent FERC settlement involving ETP, see “Litigation – Energy Transfer Equity matters” included under Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

Before the amortization of excess cost amounts, our equity income from Energy Transfer Equity and LE GP was a collective $8.3 million for the third quarter of 2009 versus $18.6 million for the same period in 2008.  Our equity income from these investments was reduced by $9.2 million of excess cost amortization during the third quarters of 2009 and 2008.  For additional information regarding our investments in Energy Transfer Equity and LE GP, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

Comparison of Nine Months Ended September 30, 2009 and 2008

Investment in Enterprise Products Partners.  Segment revenues decreased $6.79 billion period-to-period primarily due to lower energy commodity sales prices associated with Enterprise Products Partners’ marketing activities.  Likewise, segment costs and expenses decreased $6.73 billion period-to-period primarily due to a $5.78 billion decrease in the cost of sales associated with such marketing activities as a result of lower commodity prices.  In addition, operating costs and expenses of Enterprise Products Partners’ natural gas processing plants decreased $979.7 million period-to-period primarily due to lower PTR costs attributable to the decline in energy commodity prices.  Operating costs and expenses for the first nine months of 2009 include $135.3 million of total charges resulting from the settlement of TOPS-related litigation and the dissociation by our affiliates from TOPS and $14.4 million of merger-related expenses.  Segment costs and expenses for the first nine months of 2008 include $46.0 million of hurricane-related property damage repair expenses.

Segment revenues and certain operating costs and expenses can fluctuate significantly based on the level of energy commodity prices without necessarily affecting segment operating income to the same degree.  The weighted-average indicative market price for NGLs was $0.77 per gallon during the first nine months of 2009 versus $1.62 per gallon during the first nine months of 2008 – a 52% decrease period-to-period.  The Henry Hub market price of natural gas decreased 60% period-to-period to an average of $3.93 per MMBtu during the first nine months of 2009 versus $9.74 per MMBtu during the first nine months of 2008.

Total segment operating income decreased $64.4 million period-to-period.  Operating income attributable to NGL Pipelines & Services increased $98.7 million period-to-period.  Improved results from this business line are primarily attributable to Enterprise Products Partners’ Rocky Mountains natural gas processing facilities, related hedging program and its NGL marketing activities, which benefited from higher sales margins and increased equity NGL production.  In addition, this business line benefited from increased NGL transportation and fractionation volumes and lower fuel costs during the first nine months of 2009 relative to the first nine months of 2008.  Operating income attributable to Onshore Natural Gas Pipelines & Services decreased $94.2 million period-to-period.  Lower revenues earned by Enterprise Products Partners’ San Juan gathering system from fees indexed to regional natural gas prices and lower condensate sales revenues were partially offset by the effects of higher natural gas sales volumes and asset utilization from increased natural gas marketing activities during the first nine months of 2009 relative to the first nine months of 2008.

Operating income attributable to Offshore Pipelines & Services decreased $58.7 million period-to-period largely due to $135.3 million of expenses during the first nine months of 2009 related to TOPS.  Operating income from Enterprise Products Partners’ Independence Hub platform and Trail pipeline increased $55.1 million period-to-period reflecting downtime and repair expenses incurred during the first nine months of 2008.  In general, a period-to-period increase in volumes from our Shenzi, Cameron Highway and Poseidon crude oil pipelines and the effects of Hurricanes Gustav and Ike account for the remainder of the period-to-period change in operating income from this business line.  The hurricane-related effects include $18.0 million of cash proceeds from business interruption insurance claims (recorded as a gain) during the first nine months of 2009, $35.5 million of hurricane-related property damage repair expenses during the first nine months of 2008 and continued downtime and reduced volumes affecting certain of our assets during the first nine months of 2009 due to the lingering effects of last year’s storms.

Operating income attributable to Petrochemical Services decreased $10.2 million period-to-period primarily due to lower revenues from the sale of plant by-products caused by a decline in commodity prices.

Investment in TEPPCO.  Segment revenues decreased $5.61 billion period-to-period primarily due to lower crude oil sales prices during the first nine months of 2009 relative to the first nine months of 2008.  Segment costs and expenses decreased $5.56 billion period-to-period.  The cost of sales associated with TEPPCO’s marketing activities (principally crude oil) decreased $5.66 billion period-to-period primarily due to lower crude oil prices.  In addition, segment costs and expenses for the first nine months of 2009 include $28.7 million of expenses to accrue a liability for pipeline transportation deficiency fees, $24.6 million in non-cash asset impairment charges and $12.4 million of merger-related expenses.

Segment revenues and certain operating costs and expenses can fluctuate significantly based on the level of energy commodity prices without necessarily affecting segment operating income to the same degree.  The NYMEX market price of crude oil averaged $43.31 per barrel during the first nine months of 2009 compared to an average of $97.82 per barrel during the first nine months of 2008 – a 56% decrease period-to-period.  Total segment operating income decreased $54.5 million period-to-period.

Operating income attributable to Downstream decreased $56.2 million period-to-period largely due to expenses recorded during the first nine months of 2009, which include $28.7 million to accrue a liability for pipeline transportation deficiency fees owed to a third party and $22.5 million of non-cash asset impairment charges.  Operating income attributable to Upstream increased $10.1 million period-to-period primarily due higher crude oil sales margins.

Operating income attributable to Midstream decreased $3.6 million period-to-period.  Improved results period-to-period on the Jonah system attributable to higher natural gas gathering volumes and lower fuel costs were more than offset by higher operating costs and expenses for the remainder of this business line.  Operating income attributable to Marine Services decreased $4.8 million period-to-period.  Results for this business line were negatively impact by a decrease in fleet utilization rates attributable to reduced demand for barge services during the first nine months of 2009 compared to the first nine months of 2008 and a $2.1 million non-cash asset impairment charge recorded during 2009.

Investment in Energy Transfer Equity.  Segment operating income was $25.7 million for the first nine months of 2009 compared to $36.5 million for the first nine months of 2008.  According to financial statements filed with the SEC, Energy Transfer Equity reported operating income of $744.6 million for the first nine months of 2009 compared to $846.1 million for the first nine months of 2008.  The $101.5 million period-to-period decrease in Energy Transfer Equity's operating income for the first nine months of 2009 versus the same period in 2008 is primarily due to lower fuel retention revenues and storage and natural gas processing margins and higher FERC-related expenses incurred by ETP.  Reduced operating income attributable to the foregoing was partially offset by the effects of improved retail propane sales margins, contributions from recently completed growth capital projects and lower fuel costs during the first nine months of 2009 compared to the first nine months of 2008.  Other expense, net, increased $62.6 million period-to-period primarily due to higher interest expense attributable to increased borrowings used to finance capital projects.  After taking into account noncontrolling interests, income attributable to the partners of Energy Transfer Equity decreased to $302.9 million for the first nine months of 2009 from $352.5 million for the first nine months of 2008.

Before the amortization of excess cost amounts, our equity income from Energy Transfer Equity and LE GP was a collective $53.2 million for the first nine months of 2009 versus $61.7 million for the same period in 2008.  Our equity income from these investments was reduced by $27.5 million and $25.2 million of excess cost amortization during the first nine months of 2009 and 2008, respectively.

Review of Consolidated Interest Expense Amounts

The following table presents the components of interest expense as presented in our Unaudited Condensed Statements of Consolidated Operations for the periods indicated (dollars in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Interest expense attributable to:
Consolidated debt obligations of Enterprise Products Partners	$128.0	$102.6	$374.6	$290.4
Consolidated debt obligations of TEPPCO	32.8	34.3	97.3	106.0
Parent Company debt obligations	10.1	16.4	36.3	50.8
Total interest expense	$170.9	$153.3	$508.2	$447.2

Interest expense for Enterprise Products Partners increased during the third quarter of 2009 relative to the third quarter of 2008 primarily due to the issuance of EPO Senior Notes O in the fourth quarter of 2008, EPO Senior Notes P in the second quarter of 2009 and a $10.7 million decrease in capitalized interest quarter-to-quarter.  Enterprise Products Partners’ average debt principal outstanding increased during the third quarter of 2009 to $9.44 billion from $8.14 billion during the third quarter of 2008 primarily due to debt incurred to fund growth capital investments.  Interest expense for Enterprise Products Partners increased during the nine months ended September 30, 2009 relative to the nine months ended September 30, 2008 primarily due to the issuance of EPO Senior Notes M and N in the second quarter of 2008, EPO Senior Notes O in the fourth quarter of 2008, EPO Senior Notes P in the second quarter of 2009 and an $28.7 million decrease in capitalized interest period-to-period.  Enterprise Products Partners’ average debt principal outstanding increased during the nine months ended September 30, 2009 to $9.34 billion from $7.65 billion during the nine months ended September 30, 2008 primarily due to debt incurred to fund growth capital investments.  Interest expense for TEPPCO decreased during the nine months ended September 30, 2009 relative to the nine months ended September 30, 2008 primarily due to losses of $8.7 million it recognized in the first quarter of 2008 related to the early extinguishment of debt.  See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report for information regarding our consolidated debt obligations, which include the consolidated debt obligations of Enterprise Products Partners and TEPPCO.

The Parent Company’s interest expense decreased in current year periods relative to prior year periods primarily due to lower interest rates. The weighted-average interest rate paid by the Parent Company during the third quarter of 2009 was 2.44% compared to 4.71% for the third quarter of 2008.  The weighted-average interest rate paid by the Parent Company during the nine months ended September 30, 2009 was 2.80% compared to 5.29% for the nine months ended September 30, 2008.

Review of Consolidated Noncontrolling Interest Amounts

The following table presents the components of net income attributable to noncontrolling interest as presented on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated (dollars in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Limited partners of Enterprise Products Partners	$166.2	$162.5	$489.5	$601.3
Limited partners of Duncan Energy Partners	10.2	2.7	21.8	11.9
Limited partners of TEPPCO	(33.6)	37.2	37.6	126.0
Joint venture partners	6.9	5.2	20.7	17.4
Total	$149.7	$207.6	$569.6	$756.6

Net income attributable to the limited partners of Enterprise Products Partners and TEPPCO decreased during the nine months ended September 30, 2009 relative to the same period in 2008 primarily due to $135.3 million of charges related to TOPS (see Notes 3 and 15 of the Notes to Unaudited Condensed

Consolidated Financial Statements included under Item 1 of this Quarterly Report) recorded in the aggregate by Enterprise Products Partners and TEPPCO.  In addition, TEPPCO recorded $51.0 million in charges during the three months ended September 30, 2009 primarily related to its indefinite suspension of certain river terminal projects.  See Notes 5 and 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report for additional information.

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

The following table summarizes key components of our Unaudited Condensed Statements of Consolidated Cash Flows for the periods indicated (dollars in millions):

	For the Nine Months
	Ended September 30,
	2009	2008
Net cash flows provided by operating activities:
EPGP and subsidiaries (1)	$615.0	$970.6
TEPPCO GP and subsidiaries (2)	286.0	294.3
Parent company (3)	217.8	170.1
Eliminations and adjustments (4)	(208.6)	(230.0)
Net cash flows provided by operating activities	$910.2	$1,205.0
Cash used in investing activities:
EPGP and subsidiaries (1)	$771.3	$1,709.2
TEPPCO GP and subsidiaries (2)	289.8	673.8
Parent company	26.1	1.0
Eliminations and adjustments	(14.1)	(57.4)
Cash used in investing activities	$1,073.1	$2,326.6
Cash provided by financing activities:
EPGP and subsidiaries (1)	$195.1	$753.8
TEPPCO GP and subsidiaries (2)	3.8	379.5
Parent company	(193.5)	(170.1)
Eliminations and adjustments (4)	175.7	171.9
Cash provided by financing activities	$181.1	$1,135.1
Cash on hand at end of period (unrestricted):
EPGP and subsidiaries (1)	$73.9	$54.7
TEPPCO GP and subsidiaries (2)	--	--
Parent Company	0.7	0.7
Total	$74.6	$55.4

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

Our total consolidated debt obligations were $13.08 billion and $12.71 billion at September 30, 2009 and December 31, 2008, respectively.  For detailed information regarding our debt obligations, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

Enterprise Products Partners has a universal shelf registration statement on file with the SEC that allows it to issue an unlimited amount of debt and equity securities.  In January 2009, Enterprise Products Partners issued 10.6 million common units (including an over-allotment of 1.0 million common units) to the public at an offering price of $22.20 per unit under this registration statement. The January 2009 equity offering generated net proceeds of $225.6 million for Enterprise Products Partners.  In September 2009, Enterprise Products Partners issued 8.3 million common units (including an over-allotment of 1.1 million common units) to the public at an offering price of $28.00 per unit under this registration statement.  The September 2009 equity offering generated net proceeds of $226.4 million for Enterprise Products Partners. In June 2009, September 2009 and October 2009, EPO issued $500.0 million, $1.1 billion and $1.1 billion, respectively, in principal amount of senior unsecured notes under its registration statement.

In addition, Enterprise Products Partners has a registration statement on file with the SEC in connection with its distribution reinvestment program (“DRIP”).  During the nine months ended September 30, 2009, affiliates of EPCO reinvested $226.5 million of the distributions they received from Enterprise Products Partners into the acquisition of additional common units of Enterprise Products Partners through its DRIP.

Duncan Energy Partners has a universal shelf registration statement filed with the SEC that allows it to issue up to $1 billion of debt and equity securities.  In June 2009, Duncan Energy Partners completed an offering of 8,000,000 million of its common units, which generated net proceeds of approximately $122.9 million.  In July 2009, the underwriters to this offering exercised their option to purchase an additional 943,400 common units, which generated approximately $14.5 million of additional net proceeds for Duncan Energy Partners.  Duncan Energy Partners used the aggregate net proceeds from this offering to repurchase an equal number of its common units that were beneficially owned by EPO.  Duncan Energy Partners subsequently cancelled the common units it repurchased from EPO. At September 30, 2009, Duncan Energy Partners can issue approximately $856.4 million of additional securities under its registration statement.

After giving effect to the TEPPCO Merger, we forecast that Enterprise Products Partners’ capital spending for property, plant and equipment for the fourth quarter of 2009 will approximate $700.0 million.  This forecast is based on Enterprise Products Partners’ announced strategic operating and growth plans.  These plans are dependent upon Enterprise Products Partners’ ability to obtain the required funds from its operating cash flows or other means, including borrowings under debt agreements, the issuance of debt and equity securities and/or the divestiture of assets.  Such forecasts may change due to factors beyond Enterprise Products Partners’ control, such as weather-related issues, changes in supplier prices or adverse economic conditions.  Furthermore, such forecasts may change as a result of decisions made by management at a later date, which may include unexpected acquisitions, decisions to take on additional partners and changes in the timing of expenditures.  The success of Enterprise Products Partners in raising capital, including the formation of joint ventures to share costs and risks, continues to be a principal factor that determines how much it can spend in connection with its capital program.

EPO’s senior notes are rated investment-grade. Moody’s Investor Service (“Moody’s”) has assigned a rating of Baa3 and Standard & Poor’s and Fitch Ratings have each assigned a rating of BBB-.

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

Cash Flow Analysis - EPGP and Subsidiaries

At September 30, 2009, total liquidity of EPGP and its consolidated subsidiaries (primarily Enterprise Products Partners) was $1.31 billion, which includes availability under Enterprise Products Partners’ consolidated credit facilities and unrestricted cash on hand.  The principal amount of Enterprise Products Partners’ consolidated debt obligations totaled $9.15 billion at September 30, 2009.  The following information highlights significant changes in the operating, investing and financing cash flows for EPGP and its consolidated subsidiaries.

Comparison of Nine Months Ended September 30, 2009 with Nine Months Ended September30, 2008

Operating Activities.  Net cash flow provided by operating activities was $615.0 million for the nine months ended September 30, 2009 compared to $970.6 million for the nine months ended September 30, 2008.  Enterprise Products Partners’ businesses generated slightly higher operating income period-to-period; however, the reduction in operating cash flows is primarily due to the timing of related cash receipts and disbursements and an increase in cash outlays for forward sales inventory.

Enterprise Products Partners’ cash payments for interest increased $44.7 million period-to-period primarily due to increased borrowings to finance its capital spending program and for general partnership purposes.  Enterprise Products Partners’ cash distributions received from unconsolidated affiliates decreased $6.3 million period-to-period primarily due to lower distributions received from Deepwater Gateway, L.L.C, partially offset by increased distributions received from Cameron Highway Oil Pipeline Company.

As a result of energy market conditions, Enterprise Products Partners significantly increased its physical inventory purchases and related forward physical sales commitments during 2009.  In general, the significant increase in volumes dedicated to forward physical sales contracts improves the overall utilization and profitability of Enterprise Products Partners’ fee-based assets.

Investing Activities.  Cash used in investing activities was $771.3 million for the nine months ended September 30, 2009 compared to $1.71 billion for the nine months ended September 30, 2008.  Capital spending for property, plant and equipment, net of contributions in aid of construction costs, decreased $626.1 million period-to-period.  Restricted cash related to Enterprise Products Partners’ hedging activities decreased $213.0 million period-to-period (a cash inflow) primarily related to a reduction of margin requirements related to derivative instruments.

Cash used for business combinations decreased $32.6 million period-to-period primarily due to Enterprise Products Partners’ $23.7 million acquisition of rail and truck terminal facilities located in Mont Belvieu, Texas in May 2009 compared to their $57.1 million acquisition of additional interests in the Dixie Pipeline Company in August 2008.

Enterprise Products Partners’ investments in unconsolidated affiliates decreased $57.5 million period-to-period primarily due to higher contributions made to Jonah during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2009.

Financing Activities. Cash provided by financing activities was $195.1 million for the nine months ended September 30, 2009 compared to $753.8 million for the nine months ended September 30, 2008.  Net borrowings under Enterprise Products Partners’ consolidated debt agreements decreased $1.44 billion period-to-period which was primarily attributable to: (i) lower amounts of senior notes issued period-to-period, (ii) the repayment of the $217.6 million Yen Term Loan in March 2009 and (iii) an increase in net repayments under EPO’s Revolver period-to-period.  During the nine months ended September 30, 2008, EPO issued $1.1 billion in senior notes (EPO Senior Notes M and N) compared to $500.0 million in senior notes (EPO Senior Notes P) during the nine months ended September 30, 2009.

Cash distributions paid by Enterprise Products Partners to its limited partners increased $20.5 million period-to-period due to increases in common units outstanding and quarterly cash distribution rates.  Contributions from noncontrolling interests increased $942.0 million period-to-period primarily due to the net proceeds that Enterprise Products Partners received from its January and September 2009 common unit offerings and Duncan Energy Partners’ common unit offering in June 2009.

Net proceeds from the issuance of Enterprise Products Partners’ common units increased $821.0 million period-to-period.  Enterprise Products Partners’ underwritten equity offerings in January 2009 and September 2009 generated aggregate net proceeds of $452.0 million and its September 2009 private placement of common units generated net proceeds of $150.0 million.  In addition, proceeds generated by Enterprise Products Partners’ DRIP and employee unit purchase plan increased $206.9 million period-to-period, primarily from participation by affiliates of EPCO in the DRIP.

Cash Flow Analysis - TEPPCO GP and Subsidiaries

At September 30, 2009, total liquidity of TEPPCO GP and its consolidated subsidiaries (primarily TEPPCO) was $132.9 million, which includes availability under TEPPCO’s consolidated credit facilities. The principal amount of TEPPCO’s consolidated debt obligations totaled $2.79 billion at September 30,

2009.  The following information highlights significant changes in the operating, investing and financing cash flows for TEPPCO GP and its consolidated subsidiaries.

Comparison of Nine Months Ended September 30, 2009 with Nine Months Ended September 30, 2008

Operating Activities. Net cash flow provided by operating activities was $286.0 million for the nine months ended September 30, 2009 compared to $294.3 million for the nine months ended September 30, 2008.  The $8.3 million decrease in operating cash flows is primarily due to the timing of cash receipts and disbursements between periods and a $2.6 million increase in distributions from unconsolidated affiliates.  TEPPCO’s cash payments for interest increased $4.0 million period-to-period primarily due to an increase in debt principal outstanding during the first nine months of 2009 compared to the same period in 2008.

Investing Activities.  Cash used in investing activities was $289.8 million for the nine months ended September 30, 2009 compared to $673.8 million for the same period in 2008.  The $384.0 million period-to-period decrease in cash used for investing activities is primarily due to a $301.9 million decrease in cash outlays for business combinations, a $72.9 million decrease in investments in unconsolidated affiliates (primarily Jonah) and a $7.6 million decrease in capital expenditures for property, plant and equipment.  During the nine months ended September 30, 2009 and 2008, TEPPCO spent approximately $50.0 million and $351.9 million, respectively, in cash to complete business combinations related to its Marine Services business line.

Financing Activities. Cash provided by financing activities was $3.8 million for the nine months ended September 30, 2009 compared to $379.5 million for the same period in 2008.  In March 2008, TEPPCO issued $250.0 million in principal amount of 5-year senior notes, $350.0 million of 10-year senior notes and $400.0 million of 30-year senior notes.  In January 2008, TEPPCO repaid $355.0 million in principal amount of the TE Products senior notes.  Net borrowings under the TEPPCO Revolver increased $440.3 million period-to-period. The early termination and settlement by TEPPCO of interest rate hedging derivative instruments during the nine months ended September 30, 2008, resulted in net cash payments of $52.1 million.  Cash distributions to TEPPCO’s limited partners increased $37.6 million period-to-period due to an increase in common units outstanding and quarterly cash distribution rates.

Net cash proceeds from the issuance of TEPPCO’s units decreased $267.8 million period-to-period.  In September 2008, TEPPCO issued 9.2 million of its units in an underwritten equity offering which generated net proceeds of $257.0 million.   In addition, in September 2008, TEPPCO received $7.0 million from the sale of 0.2 million units to TEPPCO Unit.  Net proceeds from the issuance of TEPPCO’s units under TEPPCO’s DRIP and employee unit purchase plan decreased $3.9 million period-to-period.

Cash Flow Analysis - Parent Company

The primary sources of cash flow for the Parent Company are its investments in limited and general partner interests of publicly-traded limited partnerships.  The cash distributions the Parent Company receives from its investments in Enterprise Products Partners, TEPPCO, Energy Transfer Equity and their respective general partners are exposed to certain risks inherent in the underlying business of each entity.  See Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of these risks.

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

The following table summarizes key components of the Parent Company’s cash flow information for the periods indicated (dollars in millions):

	For the Nine Months
	Ended September 30,
	2009	2008
Net cash flows provided by operating activities (1)	$217.8	$170.1
Cash used in investing activities (2)	26.1	1.0
Cash used in financing activities (3)	193.5	170.1
Cash and cash equivalents, end of period	0.7	0.7

(1)   Primarily represents distributions received from unconsolidated affiliates less cash payments for interest and general and administrative amounts. See following table for detailed information regarding distributions from unconsolidated affiliates.
(2)   Primarily represents investments in unconsolidated affiliates. The period-to-period increase in investments is primarily due to contributions for EPGP to maintain its 2% general partnership interest in Enterprise Products Partners resulting from 2009 equity offerings. In addition, in August 2009 the Parent Company used $7.5 million in distributions received from Enterprise Products Partners with respect to the second quarter of 2009 to purchase an additional 281,477 common units of Enterprise Products Partners through its DRIP.
(3)   Primarily represents net cash proceeds from borrowings offset by repayments of debt principal and distribution payments to unitholders.

The following table presents cash distributions received from unconsolidated affiliates and cash distributions paid by the Parent Company for the periods indicated (dollars in millions):

	For the Nine Months
	Ended September 30,
	2009	2008
Cash distributions from investees: (1)
Investment in Enterprise Products Partners:
From common units of Enterprise Products Partners (2)	$22.0	$20.5
From 2% general partner interest in Enterprise Products Partners	15.0	13.5
From general partner incentive distribution rights in distributions of
Enterprise Products Partners	109.7	90.8
Investment in TEPPCO:
From 4,400,000 units of TEPPCO	9.6	9.3
From 2% general partner interest in TEPPCO	4.7	4.0
From general partner incentive distribution rights in distributions of TEPPCO	41.8	35.5
Investment in Energy Transfer Equity:
From 38,976,090 units of Energy Transfer Equity	61.3	57.3
From member interest in LE GP (3)	0.5	0.3
Total cash distributions from unconsolidated affiliates	$264.6	$231.2

Distributions by the Parent Company:
EPCO and affiliates	$149.9	$117.0
Public	45.1	40.1
General partner interest	*	*
Total distributions by the Parent Company	$195.0	$157.1

         * Amount is negligible.
(1)   Represents cash distributions received during each reporting period.
(2)   As of September 30, 2009 and 2008, the Parent Company owned 13,952,402 and 13,454,498 common units, respectively, of Enterprise Products Partners.
(3)   The Parent Company’s member interest in LE GP was 40.6% and 34.9% at September 30, 2009 and 2008, respectively.

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

Other Items

Contractual Obligations

For information regarding year-to-date changes in our contractual obligations, see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

Off-Balance Sheet Arrangements

There have been no significant changes with regards to our off-balance sheet arrangements since those reported in our Recast Form 8-K.

Summary of Related Party Transactions

We have an extensive and ongoing relationship with EPCO and its privately held affiliates.  Our revenues from these entities primarily consist of sales of NGL products.  Our expenses attributable to these affiliates primarily consist of reimbursements under an administrative services agreement.

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

Recent Accounting Developments

The accounting standard setting bodies have recently issued accounting guidance since those reported in our Recast Form 8-K for the year ended December 31, 2008 that will or may affect our future financial statements.  The recently issued accounting guidance relates to:

▪	The hierarchy of GAAP and the establishment of the ASC (codified under ASC 105, Generally Accepted Accounting Principles);

▪
Estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly (codified under ASC 820, Fair Value Measurements and Disclosures);

▪	Measuring liabilities at fair value (codified under ASC 820);

▪	Providing quarterly disclosures about fair value estimates for all financial instruments not measured on the balance sheet at fair value (codified under ASC 825, Financial Instruments);

▪
The accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued (codified under ASC 855, Subsequent Events); and

▪	Consolidation of variable interest entities (codified under ASC 810).

For additional information regarding recent accounting developments, see Note 2 in the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

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

Business interruption coverage in connection with a windstorm event remains in place for onshore assets, but was eliminated for offshore assets.  Onshore assets covered by business interruption insurance must be out-of-service in excess of 60 days before any losses from business interruption will be covered.  Furthermore, pursuant to the current policy, we will now absorb 50% of the first $50.0 million of any loss in excess of deductible amounts for our onshore assets.

For additional information regarding weather-related risks, including insurance matters in connection with Hurricanes Ivan, Katrina, Rita, Gustav and Ike, see Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

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

The following tables show the effect of hypothetical price movements on the estimated fair value (“FV”) of interest rate swap portfolios (dollars in millions):

Parent Company		Swap Fair Value at
Scenario	Resulting Classification	September 30, 2009	October 20, 2009
FV assuming no change in underlying interest rates	Liability	$(18.9)	$(16.4)
FV assuming 10% increase in underlying interest rates	Liability	(18.3)	(15.8)
FV assuming 10% decrease in underlying interest rates	Liability	(19.4)	(16.9)

Enterprise Products Partners		Swap Fair Value at
Scenario	Resulting Classification	September 30, 2009	October 20, 2009
FV assuming no change in underlying interest rates	Asset	$46.5	$43.7
FV assuming 10% increase in underlying interest rates	Asset	40.4	37.7
FV assuming 10% decrease in underlying interest rates	Asset	52.7	49.6

Duncan Energy Partners		Swap Fair Value at
Scenario	Resulting Classification	September 30, 2009	October 20, 2009
FV assuming no change in underlying interest rates	Liability	$(6.0)	$(6.2)
FV assuming 10% increase in underlying interest rates	Liability	(5.8)	(6.0)
FV assuming 10% decrease in underlying interest rates	Liability	(6.2)	(6.4)

The following table shows the effect of hypothetical price movements on the estimated fair value of Enterprise Products Partners’ forward starting swap portfolio at the dates presented (dollars in millions):

		Swap Fair Value at
Scenario	Resulting Classification	September 30, 2009	October 20, 2009
FV assuming no change in underlying interest rates	Asset	$8.1	$10.4
FV assuming 10% increase in underlying interest rates	Asset	16.4	20.3
FV assuming 10% decrease in underlying interest rates	Asset	0.1	0.5

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

The following table shows the effect of hypothetical price movements on the estimated fair value of Enterprise Products Partners’ natural gas marketing portfolio at the dates presented (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	September 30, 2009	October 20, 2009
FV assuming no change in underlying commodity prices	Liability	$(2.8)	$(4.2)
FV assuming 10% increase in underlying commodity prices	Liability	(11.6)	(13.1)
FV assuming 10% decrease in underlying commodity prices	Asset	6.1	4.7

The following table shows the effect of hypothetical price movements on the estimated fair value Enterprise Products Partners’ NGL and petrochemical operations portfolio at the dates presented (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	September 30, 2009	October 20, 2009
FV assuming no change in underlying commodity prices	Liability	$(84.1)	$(119.2)
FV assuming 10% increase in underlying commodity prices	Liability	(114.6)	(162.1)
FV assuming 10% decrease in underlying commodity prices	Liability	(53.6)	(76.3)

The following table shows the effect of hypothetical price movements on the estimated fair value TEPPCO’s portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	September 30, 2009	October 20, 2009
FV assuming no change in underlying commodity prices	Asset	$1.1	$0.5
FV assuming 10% increase in underlying commodity prices	Asset	1.3	0.6
FV assuming 10% decrease in underlying commodity prices	Asset	0.9	0.4

Foreign Currency Derivative Instruments

We are exposed to foreign currency exchange risk in connection with Enterprise Products Partner’s NGL and natural gas marketing activities in Canada.  As a result, we could be adversely affected by fluctuations in currency rates between the U.S. dollar and Canadian dollar. In order to manage this risk, we may enter into foreign exchange purchase contracts to lock in the exchange rate.

In addition, we were exposed to foreign currency exchange risk in connection with a term loan denominated in Japanese yen.  Enterprise Products Partners entered into this loan agreement in November 2008 and the loan matured in March 2009.  The derivative instrument used to hedge this risk was accounted for as a cash flow hedge and settled upon repayment of the loan.

At September 30, 2009, Enterprise Products Partners had foreign currency derivative instruments outstanding with a notional amount of $5.5 million Canadian.  The fair market value of these instruments was an asset of $0.3 million at September 30, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the third quarter of 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 in addition to other information in such report and in this Quarterly Report.  We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

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

3.8
Second Amendment to Third Amended and Restated Limited Liability Company Agreement of EPE Holdings, LLC, dated October 27, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 30, 2009).

3.9
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

10.1	Stipulation and Agreement of Compromise, Settlement and Release, dated August 5, 2009 (incorporated by reference from Exhibit 10.3 to Form 10-Q filed by TEPPCO on August 6, 2009)
31.1#	Sarbanes-Oxley Section 302 certification of Dr. Ralph S. Cunningham for Enterprise GP Holdings L.P. with respect to the September 30, 2009 Quarterly Report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise GP Holdings L.P. with respect to the September 30, 2009 Quarterly Report on Form 10-Q.
32.1#	Section 1350 certification of Dr. Ralph S. Cunningham for the September 30, 2009 Quarterly Report on Form 10-Q.
32.2#	Section 1350 certification of W. Randall Fowler for the September 30, 2009 Quarterly Report on Form 10-Q.

*
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise GP Holdings, Enterprise Products Partners, Duncan Energy Partners and TEPPCO are 1-32610, 1-14323, 1-33266 and 1-10403, respectively.

#	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas on November 9, 2009.

ENTERPRISE GP HOLDINGS L.P.
(A Delaware Limited Partnership)

By: EPE Holdings, LLC, as General Partner

By:	/s/ Michael J. Knesek
Name: Michael J. Knesek
Title: Senior Vice President, Controller and Principal Accounting Officer of the General Partner