Form 10-Q
period 2010-03-31
Enterprise GP Holdings L.P.
filed 2010-05-10
CIK 1324592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___.

Commission file number:  1-32610

ENTERPRISE GP HOLDINGS L.P.
(Exact name of Registrant as Specified in Its Charter)

Delaware	13-4297064
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1100 Louisiana Street, 10th Floor
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
Yes ☐   No ☑

There were 139,194,631 Units of Enterprise GP Holdings L.P. outstanding at May 3, 2010.  The Units trade on the New York Stock Exchange under the ticker symbol “EPE.”

ENTERPRISE GP HOLDINGS L.P.

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	March 31,	December 31,
ASSETS	2010	2009
Current assets:
Cash and cash equivalents	$135.2	$55.3
Restricted cash	101.7	63.6
Accounts and notes receivable – trade, net of allowance for doubtful accounts of $17.5 at March 31, 2010 and $16.8 at December 31, 2009	3,056.0	3,099.0
Accounts receivable – related parties	26.6	38.4
Inventories	990.9	711.9
Prepaid and other current assets	298.8	281.4
Total current assets	4,609.2	4,249.6
Property, plant and equipment, net	17,735.3	17,689.2
Investments in unconsolidated affiliates	2,399.5	2,416.2
Intangible assets, net of accumulated amortization of $824.6 at March 31, 2010 and $795.0 at December 31, 2009	1,035.2	1,064.8
Goodwill	2,018.3	2,018.3
Other assets	227.6	248.2
Total assets	$28,025.1	$27,686.3

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$175.0	$--
Accounts payable – trade	419.2	410.6
Accounts payable – related parties	48.0	70.8
Accrued product payables	3,695.1	3,393.0
Accrued expenses	79.4	108.5
Accrued interest	173.6	231.7
Other current liabilities	367.9	339.3
Total current liabilities	4,958.2	4,553.9
Long-term debt (see Note 9)	12,008.9	12,427.9
Deferred tax liabilities	72.5	71.7
Other long-term liabilities	163.4	159.7
Commitments and contingencies
Equity: (see Note 10)
Enterprise GP Holdings L.P. partners’ equity:
Limited Partners:
Units (139,194,631 Units outstanding at March 31, 2010 and 139,191,640 Units outstanding at December 31, 2009)	1,969.0	1,972.4
General partner	**	**
Accumulated other comprehensive loss	(33.8)	(33.3)
Total Enterprise GP Holdings L.P. partners’ equity	1,935.2	1,939.1
Noncontrolling interest	8,886.9	8,534.0
Total equity	10,822.1	10,473.1
Total liabilities and equity	$28,025.1	$27,686.3

See Notes to Unaudited Condensed Consolidated Financial Statements.
** Amount is negligible.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months
	Ended March 31,
	2010		2009*
Revenues:
Third parties		$8,312.1		$4,667.4
Related parties		232.4		219.5
Total revenues (see Note 11)		8,544.5		4,886.9
Costs and expenses:
Operating costs and expenses:
Third parties		7,647.9		4,147.1
Related parties		324.0		229.5
Total operating costs and expenses		7,971.9		4,376.6
General and administrative costs:
Third parties		16.3		9.6
Related parties		24.0		27.4
Total general and administrative costs		40.3		37.0
Total costs and expenses		8,012.2		4,413.6
Equity in income of unconsolidated affiliates		26.6		24.9
Operating income		558.9		498.2
Other income (expense):
Interest expense		(157.9)		(165.7)
Interest income		0.2		0.8
Other, net		(0.1)		0.4
Total other expense, net		(157.8)		(164.5)
Income before provision for income taxes		401.1		333.7
Provision for income taxes		(8.7)		(16.0)
Net income		392.4		317.7
Net income attributable to noncontrolling interest		(322.5)		(254.8)
Net income attributable to Enterprise GP Holdings L.P.		$69.9		$62.9

Net income allocated to:
Limited partners		$69.9		$62.9
General partner	$	**	$	**

Basic and diluted earnings per Unit (see Note 13)		$0.50		$0.47

See Notes to Unaudited Condensed Consolidated Financial Statements.
*See Note 1 for information regarding these recasted amounts and basis of financial statement presentation.
** Amount is negligible.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months
	Ended March 31,
	2010	2009*

Net income	$392.4	$317.7
Other comprehensive income (loss):
Cash flow hedges:
Commodity derivative instrument losses during period	(58.9)	(62.0)
Reclassification adjustment for losses included in net income related to commodity derivative instruments	16.5	32.2
Interest rate derivative instrument losses during period	(7.5)	(1.2)
Reclassification adjustment for losses included in net income related to interest rate derivative instruments	6.1	6.4
Foreign currency derivative losses during period	(0.1)	(10.6)
Reclassification adjustment for gains included in net income related to foreign currency derivative instruments	(0.3)	--
Total cash flow hedges	(44.2)	(35.2)
Foreign currency translation adjustment	0.6	(0.4)
Change in funded status of pension and postretirement plans, net of tax	(0.9)	(0.1)
Proportionate share of other comprehensive income (loss) of unconsolidated affiliate	1.0	(0.9)
Total other comprehensive loss	(43.5)	(36.6)
Comprehensive income	348.9	281.1
Comprehensive income attributable to noncontrolling interest	(279.5)	(217.3)
Comprehensive income attributable to Enterprise GP Holdings L.P.	$69.4	$63.8

See Notes to Unaudited Condensed Consolidated Financial Statements.
*See Note 1 for information regarding these recasted amounts and basis of financial statement presentation.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Three Months
	Ended March 31,
	2010	2009*
Operating activities:
Net income	$392.4	$317.7
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	218.6	200.0
Non-cash impairment charges	1.5	--
Equity in income of unconsolidated affiliates	(26.6)	(24.9)
Distributions received from unconsolidated affiliates	51.4	42.4
Operating lease expenses paid by EPCO	0.2	0.2
Gain from asset sales and related transactions	(7.5)	(0.2)
Deferred income tax expense	1.0	0.9
Changes in fair market value of derivative instruments	(7.8)	(12.6)
Effect of pension settlement recognition	(0.2)	(0.1)
Net effect of changes in operating accounts (see Note 16)	73.4	(159.8)
Net cash flows provided by operating activities	696.4	363.6
Investing activities:
Capital expenditures	(347.8)	(513.9)
Contributions in aid of construction costs	3.6	6.4
Increase in restricted cash	(38.1)	(40.7)
Cash used for business combinations	(2.2)	--
Acquisition of intangible assets	--	(1.4)
Advances from (investments in) unconsolidated affiliates	(7.7)	12.0
Proceeds from asset sales and related transactions	21.7	0.3
Other investing activities	--	3.8
Cash used in investing activities	(370.5)	(533.5)
Financing activities:
Borrowings under debt agreements	378.1	1,188.9
Repayments of debt	(615.8)	(948.1)
Debt issuance costs	(0.1)	(1.2)
Cash distributions paid to partners	(73.8)	(57.9)
Cash distributions paid to noncontrolling interest	(351.9)	(319.2)
Cash contributions from partners	--	0.1
Cash contributions from noncontrolling interest	417.3	304.0
Acquisition of treasury units by subsidiary	(0.2)	--
Cash provided by (used in) financing activities	(246.4)	166.6
Effect of exchange rate changes on cash	0.4	(2.0)
Net change in cash and cash equivalents	79.5	(3.3)
Cash and cash equivalents, January 1	55.3	56.8
Cash and cash equivalents, March 31	$135.2	$51.5

See Notes to Unaudited Condensed Consolidated Financial Statements.
*See Note 1 for information regarding these recasted amounts and basis of financial statement presentation.

ENTERPRISE GP HOLDINGS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(See Note 10 for Unit History and Detail of Accumulated Other Comprehensive Loss)
(Dollars in millions)

	Enterprise GP Holdings L.P.
				Accumulated
				Other
	Limited	General		Comprehensive	Noncontrolling
	Partners	Partner		Loss	Interest	Total
Balance, December 31, 2009	$1,972.4	$	**	$(33.3)	$8,534.0	$10,473.1
Net income	69.9		**	--	322.5	392.4
Operating lease expenses paid by EPCO	--		--	--	0.2	0.2
Cash distributions paid to partners	(73.8)		--	--	--	(73.8)
Cash distributions paid to noncontrolling interest	--		--	--	(351.9)	(351.9)
Cash contributions from noncontrolling interest	--		--	--	417.3	417.3
Amortization of equity awards	0.5		--	--	8.0	8.5
Acquisition of treasury units by subsidiary	--		--	--	(0.2)	(0.2)
Foreign currency translation adjustment	--		--	--	0.6	0.6
Change in funded status of pension and postretirement plans, net of tax	--		--	--	(0.9)	(0.9)
Cash flow hedges	--		--	(1.5)	(42.7)	(44.2)
Proportionate share of other comprehensive income of unconsolidated affiliates	--		--	1.0	--	1.0
Balance, March 31, 2010	$1,969.0	$	**	$(33.8)	$8,886.9	$10,822.1

	Enterprise GP Holdings L.P.
				Accumulated
				Other
	Limited	General		Comprehensive	Noncontrolling
	Partners	Partner		Loss	Interest	Total
Balance, December 31, 2008*	$2,031.2	$	**	$(53.2)	$7,781.4	$9,759.4
Net income	62.9		**	--	254.8	317.7
Operating lease expenses paid by EPCO	--		--	--	0.2	0.2
Cash distributions paid to partners	(57.9)		--	--	--	(57.9)
Cash distributions paid to noncontrolling interest	--		--	--	(319.2)	(319.2)
Cash contributions from noncontrolling interest	--		--	--	304.0	304.0
Cash contribution from partners	--		--	--	0.1	0.1
Amortization of equity awards	0.6		--	--	3.6	4.2
Foreign currency translation adjustment	--		--	--	(0.4)	(0.4)
Change in funded status of pension and postretirement plans, net of tax	--		--	--	(0.1)	(0.1)
Cash flow hedges	--		--	1.8	(37.0)	(35.2)
Proportionate share of other comprehensive loss of unconsolidated affiliates	--		--	(0.9)	--	(0.9)
Balance, March 31, 2009*	$2,036.8	$	**	$(52.3)	$7,987.4	$9,971.9

See Notes to Unaudited Condensed Consolidated Financial Statements.
*See Note 1 for information regarding these recasted amounts and basis of financial statement presentation.
** Amount is negligible.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Except unit-related amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnotes are stated in millions of dollars.

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

References to “EPE Holdings” mean EPE Holdings, LLC, which is the general partner of the Parent Company and a wholly owned subsidiary of Dan Duncan LLC.  The membership interests of Dan Duncan LLC are owned of record by a voting trust formed on April 26, 2006, pursuant to the Dan Duncan LLC Voting Trust Agreement dated April 26, 2006 (the “DD LLC Voting Trust Agreement”), among Dan Duncan LLC, Dan L. Duncan, as the record owner of all of the membership interests of Dan Duncan LLC immediately prior to the entering into of the DD LLC Voting Trust Agreement, and Dan L. Duncan, as the initial sole voting trustee.  Immediately upon Mr. Duncan’s death on March 29, 2010, voting and dispositive control of all of the membership interests of Dan Duncan LLC was transferred pursuant to the DD LLC Voting Trust Agreement to three voting trustees.

The current voting trustees under the DD LLC Voting Trust Agreement (the “DD LLC Trustees”) are: (1) Randa Duncan Williams, Mr. Duncan’s oldest daughter, who is also an existing director on the board of EPE Holdings; (2) Dr. Ralph S. Cunningham, who is currently the President and Chief Executive Officer (“CEO”) of EPE Holdings; and (3) Richard H. Bachmann, who is currently the Executive Vice President and Chief Legal Officer of EPGP and one of three managers of Dan Duncan LLC.  Dr. Cunningham and Mr. Bachmann are also currently directors of EPE Holdings, EPGP and DEP GP.

The DD LLC Voting Trust Agreement requires that there always be two “Independent Voting Trustees” serving.  If Mr. Bachmann or Dr. Cunningham fail to qualify or cease to serve, then the substitute or successor Independent Voting Trustee(s) will be appointed by the then-serving Independent Voting Trustee, provided that if no Independent Voting Trustee is then serving or if a vacancy in a trusteeship of an Independent Voting Trustee is not filled within ninety days of the vacancy’s occurrence, the CEO of EPGP will appoint the successor Independent Voting Trustee(s).

The DD LLC Voting Trust Agreement also provides for a “Duncan Voting Trustee.”  The Duncan Voting Trustee is appointed by the children of Mr. Duncan acting by a majority or, if less than three children of Mr. Duncan are then living, unanimously.  If for any reason no descendent of Mr. Duncan is appointed as the Duncan Voting Trustee, then such trusteeship will remain vacant until such time as a Duncan Voting Trustee is appointed in the manner provided above.  If a Duncan Voting Trustee for any reason ceases to serve, his or her successor shall be appointed by the children of Mr. Duncan acting by majority or, if less than three children of Mr. Duncan are then living, unanimously.  Ms. Williams is currently the Duncan Voting Trustee.

The DD LLC Trustees are required to treat the member party to the DD LLC Voting Trust Agreement as the beneficial owner for all purposes whatsoever of the membership interests of Dan Duncan LLC.  The estate of Dan L. Duncan became the sole member party to the DD LLC Voting Trust Agreement upon the death of Mr. Duncan on March 29, 2010.  However, the DD LLC Trustees collectively are the record owners of the Dan Duncan LLC membership interests and possess and are entitled to exercise all rights and powers of absolute ownership thereof and to vote, assent or consent with respect thereto and to take party in and consent to any corporate or members’ actions (except those actions, if any, to which the DD LLC Trustees may not legally consent) and subject to the provisions of the DD LLC Voting Trust Agreement, to receive dividends and distributions on the Dan Duncan LLC membership interests.  Except

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

as otherwise provided in the DD LLC Voting Trust Agreement, all actions taken by the DD LLC Trustees are by majority vote.

The DD LLC Trustees serve in such capacity without compensation, but they are entitled to incur reasonable charges and expenses deemed necessary and proper for administering the DD LLC Voting Trust Agreement and to reimbursement and indemnification.

The DD LLC Voting Trust Agreement will terminate when (1) the descendants of Dan L. Duncan, and entities directly or indirectly controlled by or held for the benefit of any such descendant, no longer own any capital stock of EPCO (as defined below); or (2) upon such earlier date designated by the DD LLC Trustees by an instrument in writing delivered to the member party to the DD LLC Voting Trust Agreement.

On April 27, 2010, the independent co-executors for the estate of Dan L. Duncan were appointed by the probate court.  The independent co-executors are Mr. Bachmann, Dr. Cunningham and Ms. Williams, who are the same persons as the current DD LLC Trustees and voting trustees under a separate voting trust agreement relating to a majority of EPCO’s outstanding shares with voting rights (as more fully described below).

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

References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”).  Energy Transfer Equity is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “ETE.”  ETP is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “ETP.”  The general partner of Energy Transfer Equity is LE GP, LLC (“LE GP”).  The Parent Company owns noncontrolling interests in both Energy Transfer Equity and LE GP that it accounts for using the equity method of accounting.  We do not control Energy Transfer Equity or LE GP.

References to “EPCO” mean Enterprise Products Company (formerly EPCO, Inc.) and its privately held affiliates.  Prior to Mr. Duncan’s death on March 29, 2010, the Parent Company, EPE Holdings, Enterprise Products Partners, EPO, EPGP, Duncan Energy Partners and DEP GP were affiliates under the common control of Dan L. Duncan, the controlling shareholder of EPCO.  A majority of the outstanding voting capital stock of EPCO is owned of record by a voting trust formed on April 26, 2006, pursuant to the EPCO Inc. Voting Trust Agreement dated April 26, 2006 (the “EPCO Voting Trust Agreement”), among EPCO, Dan L. Duncan, as the record owner of a majority of the outstanding voting capital stock of EPCO immediately prior to the entering into of the EPCO Voting Trust Agreement, and Dan L. Duncan, as the initial sole voting trustee.  Immediately upon Mr. Duncan’s death, voting and dispositive control of such majority of the outstanding voting capital stock of EPCO included under the EPCO Voting Trust Agreement was transferred pursuant to the EPCO Voting Trust Agreement to three voting trustees (the “EPCO Trustees”).  The current EPCO Trustees are: (1) Ms. Williams, who serves as

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Chairman of EPCO; (2) Dr. Cunningham, who serves as a Vice Chairman of EPCO; and (3) Mr. Bachmann, who serves as the President, CEO and Chief Legal Officer of EPCO.  Ms. Williams, Dr. Cunningham and Mr. Bachmann are also currently directors of EPCO.  The current EPCO Trustees are the same as the current DD LLC Trustees for the DD LLC Voting Trust, which controls Dan Duncan LLC.  The current EPCO Trustees are also the same persons as the individuals appointed on April 27, 2010 as the independent co-executors of the estate of Dan L. Duncan.  Dan Duncan LLC and EPCO also beneficially own approximately 18% and 57%, respectively, of the outstanding units representing limited partner interests of the Parent Company.

References to the “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”), EPE Unit III, L.P. (“EPE Unit III”), Enterprise Unit L.P. (“Enterprise Unit”) and EPCO Unit L.P. (“EPCO Unit”), collectively, all of which are privately held affiliates of EPCO.

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

A privately held affiliate of EPCO exchanged a portion of its TEPPCO units, based on the 1.24 exchange rate, for 4,520,431 Class B units of Enterprise Products Partners in lieu of common units.  The Class B units are not entitled to regular quarterly cash distributions for the first 16 quarters following the closing date of the merger.  The Class B units automatically convert into the same number of common units on the date immediately following the payment date for the 16th quarterly distribution following the closing date of the merger.  The Class B units are entitled to vote together with the common units as a single class on partnership matters and, except for the payment of distributions, have the same rights and privileges as Enterprise Products Partners’ common units.

Under the terms of the TEPPCO Merger agreements, the Parent Company received 1,331,681 common units of Enterprise Products Partners and an increase in the capital account of EPGP to maintain its 2% general partner interest in Enterprise Products Partners as consideration for 100% of the membership interests of TEPPCO GP.

Since Enterprise Products Partners, TEPPCO and TEPPCO GP were under common control of EPCO and its affiliates, the TEPPCO Merger was accounted for at historical costs as a reorganization of

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

entities under common control in a manner similar to a pooling of interests.  The inclusion of TEPPCO and TEPPCO GP in our consolidated financial statements was effective January 1, 2005 since an affiliate of EPCO under common control with Enterprise Products Partners originally acquired ownership interests in TEPPCO GP in February 2005.

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

We revised our business segments and related disclosures to reflect the TEPPCO Merger.  Our reorganized business segments reflect the manner in which these businesses are managed and reviewed by the CEO of our general partner.  Under our new business segment structure, we have six reportable business segments: (i) NGL Pipelines & Services; (ii) Onshore Natural Gas Pipelines & Services; (iii) Onshore Crude Oil Pipelines & Services; (iv) Offshore Pipelines & Services; (v) Petrochemical & Refined Products Services and (vi) Other Investments.

Our results of operations for the three months ended March 31, 2010 are not necessarily indicative of results expected for the full year.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  These Unaudited Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009 (our “2009 Form 10-K”).

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

Presentation of Investments.  The Parent Company owns common units of Enterprise Products Partners and 100% of the membership interests of EPGP, which is entitled to 2% of the cash distributions paid by Enterprise Products Partners as well as the associated incentive distribution rights (“IDRs”) of Enterprise Products Partners.  At March 31, 2010 and December 31, 2009, the Parent Company owned 21,563,177 and 21,167,783 common units, respectively, of Enterprise Products Partners.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Parent Company owns 38,976,090 common units of Energy Transfer Equity and approximately 40.6% of the membership interests of LE GP.  Energy Transfer Equity owns limited partner interests and the general partner interest of ETP.  We account for our investments in Energy Transfer Equity and LE GP using the equity method of accounting.

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

Fair Value Information

Cash and cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses, and other current liabilities (excluding derivative instruments) are carried at amounts which reasonably approximate their fair values due to their short-term nature.  The estimated fair values of our fixed-rate debt are based on quoted market prices for such debt or debt of similar terms and maturities.  The carrying amounts of our variable-rate debt obligations reasonably approximate their fair values due to their variable interest rates.  See Note 4 for fair value information associated with our derivative instruments.

The following table presents the estimated fair values of our financial instruments at the dates indicated:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
Financial Instruments	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents and restricted cash	$236.9	$236.9	$118.9	$118.9
Accounts receivable	3,082.6	3,082.6	3,137.4	3,137.4
Financial liabilities:
Accounts payable and accrued expenses	4,415.3	4,415.3	4,214.6	4,214.6
Other current liabilities (excluding derivative instruments)	223.0	223.0	233.2	233.2
Fixed-rate debt (principal amount)	10,532.7	11,156.2	10,586.7	11,056.2
Variable-rate debt	1,608.0	1,608.0	1,791.8	1,791.8

Restricted Cash

Restricted cash represents amounts held in connection with our commodity derivative instruments portfolio and related physical natural gas and NGL purchases.  Additional cash may be restricted to maintain this portfolio as commodity prices fluctuate or deposit requirements change.  At March 31, 2010 and December 31, 2009, our restricted cash amounts were $101.7 million and $63.6 million, respectively.  See Note 4 for information regarding derivative instruments and hedging activities.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Equity-based Awards

The following table summarizes the expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended March 31,
	2010	2009
Restricted unit awards (1)	$5.8	$2.6
Unit option awards (1)	0.9	0.1
Unit appreciation rights (2)	0.1	--
Profits interests awards (1)	1.9	1.6
Total compensation expense	$8.7	$4.3

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

At March 31, 2010, the active long-term incentive plans were the Enterprise Products 1998 Long-Term Incentive Plan, the Enterprise Products Company 2005 EPE Long-Term Incentive Plan, the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan and the 2010 Duncan Energy Partners L.P. Long-Term Incentive Plan.  In addition, Enterprise Products Partners had unvested awards issued, but is not issuing further awards, under the Enterprise Products 2006 TPP Long-Term Incentive Plan (“2006 Plan”).

An allocated portion of the fair value of these long-term incentive plan equity-based awards is charged to us under the administrative services agreement (“ASA”).  See Note 12 for a general description of the ASA with EPCO.  With the exception of certain amounts recorded in connection with EPCO Unit, we are not responsible for reimbursing EPCO for any expenses associated with such awards.  We recognize an expense for our allocated share of the grant date fair value of such awards, with an offsetting amount recorded in equity.  Beginning in February 2009, the ASA was amended to provide that we and other affiliates of EPCO will reimburse EPCO for our allocated share of distributions of cash or securities made to the Class B limited partners of EPCO Unit.  Our reimbursements to EPCO in connection with EPCO Unit were $0.2 million during each of the three months ended March 31, 2010 and 2009.

Restricted Unit Awards

Restricted unit awards allow recipients to acquire common units of Enterprise Products Partners or Duncan Energy Partners or Units of the Parent Company (at no cost to the recipient) once a defined vesting period expires, subject to customary forfeiture provisions.  The majority of these awards are subject to cliff vesting, the restrictions on such awards generally lapse four years from the date of grant.  There are also awards that are subject to graded vesting provisions by which one-fourth of each award vests on each of the first, second, third and fourth anniversaries of the date of grant.  The fair value of restricted units is based on the market price per unit of the underlying security on the date of grant.  Compensation expense is recognized based on the grant date fair value, net of an allowance for estimated forfeitures.  Compensation expense for awards with graded vesting provisions is recognized on a straight-line basis over the requisite period of each separately vesting portion of the award.  As used in the context of our long-term incentive plans, the term “restricted unit” represents a time-vested unit.  Such awards are non-vested until the required service period expires.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding restricted unit awards for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Enterprise Products Partners restricted unit awards
Restricted units at December 31, 2009	2,720,882	$27.70
Granted (2) (3)	1,290,075	$32.27
Vested (3)	(34,528)	$26.62
Forfeited	(50,548)	$28.82
Restricted units at March 31, 2010	3,925,881	$29.35

Duncan Energy Partners restricted unit awards
Restricted units at December 31, 2009	--
Granted (3) (4)	6,348	$25.26
Vested (3)	(6,348)	$25.26
Restricted units at March 31, 2010	--

Parent Company restricted unit awards
Restricted units at December 31, 2009	--
Granted (3) (5)	2,991	$39.99
Vested (3)	(2,991)	$39.99
Restricted units at March 31, 2010	--

(1)   Determined by dividing the aggregate grant date fair value of awards before an allowance for forfeitures by the number of awards issued.
(2)   Aggregate grant date fair value of Enterprise Products Partners’ restricted unit awards issued during 2010 was $41.6 million based on a grant date market price of Enterprise Products Partners’ common units of $32.27 per unit. Estimated forfeiture rates ranging between 4.6% and 17% were applied to these awards.
(3)   Includes awards granted to the independent directors of the board of directors of EPE Holdings, EPGP and DEP GP as part of their annual compensation in February 2010 and immediately vested.
(4)   Aggregate grant date fair value of Duncan Energy Partners’ restricted unit awards issued during 2010 was $0.2 million based on grant date market prices of Duncan Energy Partners’ common units of $25.26 per unit.
(5)   Aggregate grant date fair value of the Parent Company’s restricted unit awards issued during 2010 was $0.1 million based on grant date market prices of the Parent Company’s Units of $39.99 per unit.

On a gross basis, the total unrecognized compensation cost of such awards was $68.0 million at March 31, 2010, of which our share is currently estimated to be $63.9 million.  We expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.2 years.

Unit Option Awards

Certain long-term incentive plans provide for the issuance of non-qualified incentive options to purchase a fixed number of common units of Enterprise Products Partners or Duncan Energy Partners.  When issued, the exercise price of each option award may be no less than the market price of the underlying security on the date of grant.  In general, options granted under the EPCO plans have a vesting period of four years and remain exercisable for five to ten years, as applicable, from the date of grant.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents unit option activity under the long-term incentive plans for the periods indicated:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Strike Price	Contractual	Intrinsic
	Units	(dollars/unit)	Term (in years)	Value (1)
Outstanding at December 31, 2009	3,825,920	$26.52
Granted (2)	755,000	$32.27
Exercised	(97,500)	$22.77
Outstanding at March 31, 2010	4,483,420	$27.57	4.6	$3.1
Options exercisable at March 31, 2010	350,000	$25.74	4.9	$3.1

(1)   Aggregate intrinsic value reflects fully vested unit options at the date indicated.
(2)   Aggregate grant date fair value of these unit options issued during 2010 was $2.2 million based on the following assumptions: (i) a grant date market price of Enterprise Products Partners’ common units of $32.27 per unit; (ii) expected life of options of 4.9 years; (iii) risk-free interest rate of 2.4%; (iv) expected distribution yield on Enterprise Products Partners’ common units of 6.9% and (v) expected unit price volatility on Enterprise Products Partners’ common units of 23.2%. An estimated forfeiture rate of 17% was applied to awards granted during 2010.

The following table presents additional information regarding our unit options for the periods indicated:

	For the Three Months Ended March 31,
	2010	2009
Total intrinsic value of option awards exercised during period	$0.9	$0.1
Cash received from EPCO in connection with the exercise of unit option awards	0.6	0.1
Option-related reimbursements to EPCO	0.9	0.1

On a gross basis, the total unrecognized compensation cost of such awards was $10.1 million at March 31, 2010, of which our share is currently estimated to be $9.5 million.  We expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.9 years.

Unit Appreciation Rights

UARs entitle a participant to receive a cash payment on the vesting date equal to the excess, if any, of the fair market value of the underlying security (determined as of a future vesting date) over the grant date fair value of the award.  UARs are accounted for as liability awards.  The following tables present additional information regarding our UARs for the periods indicated:

	UARs Issued by
	Enterprise Products Partners	Enterprise GP Holdings	Total
UARs at December 31, 2009	142,196	90,000	232,196
Settled or forfeited	(10,255)	--	(10,255)
UARs at March 31, 2010	131,941	90,000	221,941

	For the Three Months Ended March 31,
	2010	2009
Accrued liability for UARs, at end of period	$0.4	$0.2

At March 31, 2010, 131,941 UARs had been granted under the 2006 Plan to certain employees of EPCO who work on our behalf.  These awards are subject to five year cliff vesting requirements and are expected to settle in 2012.  The grant date fair value with respect to these UARs is based on a unit price of

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$37.00 for Enterprise Products Partners’ common units.  If the employee resigns prior to vesting, these UAR awards are forfeited.

The non-employee directors of DEP GP, the general partner of Duncan Energy Partners, have been granted UARs in the form of letter agreements.  These liability awards are not part of any established long-term incentive plan of EPCO, the Parent Company, Duncan Energy Partners or Enterprise Products Partners.  The compensation expense associated with these awards is recognized by DEP GP, which is our consolidated subsidiary.  At March 31, 2010, we had a total of 90,000 outstanding UARs granted to non-employee directors of DEP GP that cliff vest in 2012.  If a director resigns prior to vesting, his UAR awards are forfeited.  The grant date fair value with respect to these UARs is based on the Parent Company’s Unit price of $36.68.

Phantom Units

Certain of our long-term incentive plans provide for the issuance of phantom unit awards.  These awards are automatically redeemed for cash based on the fair value of the vested portion of phantom units at redemption dates in each award.  The fair value of each phantom unit award is equal to the closing market price of the underlying security on the redemption date.  Each participant is required to redeem their phantom units as they vest, which is typically three to four years from the date the award is granted.  Our phantom units are accounted for as liability awards.

The following tables present additional information regarding our phantom unit awards for the periods indicated:

Phantom units at December 31, 2009	14,927
Granted	6,200
Vested	(4,327)
Phantom units at March 31, 2010	16,800

	For the Three Months Ended March 31,
	2010	2009
Accrued liability for phantom unit awards, at end of period	$0.1	$0.4
Liabilities paid for phantom unit awards	0.1	0.8

The 3,472 phantom units outstanding under the TEPPCO 1999 Phantom Unit Retention Plan at December 31, 2009 vested in January 2010 and the plan was terminated.

Profits Interests Awards

As long-term incentive arrangements, EPCO has granted its key employees who perform services on behalf of us, EPCO and other affiliated companies, “profits interests” in the Employee Partnerships, all of which are private company affiliates of EPCO.

Profits interests awards entitle each holder to participate in the expected long-term appreciation in value of the equity securities owned by each Employee Partnership.  The Employee Partnerships own either units of the Parent Company or Enterprise Products Partners or a combination of both.  The profits interests awards are subject to customary forfeiture provisions.

The total unrecognized compensation cost of the profits interests awards was $52.7 million at March 31, 2010, of which our share is currently estimated to be $45.2 million.  We expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 5.9 years.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Derivative Instruments, Hedging Activities and Fair Value Measurements

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

▪
Variable cash flows of a forecasted transaction - In a cash flow hedge, the effective portion of the hedge is reported in other comprehensive income (loss) (“OCI”) and is reclassified into earnings when the forecasted transaction affects earnings.

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our interest rate derivative instruments outstanding at March 31, 2010, all of which were designated as hedging instruments under the derivative and hedging guidance of the Financial Accounting Standards Board (“FASB”):

	Number and Type of	Notional	Period of	Rate	Accounting
Hedged Transaction	Derivative Employed	Amount	Hedge	Swap	Treatment
Parent Company:
Variable-interest rate borrowings	2 floating-to-fixed swaps	$250.0	9/07 to 8/11	0.3% to 4.8%	Cash flow hedge
Enterprise Products Partners:
Senior Notes C	1 fixed-to-floating swap	$100.0	1/04 to 2/13	6.4% to 2.3%	Fair value hedge
Senior Notes G	3 fixed-to-floating swaps	$300.0	10/04 to 10/14	5.6% to 1.5%	Fair value hedge
Senior Notes P	7 fixed-to-floating swaps	$400.0	6/09 to 8/12	4.6% to 2.7%	Fair value hedge
Duncan Energy Partners:
Variable-rate borrowings	3 floating-to-fixed swaps	$175.0	9/07 to 9/10	0.3% to 4.6%	Cash flow hedge

Changes in the fair value of the interest rate swaps and the related hedged items in a fair value hedge were recorded on the balance sheet with the offset recorded as interest expense.  Cash flow hedges fix the interest rate paid on floating rate debt with the difference between the floating rate and fixed rate being recorded as an increase or decrease to interest expense.  This combined activity resulted in a decrease in interest expense of $1.4 million for the three months ended March 31, 2010 and an increase in interest expense of $4.7 million for the three months ended March 31, 2009.

The following table summarizes Enterprise Products Partners’ forward starting interest rate swaps outstanding at March 31, 2010, which hedge the underlying benchmark interest payments related to the forecasted issuances of debt:

	Number and Type of	Notional	Period of	Average Rate	Accounting
Hedged Transaction	Derivative Employed	Amount	Hedge	Locked	Treatment
Future debt offering	1 forward starting swap	$50.0	6/10 to 6/20	3.3%	Cash flow hedge
Future debt offering	3 forward starting swaps	$250.0	2/11 to 2/21	3.6%	Cash flow hedge
Future debt offering	6 forward starting swaps	$300.0	2/12 to 2/22	4.7%	Cash flow hedge

In April and May 2010, Enterprise Products Partners entered into four additional forward starting swaps each with a notional amount of $50.0 million.  The period hedged by these four forward starting swaps is February 2012 through February 2022.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commodity Derivative Instruments

The prices of natural gas, NGLs, crude oil, refined products and certain petrochemical products are subject to fluctuations in response to changes in supply and demand, market conditions and a variety of additional factors that are beyond our control.  In order to manage the price risk associated with certain exposures, we enter into commodity derivative instruments such as forwards, basis swaps, futures and options contracts.  The following table summarizes our commodity derivative instruments outstanding at March 31, 2010:

	Volume (1)		Accounting
Derivative Purpose	Current	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Enterprise Products Partners:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (“PTR”) (3)	26.5 Bcf	n/a	Cash flow hedge
Forecasted NGL sales (4)	6.3 MMBbls	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchases of NGLs	2.1 MMBbls	n/a	Cash flow hedge
NGLs inventory management	0.1 MMBbls	n/a	Cash flow hedge
Forecasted sales of octane enhancement products	3.2 MMBbls	0.4 MMBbls	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities	1.9 Bcf	1.2 Bcf	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products	11.1 MMBbls	0.5 MMBbls	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products	10.9 MMBbls	0.7 MMBbls	Cash flow hedge

Derivatives not designated as hedging instruments:
Enterprise Products Partners:
Natural gas risk management activities (5) (6)	315.4 Bcf	51.2 Bcf	Mark-to-market
NGL risk management activities (6)	0.4 MMBbls	n/a	Mark-to-market
Crude oil risk management activities (6)	9.4 MMBbls	n/a	Mark-to-market
Duncan Energy Partners:
Natural gas risk management activities (6)	1.4 Bcf	n/a	Mark-to-market
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
(4)   Excludes 6.1 million barrels (“MMBbls”) of additional hedges executed under contracts that have been designated as normal sales agreements under the FASB’s derivative and hedging guidance.  The combination of these volumes with the 6.3 MMBbls reflected as derivatives in the table above results in a total of 12.4 MMBbls of hedged forecasted NGL sales volumes, which corresponds to the 26.5 billion cubic feet (“Bcf”) of forecasted natural gas purchase volumes for PTR.
(5)   Current and long-term volumes include approximately 134.9 and 9.9 Bcf, respectively, of physical derivative instruments that are predominantly priced at an index plus a premium or minus a discount.
(6)   Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

Certain of our derivative instruments do not meet hedge accounting requirements; therefore, they are accounted for using mark-to-market accounting.

Our three predominant hedging strategies are hedging natural gas processing margins, hedging anticipated future sales of NGLs, refined products and crude oil associated with volumes held in inventory and hedging the fair value of natural gas in inventory.  The objective of our natural gas processing strategy is to hedge an amount of gross margin associated with the gas processing activities. We achieve this by using physical and financial instruments to lock in the prices of natural gas purchases used for PTR and related NGL sales.  This program consists of (i) the forward sale of a portion of our expected equity NGL

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

production at fixed prices through December 2010, achieved through the use of forward physical sales and commodity derivative instruments and (ii) the purchase of commodity derivative instruments with a notional amount determined by the amount of natural gas expected to be consumed as PTR in the production of such equity NGL production.  The objective of our NGL, refined products and crude oil sales hedging program is to hedge anticipated future sales of inventory by locking in the sales price through the use of forward physical sales and commodity derivative instruments.  The objective of our natural gas inventory hedging program is to hedge the fair value of natural gas currently held in inventory by locking in the sales price of the inventory through the use of commodity derivative instruments.

Foreign Currency Derivative Instruments

We are exposed to a nominal amount of foreign currency exchange risk in connection with our NGL and natural gas marketing activities in Canada.  As a result, we could be adversely affected by fluctuations in currency rates between the U.S. dollar and Canadian dollar.  In order to manage this risk, we may enter into foreign exchange purchase contracts to lock in the exchange rate.  Long-term transactions (more than two months) are accounted for as cash flow hedges.  Shorter term transactions are accounted for using mark-to-market accounting. At March 31, 2010, we did not have any foreign currency derivative instruments outstanding.

Credit-Risk Related Contingent Features in Derivative Instruments

 A limited number of our commodity derivative instruments include provisions related to credit ratings and/or adequate assurance clauses.  A credit rating provision provides for a counterparty to demand immediate full or partial payment to cover a net liability position upon the loss of a stipulated credit rating.  An adequate assurance clause provides for a counterparty to demand immediate full or partial payment to cover a net liability position should reasonable grounds for insecurity arise with respect to contractual performance by either party.  At March 31, 2010, the aggregate fair value of our over-the-counter derivative instruments in a net liability position was $5.8 million, all of which was subject to a credit rating contingent feature.  If Enterprise Products Partners’ credit ratings were downgraded to Ba2/BB, approximately $0.8 million would be payable as a margin deposit to the counterparties, and if Enterprise Products Partners’ credit ratings were downgraded to Ba3/BB- or below, approximately $5.8 million would be payable as a margin deposit to the counterparties.  Currently, no margin is required to be deposited.  The potential for derivatives with contingent features to enter a net liability position may change in the future as positions and prices fluctuate.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular Presentation of Fair Value Amounts, and Gains and Losses on
Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments
Interest rate derivatives	Other current assets	$44.5	Other current assets	$32.7	Other current liabilities	$17.1	Other current liabilities	$18.6
Interest rate derivatives	Other assets	19.7	Other assets	31.8	Other liabilities	3.3	Other liabilities	6.7
Total interest rate derivatives		64.2		64.5		20.4		25.3
Commodity derivatives	Other current assets	47.9	Other current assets	52.0	Other current liabilities	89.4	Other current liabilities	62.6
Commodity derivatives	Other assets	0.9	Other assets	0.5	Other liabilities	2.1	Other liabilities	1.8
Total commodity derivatives (1)		48.8		52.5		91.5		64.4
Foreign currency derivatives	Other current assets	--	Other current assets	0.2	Other current liabilities	--	Other current liabilities	--
Total derivatives designated
as hedging instruments		$113.0		$117.2		$111.9		$89.7

Derivatives not designated as hedging instruments
Commodity derivatives	Other current assets	$43.0	Other current assets	$28.9	Other current liabilities	$38.4	Other current liabilities	$24.9
Commodity derivatives	Other assets	3.4	Other assets	2.0	Other liabilities	10.3	Other liabilities	2.7
Total commodity derivatives		46.4		30.9		48.7		27.6
Total derivatives not designated
as hedging instruments		$46.4		$30.9		$48.7		$27.6

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value		Gain/(Loss) Recognized in
Hedging Relationships	Location	Income on Derivative
		For the Three Months
		Ended March 31,
		2010	2009
Interest rate derivatives	Interest expense	$7.4	$(1.3)
Commodity derivatives	Revenue	(1.8)	0.3
Total		$5.6	$(1.0)

Derivatives in Fair Value		Gain/(Loss) Recognized in
Hedging Relationships	Location	Income on Hedged Item
		For the Three Months
		Ended March 31,
		2010	2009
Interest rate derivatives	Interest expense	$(7.4)	$1.3
Commodity derivatives	Revenue	1.9	0.1
Total		$(5.5)	$1.4

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Change in Value
	Recognized in OCI on
Derivatives in Cash Flow	Derivative
Hedging Relationships	(Effective Portion)
	For the Three Months
	Ended March 31,
	2010	2009
Interest rate derivatives	$(7.5)	$(1.2)
Commodity derivatives – Revenue	(7.1)	(10.0)
Commodity derivatives – Operating costs and expenses	(51.8)	(52.0)
Foreign currency derivatives	(0.1)	(10.6)
Total	$(66.5)	$(73.8)

		Amount of Gain/(Loss)
	Location of Gain/(Loss)	Reclassified from AOCI
Derivatives in Cash Flow	Reclassified from AOCI	into Income
Hedging Relationships	into Income (Effective Portion)	(Effective Portion)
		For the Three Months
		Ended March 31,
		2010	2009
Interest rate derivatives	Interest expense	$(6.1)	$(6.4)
Commodity derivatives	Revenue	(15.8)	15.3
Commodity derivatives	Operating costs and expenses	(0.7)	(47.5)
Foreign currency derivatives	Other income	0.3	--
Total		$(22.3)	$(38.6)

	Location of Loss	Amount of Loss
	Recognized in Income	Recognized in Income on
Derivatives in Cash Flow	on Ineffective Portion	Ineffective Portion of
Hedging Relationships	of Derivative	Derivative
		For the Three Months
		Ended March 31,
		2010	2009
Commodity derivatives	Operating costs and expenses	$(0.6)	$(1.1)
Total		$(0.6)	$(1.1)

Over the next twelve months, we expect to reclassify $19.8 million of accumulated other comprehensive income (loss) (“AOCI”) attributable to interest rate derivative instruments into earnings as an increase to interest expense.  Likewise, we expect to reclassify $40.8 million of accumulated other comprehensive loss attributable to commodity derivative instruments into earnings, $17.5 million as an increase in operating costs and expenses and $23.3 million as a decrease in revenues.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

	Gain/(Loss) Recognized in
Derivatives Not Designated	Income on Derivative
Hedging Instruments	Amount		Location
	For the Three Months
	Ended March 31,
	2010	2009
Commodity derivatives	$3.9	$24.3	Revenue
Commodity derivatives	(1.5)	--	Operating costs and expenses
Foreign currency derivatives	--	(0.1)	Other, net
Total	$2.4	$24.2

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

▪
Level 2 fair values are based on pricing inputs other than quoted prices in active markets (as reflected in Level 1 fair values) and are either directly or indirectly observable as of the measurement date.  Level 2 fair values include instruments that are valued using financial models or other appropriate valuation methodologies.  Such financial models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, the time value of money, volatility factors, current market and contractual prices for the underlying instruments and other relevant economic measures.  Substantially all of these assumptions are: (i) observable in the marketplace throughout the full term of the instrument, (ii) can be derived from observable data or (iii) are validated by inputs other than quoted prices (e.g., interest rate and yield curves at commonly quoted intervals).  Our Level 2 fair values consist of commodity derivative instruments such as forwards, swaps and other instruments transacted on an exchange or over the counter and interest rate derivative instruments.  The fair values of these derivatives are based on observable price quotes for similar products and locations.  The value of our interest rate derivatives are valued by using appropriate financial models with the implied forward London Interbank Offered Rate yield curve for the same period as the future interest swap settlements.

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

with a range of two to 12 months in term.  We rely on price quotes from reputable brokers in the marketplace who publish price quotes on certain products.  Whenever possible, we compare these prices to other reputable brokers for the same product in the same market.  These prices, combined with our forward transactions, are used in our model to determine the fair value of such instruments.

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities measured on a recurring basis at March 31, 2010.  These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value assets and liabilities, in addition to their placement within the fair value hierarchy levels.  There were no significant transfers between levels during the three months ended March 31, 2010.

	At March 31, 2010
	Level 1	Level 2	Level 3	Total
Financial assets:
Interest rate derivative instruments	$--	$64.2	$--	$64.2
Commodity derivative instruments	30.2	33.8	31.2	95.2
Total	$30.2	$98.0	$31.2	$159.4

Financial liabilities:
Interest rate derivative instruments	$--	$20.4	$--	$20.4
Commodity derivative instruments	64.8	41.6	33.8	140.2
Total	$64.8	$62.0	$33.8	$160.6

The following table sets forth a reconciliation of changes in the fair value of our Level 3 financial assets and liabilities for the periods indicated:

	For the Three Months
	Ended March 31,
	2010	2009
Balance, January 1	$5.7	$32.4
Total gains (losses) included in:
Net income (1)	(3.6)	12.9
Other comprehensive income (loss)	(8.3)	1.5
Purchases, issuances, settlements - net	3.6	(12.3)
Balance, March 31	$(2.6)	$34.5

(1) There were $0.5 million of unrealized gains and $0.2 million of unrealized losses included in these amounts for the three months ended March 31, 2010 and 2009, respectively.

Nonfinancial Assets and Liabilities

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).  The following table presents the estimated fair value of certain assets carried on our Unaudited Condensed Consolidated Balance Sheet by caption for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2010:

	Level 3	Impairment Charges
Property, plant and equipment	$--	$1.5

Using appropriate valuation techniques, we adjusted the carrying value of certain of our Onshore Natural Gas Pipelines & Services segment assets and recorded, in operating costs and expenses, non-cash impairment charges of $1.5 million during the three months ended March 31, 2010.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Inventories

Our inventory amounts were as follows at the dates indicated:

	March 31,	December 31,
	2010	2009
Working inventory (1)	$702.8	$466.4
Forward sales inventory (2)	288.1	245.5
Total inventory	$990.9	$711.9

(1)   Working inventory is comprised of inventories of natural gas, NGLs, crude oil, refined products, lubrication oils and certain petrochemical products that are either available-for-sale or used in the provision for services.
(2)   Forward sales inventory consists of identified natural gas, NGL, refined product and crude oil volumes dedicated to the fulfillment of forward sales contracts.

In those instances where we take ownership of inventory volumes through percent-of-liquids contracts and similar arrangements (as opposed to actually purchasing volumes for cash from third parties), these volumes are valued at market-based prices during the month in which they are acquired.

The following table summarizes our cost of sales and lower of cost or market (“LCM”) adjustment amounts for the periods indicated:

	For the Three Months Ended March 31,
	2010	2009
Cost of sales (1)	$7,342.3	$3,817.9
LCM adjustments	5.7	4.3
(1)   Cost of sales is included in “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations. The fluctuation in this amount quarter-to-quarter is primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Property, Plant and Equipment

Our property, plant and equipment values and accumulated depreciation balances were as follows at the dates indicated:

	Estimated
	Useful Life	March 31,	December 31,
	in Years	2010	2009
Plants and pipelines (1)	3-45 (5)	$18,077.8	$17,681.9
Underground and other storage facilities (2)	5-40 (6)	1,294.6	1,280.5
Platforms and facilities (3)	20-31	637.6	637.6
Transportation equipment (4)	3-10	61.2	60.1
Marine vessels	15-30	559.0	559.4
Land		82.9	82.9
Construction in progress		1,021.8	1,207.2
Total		21,734.9	21,509.6
Less accumulated depreciation		3,999.6	3,820.4
Property, plant and equipment, net		$17,735.3	$17,689.2

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

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months
	Ended March 31,
	2010	2009
Depreciation expense (1)	$180.3	$158.6
Capitalized interest (2)	10.5	17.4
(1)   Depreciation expense is a component of “Costs and expenses” as presented in our Unaudited Condensed Statements of Consolidated Operations.
(2)   Capitalized interest increases the carrying value of the associated asset and reduces interest expense during the period it is recorded.

Asset Retirement Obligations

We have recorded asset retirement obligations (“AROs”) related to legal requirements to perform retirement activities as specified in contractual arrangements and/or governmental regulations.  In general, our AROs primarily result from (i) right-of-way agreements associated with our pipeline operations, (ii) leases of plant sites and (iii) regulatory requirements triggered by the abandonment or retirement of certain underground storage assets and offshore facilities.  In addition, our AROs may result from the renovation or demolition of certain assets containing hazardous substances such as asbestos.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information regarding our AROs since December 31, 2009:

ARO liability balance, December 31, 2009	$54.8
Revisions in estimated cash flows	4.2
Accretion expense	1.0
ARO liability balance, March 31, 2010	$60.0

Property, plant and equipment at March 31, 2010 and December 31, 2009 includes $27.8 million and $26.7 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.  The following table presents forecasted accretion expense associated with our AROs for the periods indicated:

Remainder of
2010	2011	2012	2013	2014
$2.8	$3.7	$4.0	$4.3	$4.7

Certain of our unconsolidated affiliates have AROs recorded at March 31, 2010 and December 31, 2009 relating to contractual agreements and regulatory requirements.  These amounts were immaterial to our financial statements.

Note 7.  Investments in Unconsolidated Affiliates

We own interests in a number of related businesses that are accounted for using the equity method of accounting.  We group our investments in unconsolidated affiliates according to the business segment to which they relate (see Note 11 for a general discussion of our business segments).  The following table shows our ownership interest and investments in unconsolidated affiliates by business segment at the dates indicated:

	Ownership
	Interest at
	March 31,	March 31,	December 31,
	2010	2010	2009
NGL Pipelines & Services:
Venice Energy Service Company, L.L.C.	13.1%	$31.6	$32.6
K/D/S Promix, L.L.C. (“Promix”)	50%	50.1	48.9
Baton Rouge Fractionators LLC	32.2%	22.5	22.2
Skelly-Belvieu Pipeline Company, L.L.C.	50%	34.5	37.9
Onshore Natural Gas Pipelines & Services:
Evangeline (1)	49.5%	5.8	5.6
White River Hub, LLC	50%	26.6	26.4
Onshore Crude Oil Pipelines & Services:
Seaway Crude Pipeline Company (“Seaway”)	50%	177.2	178.5
Offshore Pipelines & Services:
Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”)	36%	61.0	61.7
Cameron Highway Oil Pipeline Company (“Cameron Highway”)	50%	237.5	239.6
Deepwater Gateway, L.L.C.	50%	100.7	101.8
Neptune Pipeline Company, L.L.C.	25.7%	55.6	53.8
Petrochemical & Refined Products Services:
Baton Rouge Propylene Concentrator, LLC	30%	11.1	11.1
Centennial Pipeline LLC (“Centennial”)	50%	65.6	66.7
Other (2)	Various	3.7	3.8
Other Investments:
Energy Transfer Equity	17.5%	1,504.0	1,513.5
LE GP	40.6%	12.0	12.1
Total		$2,399.5	$2,416.2

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On occasion, the price we pay to acquire an ownership interest in a company exceeds the underlying book value of the capital accounts we acquire.  Such excess cost amounts are included within the carrying values of our investments in unconsolidated affiliates.  The following table summarizes the unamortized excess cost amounts by business segment at the dates indicated:

	March 31,	December 31,
	2010	2009
NGL Pipelines & Services	$26.4	$27.1
Onshore Crude Oil Pipelines & Services	20.2	20.4
Offshore Pipelines & Services	17.0	17.3
Petrochemical & Refined Products Services	3.3	4.0
Other Investments (1)	1,563.8	1,573.0
Total	$1,630.7	$1,641.8

(1)   The Parent Company’s initial investment in Energy Transfer Equity and LE GP exceeded its share of the historical cost of the underlying net assets of such investees by $1.67 billion. At March 31, 2010, this basis differential decreased to $1.56 billion (after taking into account related amortization amounts) and consisted of the following: $508.3 million attributed to fixed assets; $513.5 million attributed to the IDRs (an indefinite-life intangible asset) held by Energy Transfer Equity in the cash flows of ETP; $206.2 million attributed to amortizable intangible assets and $335.8 million attributed to equity method goodwill.

We amortize such excess cost amounts as a reduction in equity earnings in a manner similar to depreciation.  The following table presents our amortization of such excess cost amounts by business segment for the periods indicated:

	For the Three Months
	Ended March 31,
	2010	2009
NGL Pipelines & Services	$0.2	$0.2
Onshore Crude Oil Pipelines & Services	0.2	0.2
Offshore Pipelines & Services	0.3	0.3
Petrochemical & Refined Products Services	0.7	1.3
Other Investments	9.2	9.2
Total	$10.6	$11.2

The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months
	Ended March 31,
	2010	2009
NGL Pipelines & Services	$3.3	$1.2
Onshore Natural Gas Pipelines & Services	1.3	1.1
Onshore Crude Oil Pipelines & Services	2.3	3.3
Offshore Pipelines & Services	11.8	4.7
Petrochemical & Refined Products Services	(2.7)	(2.9)
Other Investments	10.6	17.5
Total	$26.6	$24.9

NGL Pipelines & Services

At March 31, 2010, our investees included in our NGL Pipelines & Services segment owned: (i) a natural gas processing facility and related assets located in south Louisiana, (ii) an NGL fractionation facility and related storage and pipeline assets located in south Louisiana, (iii) an NGL fractionation facility located in south Louisiana and (iv) a 572-mile pipeline that transports mixed NGLs to markets in southeast Texas.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Onshore Natural Gas Pipelines & Services

At March 31, 2010, our investees included in our Onshore Natural Gas Pipelines & Services segment owned: (i) a natural gas pipeline located in south Louisiana and (ii) a natural gas hub located in northwest Colorado.

Onshore Crude Oil Pipelines & Services

At March 31, 2010, our investee included in our Onshore Crude Oil Pipelines & Services segment owned a pipeline that transports crude oil from a marine terminal located in Freeport, Texas, to Cushing, Oklahoma, and from a marine terminal located in Texas City, Texas, to refineries in the Texas City and Houston, Texas areas.

Offshore Pipelines & Services

At March 31, 2010, our investees included in our Offshore Pipelines & Services segment owned:  (i) a crude oil pipeline that gathers production from the outer continental shelf and deepwater areas of the Gulf of Mexico for delivery to onshore locations in south Louisiana, (ii) a crude oil pipeline that gathers production from deepwater areas of the Gulf of Mexico, primarily the South Green Canyon area, for delivery to refineries and terminals in southeast Texas, (iii) a crude oil and natural gas platform that processes production from the Marco Polo, K2, K2 North and Genghis Khan fields located in the South Green Canyon area of the Gulf of Mexico and (iv) natural gas pipeline systems located in the Gulf of Mexico.

Petrochemical & Refined Products Services

At March 31, 2010, our investees included in our Petrochemical & Refined Products Services segment owned: (i) a propylene fractionation facility located in south Louisiana, (ii) a propylene pipeline extending from Mont Belvieu, Texas to La Porte, Texas and (iii) an interstate refined products pipeline extending from the upper Texas Gulf Coast to central Illinois that effectively loops our refined products pipeline system providing incremental transportation capacity into Mid-continent markets.

Other Investments

This segment reflects our non-controlling ownership interests in Energy Transfer Equity and its general partner, LE GP.  At March 31, 2010, the Parent Company owned 38,976,090 common units of Energy Transfer Equity and approximately 40.6% of the membership interests of LE GP.

Summarized Income Statement Information of Unconsolidated Affiliates

The following table presents unaudited income statement information for our current unconsolidated affiliates, aggregated by business segment, for the periods indicated (on a 100% basis):

	Summarized Income Statement Information for the Three Months Ended
	March 31, 2010			March 31, 2009
		Operating	Net		Operating	Net
	Revenues	Income	Income (Loss)	Revenues	Income	Income
NGL Pipelines & Services	$74.8	$13.1	$13.0	$55.6	$5.0	$5.1
Onshore Natural Gas Pipelines & Services	42.3	2.5	2.4	38.3	2.1	2.2
Onshore Crude Oil Pipelines & Services	18.5	7.3	7.3	19.7	8.7	8.7
Offshore Pipelines & Services	55.0	29.2	28.7	29.4	1.1	0.5
Petrochemical & Refined Products Services	8.6	0.6	(0.3)	14.9	3.7	1.0
Other Investments (1)	1,872.0	338.9	112.8	1,630.0	356.1	151.5
(1) Net income for Energy Transfer Equity represents net income attributable to the partners of Energy Transfer Equity.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by segment at the dates indicated:

	March 31, 2010			December 31, 2009
	Gross	Accum.	Carrying	Gross	Accum.	Carrying
	Value	Amort.	Value	Value	Amort.	Value
NGL Pipelines & Services:
Customer relationship intangibles	$237.4	$(90.6)	$146.8	$237.4	$(86.5)	$150.9
Contract-based intangibles	321.4	(161.9)	159.5	321.4	(156.7)	164.7
Segment total	558.8	(252.5)	306.3	558.8	(243.2)	315.6
Onshore Natural Gas Pipelines & Services:
Customer relationship intangibles	372.0	(129.3)	242.7	372.0	(124.3)	247.7
Contract-based intangibles	565.3	(295.0)	270.3	565.3	(285.8)	279.5
Segment total	937.3	(424.3)	513.0	937.3	(410.1)	527.2
Onshore Crude Oil Pipelines & Services:
Contract-based intangibles	10.0	(3.6)	6.4	10.0	(3.5)	6.5
Segment total	10.0	(3.6)	6.4	10.0	(3.5)	6.5
Offshore Pipelines & Services:
Customer relationship intangibles	205.8	(108.6)	97.2	205.8	(105.3)	100.5
Contract-based intangibles	1.2	(0.3)	0.9	1.2	(0.2)	1.0
Segment total	207.0	(108.9)	98.1	207.0	(105.5)	101.5
Petrochemical & Refined Products Services:
Customer relationship intangibles	104.6	(20.1)	84.5	104.6	(18.8)	85.8
Contract-based intangibles	42.1	(15.2)	26.9	42.1	(13.9)	28.2
Segment total	146.7	(35.3)	111.4	146.7	(32.7)	114.0
Total all segments	$1,859.8	$(824.6)	$1,035.2	$1,859.8	$(795.0)	$1,064.8

The following table presents the amortization expense of our intangible assets by segment for the periods indicated:

	For the Three Months
	Ended March 31,
	2010	2009
NGL Pipelines & Services	$9.3	$9.8
Onshore Natural Gas Pipelines & Services	14.2	14.6
Onshore Crude Oil Pipelines & Services	0.1	0.1
Offshore Pipelines & Services	3.4	3.9
Petrochemical & Refined Products Services	2.6	2.7
Total	$29.6	$31.1

The following table presents forecasted amortization expense associated with existing intangible assets for the years presented:

Remainder of
2010	2011	2012	2013	2014
$85.1	$105.7	$70.0	$81.9	$76.5

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

Customer relationship intangible assets.  Customer relationship intangible assets represent the estimated economic value assigned to certain relationships acquired in connection with business combinations and asset purchases whereby (i) we acquired information about or access to customers and now have regular contact with them and (ii) the customers now have the ability to make direct contact with

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

us.  Customer relationships may arise from contractual arrangements (such as supplier contracts and service contracts) and through means other than contracts, such as through regular contact by sales or service representatives.  At March 31, 2010, the carrying value of our customer relationship intangible assets was $571.2 million.

Effective January 1, 2010, upon review of the amortization rate estimates established for our Val Verde customer relationship intangible assets, management reduced the amortization period to a gross life of 20 years through 2021.  This change in estimate did not result in a material decrease in net income or earnings per unit for the three months ended March 31, 2010.

Contract-based intangible assets.  Contract-based intangible assets represent specific commercial rights we acquired in connection with business combinations or asset purchases.  At March 31, 2010, the carrying value of our contract-based intangible assets was $464.0 million.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  Goodwill is not amortized; however, it is subject to annual impairment testing at the end of each fiscal year.

Our goodwill impairment testing involves the determination of the fair value of a reporting unit, which is predicated based on our assumptions regarding the future economic prospects of the reporting unit.  Such assumptions include (i) discrete financial forecasts for the assets contained within the reporting unit, which rely on management’s estimates of operating margins and transportation volumes; (ii) long-term growth rates for cash flows beyond the discrete forecast period; and (iii) appropriate discount rates.  Based on our most recent goodwill impairment testing, each reporting unit’s fair value was substantially in excess (a minimum of 10%) of its carrying value.

There have been no changes in our goodwill amounts since those reported in our 2009 Form 10-K.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Debt Obligations

Our consolidated debt obligations consisted of the following at the dates indicated:

	March 31,	December 31,
	2010	2009
Parent Company debt obligations:
EPE Revolver, variable-rate, due August 2012	$135.2	$123.5
$125.0 million Term Loan A, variable rate, due August 2012	125.0	125.0
$850.0 million Term Loan B, variable rate, due November 2014 (1)	833.0	833.0
EPO senior debt obligations:
Multi-Year Revolving Credit Facility, variable-rate, due November 2012	--	195.5
Pascagoula MBFC Loan, 8.70% fixed-rate, due March 2010	--	54.0
Petal GO Zone Bonds, variable-rate, due August 2034	57.5	57.5
Senior Notes B, 7.50% fixed-rate, due February 2011 (1)	450.0	450.0
Senior Notes C, 6.375% fixed-rate, due February 2013	350.0	350.0
Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
Senior Notes G, 5.60% fixed-rate, due October 2014	650.0	650.0
Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
Senior Notes I, 5.00% fixed-rate, due March 2015	250.0	250.0
Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
Senior Notes K, 4.95% fixed-rate, due June 2010 (1)	500.0	500.0
Senior Notes L, 6.30% fixed-rate, due September 2017	800.0	800.0
Senior Notes M, 5.65% fixed-rate, due April 2013	400.0	400.0
Senior Notes N, 6.50% fixed-rate, due January 2019	700.0	700.0
Senior Notes O, 9.75% fixed-rate, due January 2014	500.0	500.0
Senior Notes P, 4.60% fixed-rate, due August 2012	500.0	500.0
Senior Notes Q, 5.25% fixed-rate, due January 2020	500.0	500.0
Senior Notes R, 6.125% fixed-rate, due October 2039	600.0	600.0
Senior Notes S, 7.625% fixed-rate, due February 2012	490.5	490.5
Senior Notes T, 6.125% fixed-rate, due February 2013	182.5	182.5
Senior Notes U, 5.90% fixed-rate, due April 2013	237.6	237.6
Senior Notes V, 6.65% fixed-rate, due April 2018	349.7	349.7
Senior Notes W, 7.55% fixed-rate, due April 2038	399.6	399.6
TEPPCO senior debt obligations:
TEPPCO Senior Notes	40.1	40.1
Duncan Energy Partners’ debt obligations:
DEP Revolving Credit Facility, variable-rate, due February 2011 (2)	175.0	175.0
DEP Term Loan, variable-rate, due December 2011	282.3	282.3
Total principal amount of senior debt obligations	10,608.0	10,845.8
EPO Junior Subordinated Notes A, fixed/variable-rate, due August 2066	550.0	550.0
EPO Junior Subordinated Notes B, fixed/variable-rate, due January 2068	682.7	682.7
EPO Junior Subordinated Notes C, fixed/variable-rate, due June 2067	285.8	285.8
TEPPCO Junior Subordinated Notes, fixed/variable-rate, due June 2067	14.2	14.2
Total principal amount of senior and junior debt obligations	12,140.7	12,378.5
Other, non-principal amounts:
Change in fair value of debt-related derivative instruments (see Note 4)	41.2	44.4
Unamortized discounts, net of premiums	(18.4)	(18.7)
Unamortized deferred net gains related to terminated interest rate swaps (see Note 4)	20.4	23.7
Total other, non-principal amounts	43.2	49.4
Less current maturities of debt (2)	(175.0)	--
Total long-term debt	$12,008.9	$12,427.9

(1)   Long-term and current maturities of debt reflect the classification of such obligations at March 31, 2010. With respect to an $8.5 million current maturity due under Term Loan B, the Parent Company has the ability to use available long-term credit capacity under the EPE Revolver to fund repayment of this amount. In addition, EPO has the ability to use available long-term borrowing capacity under its Multi-Year Revolving Credit Facility to satisfy the current maturities of Senior Notes B and K.
(2)   Reflects Duncan Energy Partners’ classification of debt at March 31, 2010.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Letters of Credit

At March 31, 2010, EPO had a $58.3 million letter of credit outstanding related to its Petal GO Zone Bonds.  This letter of credit facility does not reduce the amount available for borrowing under EPO’s credit facilities.

Subsidiary Guarantor Relationships

Enterprise Products Partners acts as guarantor of the consolidated debt obligations of EPO with the exception of the DEP Revolving Credit Facility, the DEP Term Loan and TEPPCO’s debt obligations.  If EPO were to default on any of its guaranteed debt, Enterprise Products Partners L.P. would be responsible for full repayment of that obligation.

The borrowings of Duncan Energy Partners are presented as part of Enterprise Products Partners’ consolidated debt.  However, neither Enterprise Products Partners nor EPO have any obligation for the payment of interest or repayment of borrowings incurred by Duncan Energy Partners.

Debt Obligations

The Parent Company consolidates the debt obligations of Enterprise Products Partners; however, the Parent Company does not have the obligation to make interest or debt payments with respect to such consolidated debt obligations.

Apart from that discussed below, there have been no significant changes in the terms of our consolidated debt obligations since those reported in our 2009 Form 10-K.

Pascagoula MBFC Loan.  This loan, from the Mississippi Business Finance Corporation (“MBFC”), matured on March 1, 2010 and was repaid.

Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at March 31, 2010.

Information Regarding Variable Interest Rates Paid

The following table shows the range of interest rates and weighted-average interest rate paid on our consolidated variable-rate debt obligations during the three months ended March 31, 2010:

	Range of	Weighted-Average
	Interest Rates	Interest Rate
	Paid	Paid
EPE Revolver	1.23% to 3.25%	1.23%
EPE Term Loan A	1.23% to 1.24%	1.23%
EPE Term Loan B	2.48% to 2.53%	2.49%
EPO Multi-Year Revolving Credit Facility	0.73% to 3.25%	0.75%
DEP Revolving Credit Facility	0.80% to 0.86%	0.83%
DEP Term Loan	0.93%	0.93%
Petal GO Zone Bonds	0.12% to 0.29%	0.18%

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Debt Maturity Table

The following table presents contractually scheduled maturities of our consolidated debt obligations for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
		Remainder of					After
	Total	2010	2011	2012	2013	2014	2014
Revolving Credit Facilities	$310.2	$--	$175.0	$135.2	$--	$--	$--
Senior Notes	9,000.0	500.0	450.0	1,000.0	1,200.0	1,150.0	4,700.0
Term Loans	1,240.3	8.5	290.8	133.5	8.5	799.0	--
Junior Subordinated Notes	1,532.7	--	--	--	--	--	1,532.7
Other	57.5	--	--	--	--	--	57.5
Total	$12,140.7	$508.5	$915.8	$1,268.7	$1,208.5	$1,949.0	$6,290.2

Long-term and current maturities of debt reflect the classification of such obligations at March 31, 2010.  With respect to the $8.5 million due under Term Loan B, the Parent Company has the ability to use available long-term credit capacity under the EPE Revolver to fund repayment of this amount.  In addition, EPO has the ability to use available long-term borrowing capacity under its Multi-Year Revolving Credit Facility to satisfy the current maturities of Senior Notes B ($450.0 million due in February 2011) and K ($500.0 million due in June 2010).

Debt Obligations of Unconsolidated Affiliates

We have three unconsolidated affiliates with long-term debt obligations.  The following table shows (i) our ownership interest in each entity at March 31, 2010, (ii) the total debt of each unconsolidated affiliate at March 31, 2010 (on a 100% basis to the unconsolidated affiliate) and (iii) the corresponding scheduled maturities of such debt.

			Scheduled Maturities of Debt
	Ownership		Remainder of					After
	Interest	Total	2010	2011	2012	2013	2014	2014
Poseidon	36%	$92.0	$--	$92.0	$--	$--	$--	$--
Evangeline	49.5%	10.7	3.2	7.5	--	--	--	--
Centennial	50%	117.7	6.8	9.0	8.9	8.6	8.6	75.8
Total		$220.4	$10.0	$108.5	$8.9	$8.6	$8.6	$75.8

The credit agreements of these unconsolidated affiliates include customary covenants, including financial covenants.  These businesses were in compliance with such financial covenants at March 31, 2010.  The credit agreements of these unconsolidated affiliates restrict their ability to pay cash dividends or distributions if a default or an event of default (as defined in each credit agreement) has occurred and is continuing at the time such dividend or distribution is scheduled to be paid.

There have been no significant changes in the terms of the debt obligations of our unconsolidated affiliates since those reported in our 2009 Form 10-K.

Note 10.  Equity and Distributions

Our Units represent limited partner interests, which give holders thereof the right to participate in distributions and to exercise the other rights or privileges available to them under our First Amended and Restated Agreement of Limited Partnership (as amended from time to time, the “Partnership Agreement”).

In accordance with the Partnership Agreement, capital accounts are maintained for our general partner and limited partners.  The capital account provisions of the Partnership Agreement incorporate principles established for U.S. Federal income tax purposes and are not comparable to GAAP-based equity

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amounts presented in our consolidated financial statements.  Earnings and cash distributions are allocated to holders of our Units in accordance with their respective percentage interests.

Registration Statement

The Parent Company has a universal shelf registration statement on file with the SEC that allows it to issue an unlimited amount of debt and equity securities for general partnership purposes.  As of March 31, 2010, the Parent Company had not issued any securities under its universal shelf registration statement.

Unit History

The following table summarizes changes in our outstanding Units since December 31, 2009:

Balance, December 31, 2009	139,191,640
Restricted units granted and immediately vested	2,991
Balance, March 31, 2010	139,194,631

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

Cash Distribution History
	Distribution	Record	Payment
	per Unit	Date	Date
2008
1st Quarter	$ 0.425	Apr. 30, 2008	May 8, 2008
2nd Quarter	$ 0.440	Jul. 31, 2008	Aug. 8, 2008
3rd Quarter	$ 0.455	Oct. 31, 2008	Nov. 13, 2008
4th Quarter	$ 0.470	Jan. 30, 2009	Feb. 10, 2009
2009
1st Quarter	$ 0.485	Apr. 30, 2009	May 11, 2009
2nd Quarter	$ 0.500	Jul. 31, 2009	Aug. 10, 2009
3rd Quarter	$ 0.515	Oct. 30, 2009	Nov. 6, 2009
4th Quarter	$ 0.530	Jan. 29, 2010	Feb. 5, 2010
2010
1st Quarter	$ 0.545	Apr. 30, 2010	May 7, 2010

Accumulated Other Comprehensive Income (Loss)

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of AOCI at the dates indicated:

	March 31,	December 31,
	2010	2009
Commodity derivative instruments (1)	$(41.9)	$0.5
Interest rate derivative instruments (1)	(29.0)	(27.6)
Foreign currency derivative instruments (1)	--	0.4
Foreign currency translation adjustment (2)	1.4	0.8
Pension and postretirement benefit plans	(1.7)	(0.8)
Proportionate share of other comprehensive loss of
unconsolidated affiliates, primarily Energy Transfer Equity	(10.2)	(11.2)
Subtotal	(81.4)	(37.9)
Amount attributable to noncontrolling interest	47.6	4.6
Total AOCI in partners’ equity	$(33.8)	$(33.3)

(1) See Note 4 for additional information regarding these components of AOCI. (2) Relates to transactions of Enterprise Products Partners’ Canadian NGL marketing subsidiary.

Noncontrolling Interest

Prior to the completion of the TEPPCO Merger, effective October 26, 2009, we accounted for the former owners’ interest in TEPPCO and TEPPCO GP as noncontrolling interest.  Under this method of presentation, all pre-merger revenues and expenses of TEPPCO and TEPPCO GP are included in net income, and the former owners’ share of the income of TEPPCO and TEPPCO GP is allocated to net income attributable to noncontrolling interest.  In addition, the former owners’ share of the net assets of TEPPCO and TEPPCO GP are presented as noncontrolling interest, a component of equity, on our Unaudited Condensed Consolidated Balance Sheets.

The following table presents the components of noncontrolling interest as presented on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	March 31,	December 31,
	2010	2009
Limited partners of Enterprise Products Partners:
Third-party owners of Enterprise Products Partners (1)	$7,353.8	$7,001.6
Related party owners of Enterprise Products Partners (2)	1,048.3	1,003.6
Limited partners of Duncan Energy Partners:
Third-party owners of Duncan Energy Partners (1)	412.7	414.3
Related party owners of Duncan Energy Partners (2)	1.7	1.7
Joint venture partners (3)	118.0	117.4
AOCI attributable to noncontrolling interest	(47.6)	(4.6)
Total	$8,886.9	$8,534.0

(1)   Consists of non-affiliate public unitholders of Enterprise Products Partners and Duncan Energy Partners.
(2)   Consists of unitholders of Enterprise Products Partners and Duncan Energy Partners that are related party affiliates of the Parent Company. This group is primarily comprised of EPCO and certain of its private company consolidated subsidiaries.
(3)   Represents third-party ownership interests in joint ventures that we consolidate, including Seminole Pipeline Company, Tri-States Pipeline L.L.C., Independence Hub LLC, Rio Grande Pipeline, LLC and Wilprise Pipeline Company LLC.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of net income attributable to noncontrolling interest as presented on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

	For the Three Months
	Ended March 31,
	2010	2009
Limited partners of Enterprise Products Partners	$306.5	$180.7
Limited partners of Duncan Energy Partners	8.7	5.1
Former owners of TEPPCO	--	62.2
Joint venture partners	7.3	6.8
Total	$322.5	$254.8

The following table presents cash distributions paid to and cash contributions received from noncontrolling interests as presented on our Unaudited Condensed Statements of Consolidated Cash Flows and Unaudited Condensed Statements of Consolidated Equity for the periods indicated:

	For the Three Months
	Ended March 31,
	2010	2009
Cash distributions paid to noncontrolling interest:
Limited partners of Enterprise Products Partners	$334.5	$232.4
Limited partners of Duncan Energy Partners	10.6	6.4
Limited partners of TEPPCO	--	72.7
Joint venture partners	6.8	7.7
Total cash distributions paid to noncontrolling interest	$351.9	$319.2
Cash contributions from noncontrolling interest:
Limited partners of Enterprise Products Partners	$417.1	$304.6
Limited partners of Duncan Energy Partners	0.2	--
Limited partners of TEPPCO	--	1.6
Joint venture partners	--	(2.2)
Total cash contributions from noncontrolling interest	$417.3	$304.0

Cash distributions paid to the limited partners of Enterprise Products Partners, Duncan Energy Partners and TEPPCO (prior to the completion of the TEPPCO Merger on October 26, 2009) primarily represent the quarterly cash distributions paid by these entities to their unitholders, excluding those paid to the Parent Company.

Cash contributions received from the limited partners of Enterprise Products Partners, Duncan Energy Partners and TEPPCO (prior to the completion of the TEPPCO Merger on October 26, 2009)  primarily represent net cash proceeds each entity received from unit offerings and distribution reinvestment plans, excluding those received from the Parent Company.  During the three months ended March 31, 2010, Enterprise Products Partners issued an aggregate of 13,759,584 of its common units, which generated net cash proceeds of approximately $428.3 million.  During the three months ended March 31, 2009, Enterprise Products Partners issued an aggregate of 14,269,163 of its common units, which generated net cash proceeds of approximately $304.5 million.

Note 11.  Business Segments

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table shows our measurement of total segment gross operating margin for the periods indicated:

		For the Three Months
		Ended March 31,
		2010	2009
Revenues		$8,544.5	$4,886.9
Less:	Operating costs and expenses	(7,971.9)	(4,376.6)
Add:	Equity in income of unconsolidated affiliates	26.6	24.9
	Depreciation, amortization and accretion in operating costs and expenses (1)	212.4	196.4
	Non-cash impairment charges	1.5	--
	Operating lease expenses paid by EPCO	0.2	0.2
	Gain from asset sales and related transactions in operating costs and expenses (2)	(7.3)	(0.2)
Total segment gross operating margin		$806.0	$731.6

(1)   Amount is a component of “Depreciation, amortization and accretion” as presented on the Unaudited Condensed Statements of Consolidated Cash Flows.
(2)   Amount is a component of “Gain from asset sales and related transactions” as presented on the Unaudited Condensed Statements of Consolidated Cash Flows.

The following table shows a reconciliation of our total segment gross operating margin to operating income and income before provision for income taxes for the periods indicated:

	For the Three Months
	Ended March 31,
	2010	2009
Total segment gross operating margin	$806.0	$731.6
Adjustments to reconcile total segment gross operating margin to operating income:
Depreciation, amortization and accretion in operating costs and expenses	(212.4)	(196.4)
Non-cash impairment charges	(1.5)	--
Operating lease expenses paid by EPCO	(0.2)	(0.2)
Gain from asset sales and related transactions in operating costs and expenses	7.3	0.2
General and administrative costs	(40.3)	(37.0)
Operating income	558.9	498.2
Other expense, net	(157.8)	(164.5)
Income before provision for income taxes	$401.1	$333.7

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information by segment, together with reconciliations to our consolidated totals, is presented in the following table:

	Reportable Segments
		Onshore	Onshore		Petrochemical
	NGL	Natural Gas	Crude Oil	Offshore	& Refined		Adjustments
	Pipelines	Pipelines	Pipelines	Pipelines	Products	Other	and	Consolidated
	& Services	& Services	& Services	& Services	Services	Investments	Eliminations	Totals
Revenues from third parties:
Three months ended March 31, 2010	$3,666.3	$1,111.1	$2,386.7	$86.5	$1,061.5	$--	$--	$8,312.1
Three months ended March 31, 2009	2,266.9	667.7	1,269.7	68.5	394.6	--	--	4,667.4
Revenues from related parties:
Three months ended March 31, 2010	180.0	50.4	(0.1)	2.1	--	--	--	232.4
Three months ended March 31, 2009	153.5	65.8	0.2	--	--	--	--	219.5
Intersegment and intrasegment revenues:
Three months ended March 31, 2010	2,547.2	215.6	24.7	0.4	257.8	--	(3,045.7)	--
Three months ended March 31, 2009	1,387.9	153.7	8.2	0.3	116.2	--	(1,666.3)	--
Total revenues:
Three months ended March 31, 2010	6,393.5	1,377.1	2,411.3	89.0	1,319.3	--	(3,045.7)	8,544.5
Three months ended March 31, 2009	3,808.3	887.2	1,278.1	68.8	510.8	--	(1,666.3)	4,886.9
Equity in income (loss) of unconsolidated affiliates:
Three months ended March 31, 2010	3.3	1.3	2.3	11.8	(2.7)	10.6	--	26.6
Three months ended March 31, 2009	1.2	1.1	3.3	4.7	(2.9)	17.5	--	24.9
Gross operating margin:
Three months ended March 31, 2010	437.3	130.3	26.7	81.1	120.0	10.6	--	806.0
Three months ended March 31, 2009	350.9	161.9	50.5	61.3	89.5	17.5	--	731.6
Segment assets:
At March 31, 2010	7,257.4	6,863.8	861.7	2,097.8	3,569.8	1,516.0	1,021.8	23,188.3
At December 31, 2009	7,191.2	6,918.7	865.4	2,121.4	3,359.0	1,525.6	1,207.2	23,188.5
Property, plant and equipment, net: (see Note 6)
At March 31, 2010	6,471.2	6,033.5	375.1	1,462.8	2,370.9	--	1,021.8	17,735.3
At December 31, 2009	6,392.8	6,074.6	377.4	1,480.9	2,156.3	--	1,207.2	17,689.2
Investments in unconsolidated affiliates: (see Note 7)
At March 31, 2010	138.7	32.4	177.2	454.8	80.4	1,516.0	--	2,399.5
At December 31, 2009	141.6	32.0	178.5	456.9	81.6	1,525.6	--	2,416.2
Intangible assets, net: (see Note 8)
At March 31, 2010	306.3	513.0	6.4	98.1	111.4	--	--	1,035.2
At December 31, 2009	315.6	527.2	6.5	101.5	114.0	--	--	1,064.8
Goodwill: (see Note 8)
At March 31, 2010	341.2	284.9	303.0	82.1	1,007.1	--	--	2,018.3
At December 31, 2009	341.2	284.9	303.0	82.1	1,007.1	--	--	2,018.3

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional information regarding our consolidated revenues (net of eliminations and adjustments) and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2010	2009
NGL Pipelines & Services:
Sales of NGLs	$3,664.1	$2,252.2
Sales of other petroleum and related products	0.5	0.5
Midstream services	181.7	167.7
Total	3,846.3	2,420.4
Onshore Natural Gas Pipelines & Services:
Sales of natural gas	975.2	556.6
Midstream services	186.3	176.9
Total	1,161.5	733.5
Onshore Crude Oil Pipelines & Services:
Sales of crude oil	2,367.3	1,245.8
Midstream services	19.3	24.1
Total	2,386.6	1,269.9
Offshore Pipelines & Services:
Sales of natural gas	0.4	0.3
Sales of crude oil	2.1	0.2
Midstream services	86.1	68.0
Total	88.6	68.5
Petrochemical & Refined Products Services:
Sales of other petroleum and related products	932.6	261.5
Midstream services	128.9	133.1
Total	1,061.5	394.6
Total consolidated revenues	$8,544.5	$4,886.9

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales for our marketing activities	$6,649.2	$3,403.3
Depreciation, amortization and accretion	212.4	196.4
Gain from asset sales and related transactions	(7.3)	(0.2)
Non-cash impairment charges	1.5	--
Other operating costs and expenses	1,116.1	777.1
General and administrative costs	40.3	37.0
Total consolidated costs and expenses	$8,012.2	$4,413.6

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended March 31,
	2010	2009
Revenues – related parties:
Energy Transfer Equity and subsidiaries	$186.6	$162.8
Unconsolidated affiliates	45.8	56.7
Total revenue – related parties	$232.4	$219.5
Costs and expenses – related parties:
EPCO and affiliates	$158.9	$144.2
Energy Transfer Equity and subsidiaries	176.9	91.4
Unconsolidated affiliates	12.2	6.9
Other	--	14.4
Total costs and expenses – related parties	$348.0	$256.9

The following table summarizes our related party receivable and payable amounts at the dates indicated:

	March 31,	December 31,
	2010	2009
Accounts receivable - related parties:
Energy Transfer Equity and subsidiaries	$11.3	$28.2
Other	15.3	10.2
Total accounts receivable – related parties	$26.6	$38.4

Accounts payable - related parties:
EPCO and affiliates	$2.3	$27.8
Energy Transfer Equity and subsidiaries	37.5	33.4
Other	8.2	9.6
Total accounts payable – related parties	$48.0	$70.8

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

Relationship with EPCO and Affiliates

We have an extensive and ongoing relationship with EPCO and its affiliates, which include the following significant entities that are not a part of our consolidated group of companies:

▪	EPCO and its privately held affiliates;

▪	EPE Holdings, our sole general partner; and

▪	the Employee Partnerships (see Note 3).

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EPCO is a privately held company controlled collectively by the EPCO Trustees.  At March 31, 2010, EPCO and its affiliates (including Dan Duncan LLC and two Duncan family trusts the beneficiaries of which include the estate of Dan L. Duncan) beneficially owned interests in the following entities:

		Percentage of
	Number of Units	Outstanding Units
Enterprise Products Partners (1) (2)	195,882,296	31.3%
Parent Company (3)	108,919,199	78.2%
(1)   Includes 4,520,431 Class B units owned by a privately held affiliate of EPCO and 21,563,177 common units owned by the Parent Company.
(2)   The Parent Company owns 100% of Enterprise Products Partners’ general partner, EPGP.
(3)   An affiliate of EPCO, Dan Duncan LLC, which is controlled by the DD LLC Trustees, who are currently the same individuals as the EPCO Trustees and the independent co-executors of the estate of Dan L. Duncan, also owns 100% of our general partner.

The principal business activity of EPE Holdings and EPGP is to act as the sole managing partner of the Parent Company and Enterprise Products Partners, respectively.  The executive officers and certain of the directors of EPGP and EPE Holdings are employees of EPCO.

The Parent Company, EPE Holdings, Enterprise Products Partners and EPGP are separate legal entities apart from each other and apart from EPCO and their respective other affiliates, with assets and liabilities that are separate from those of EPCO and their respective other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from the Parent Company, Enterprise Products Partners and other investments to fund their other operations and to meet their debt obligations.  The following table presents cash distributions received by EPCO and its privately held affiliates from the Parent Company and Enterprise Products Partners for the periods indicated:

	For the Three Months Ended March 31,
	2010	2009
Enterprise Products Partners	$82.9	$74.9
Parent Company	57.3	43.2
Total distributions	$140.2	$118.1

Substantially all of the ownership interests in Enterprise Products Partners that are owned or controlled by the Parent Company are pledged as security under the Parent Company’s credit facility.  In addition, substantially all of the ownership interests in the Parent Company and Enterprise Products Partners that are owned or controlled by EPCO and its affiliates, other than those interests owned by the Parent Company, Dan Duncan LLC and certain trusts of which the estate of Dan L. Duncan is a beneficiary, are pledged as security under the credit facility of a privately held affiliate of EPCO.  This credit facility contains customary and other events of default relating to EPCO and certain affiliates, including the Parent Company and Enterprise Products Partners.

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	For the Three Months Ended March 31,
	2010	2009
Operating costs and expenses	$134.4	$117.8
General and administrative expenses	24.5	26.4
Total costs and expenses	$158.9	$144.2

Since the vast majority of such expenses are charged to us on an actual basis (i.e., no mark-up or subsidy is charged or received by EPCO), we believe that such expenses are representative of what the amounts would have been on a standalone basis.  With respect to allocated costs, we believe that the proportional direct allocation method employed by EPCO is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis.

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Relationships with Unconsolidated Affiliates

Many of our unconsolidated affiliates perform supporting or complementary roles to our other business operations.  Since we and our affiliates hold ownership interests in these entities and directly or indirectly benefit from our related party transactions with such entities, they are presented here.  The following information summarizes significant related party transactions with our current unconsolidated affiliates:

▪
We sell natural gas to Evangeline, which, in turn, uses the natural gas to satisfy supply commitments it has with a major Louisiana utility.  Revenues from Evangeline were $37.8 million and $53.6 million for the three months ended March 31, 2010 and 2009, respectively.

▪
We pay Promix for the transportation, storage and fractionation of NGLs.  In addition, we sell natural gas to Promix for its plant fuel requirements.  Revenues from Promix were $3.1 million and $2.7 million for the three months ended March 31, 2010 and 2009, respectively.  Expenses with Promix were $8.6 million and $4.5 million for the three months ended March 31, 2010 and 2009, respectively.

▪	We paid $2.6 million and $1.7 million to Centennial for the three months ended March 31, 2010 and 2009 for other pipeline transportation services, respectively.

▪
For the three months ended March 31, 2010 and 2009, we paid Seaway $1.1 million and $1.8 million, respectively, for transportation and tank rentals in connection with our crude oil marketing activities.

▪	We perform management services for certain of our unconsolidated affiliates. We charged such affiliates $2.9 million and $2.6 million for the three months ended March 31, 2010 and 2009, respectively.

▪
Enterprise Products Partners has a long-term sales contract with a subsidiary of ETP.  The contract which was scheduled to expire March 31, 2010 has been extended through March 31, 2015. In addition, Enterprise Products Partners and another subsidiary of ETP transport natural gas on each other’s systems and share operating expenses on certain pipelines.  A subsidiary of ETP also sells natural gas to Enterprise Products Partners.  See the summary related party transaction table at the beginning of this Note 12 for related party revenue and expense amounts recorded by Enterprise Products Partners in connection with Energy Transfer Equity.

Relationship with Duncan Energy Partners

Duncan Energy Partners was formed in September 2006 and did not acquire any assets prior to February 5, 2007, which was the date it completed its initial public offering and acquired controlling interests in five midstream energy businesses from EPO in a drop down transaction.  On December 8, 2008, through a second drop down transaction, Duncan Energy Partners acquired controlling interests in three additional midstream energy businesses from EPO.  The business purpose of Duncan Energy Partners is to acquire, own and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO and other affiliates under common control.  Duncan Energy Partners is engaged in the business of (i) NGL transportation, fractionation and marketing; (ii) storage of NGL and petrochemical products; (iii) transportation of petrochemical products and (iv) the gathering, transportation, marketing and storage of natural gas.

At March 31, 2010, Duncan Energy Partners was owned 99.3% by its limited partners and 0.7% by its general partner, DEP GP, which is a wholly owned subsidiary of EPO.  DEP GP is responsible for managing the business and operations of Duncan Energy Partners.  DEP Operating Partnership L.P., a wholly owned subsidiary of Duncan Energy Partners, conducts substantially all of Duncan Energy Partners’ business.  At March 31, 2010, EPO owned 58.6% of Duncan Energy Partners’ limited partner interests and 100% of its general partner.  Due to Enterprise Products Partners’ control of Duncan Energy

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Partners, its financial statements are consolidated with those of Enterprise Products Partners and Enterprise Products Partners’ transactions with Duncan Energy Partners are eliminated in consolidation.

Note 13.  Earnings Per Unit

Basic and diluted earnings per unit is computed by dividing net income or loss allocated to limited partners by the weighted-average number of Units outstanding during a period.  The amount of net income allocated to limited partners is derived by subtracting, from net income or loss, our general partner’s share of such net income or loss.

The following table shows the allocation of net income to our general partner for the periods indicated:

	For the Three Months Ended March 31,
	2010		2009
Net income		$69.9		$62.9
Multiplied by general partner ownership interest		0.01%		0.01%
General partner interest in net income	$	*	$	*

The following table shows the calculation of our limited partners’ interest in net income and basic and diluted earnings per Unit.

	For the Three Months Ended March 31,
	2010	2009
BASIC AND DILUTED EARNINGS PER UNIT
Numerator:
Net income before general partner interest	$69.9	$62.9
General partner interest in net income	*	*
Limited partners' interest in net income	$69.9	$62.9
Denominator:
Weighted – average Units	139.2	133.7
Basic and diluted earnings per Unit:
Net income before general partner interest	$0.50	$0.47
General partner interest in net income	*	*
Limited partners’ interest in net income	$0.50	$0.47

* Amount is negligible

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Parent Company Matters.  In February 2008, Joel A. Gerber, a purported unitholder of the Parent Company, filed a derivative complaint on behalf of the Parent Company in the Court of Chancery of the State of Delaware.  The complaint names as defendants EPE Holdings, the Board of Directors of EPE Holdings, EPCO, and Dan L. Duncan and certain of his affiliates.  The Parent Company is named as a nominal defendant. The complaint alleges that the defendants, in breach of their fiduciary duties to the Parent Company and its unitholders, caused the Parent Company to purchase in May 2007 the TEPPCO GP membership interests and TEPPCO units from Mr. Duncan’s affiliates at an unfair price.  The complaint also alleges that Charles E. McMahen, Edwin E. Smith and Thurmon Andress, constituting the three members of EPE Holdings’ ACG Committee, cannot be considered independent because of their relationships with Mr. Duncan.  The complaint seeks relief (i) awarding damages for profits allegedly obtained by the defendants as a result of the alleged wrongdoings in the complaint and (ii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts.  Management believes this lawsuit is without merit and intends to vigorously defend against it.  See Note 12 for information regarding our relationship with EPCO and its affiliates.

Enterprise Products Partners’ Matters.  The Attorney General of Colorado on behalf of the Colorado Department of Public Health and Environment (“CDPHE”) filed suit against Enterprise Products Partners and others on April 15, 2008 in connection with the construction of a pipeline near Parachute, Colorado.  The State sought a temporary restraining order and an injunction to halt construction activities since it alleged that the defendants failed to install measures to minimize damage to the environment and to follow requirements for the pipeline’s storm water permit and appropriate storm water plan.  Enterprise Products Partners has entered into a settlement agreement with the State that dismisses the suit and assesses a fine of approximately $0.2 million.

The CDPHE, through its Air Pollution Control Division, has proposed a Compliance Order on Consent with Enterprise Gas Processing, L.L.C. for alleged violations of the Colorado Air Pollution and Prevention and Control Act (“Colorado Act”) with respect to operations of the Meeker Gas Processing Plant.  The Compliance Order proposes an administrative fine of approximately $0.3 million and would require the Meeker Gas Processing Plant to be operated in compliance with the Colorado Act.  We have entered into discussions regarding the terms of the Compliance Order.

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Contractual Obligations

Scheduled Maturities of Long-Term Debt.  With the exception of routine fluctuations in the balance of our consolidated revolving credit facilities and the repayment of the Pascagoula MBFC Loan, there have been no significant changes in our consolidated scheduled maturities of long-term debt since those reported in our 2009 Form 10-K.

Operating Lease Obligations.  Lease and rental expense included in costs and expenses was $16.4 million and $14.0 million during the three months ended March 31, 2010 and 2009, respectively.  There have been no material changes in our operating lease commitments since those reported in our 2009 Form 10-K.

Purchase Obligations.  There have been no material changes in our consolidated purchase obligations since those reported in our 2009 Form 10-K.

Commitments Under Equity Compensation Plans of EPCO

In accordance with our agreements with EPCO, we reimburse EPCO for our share of its compensation expense associated with certain employees who perform management, administrative and operating functions for us.  See Note 3 for additional information regarding our accounting for equity awards.

Other Claims

As part of our normal business activities with joint venture partners, customers and suppliers, we occasionally have claims made against us as a result of disputes related to contractual agreements or other communications.  As of March 31, 2010, claims against us totaled approximately $56.3 million.  These matters are in various stages of assessment and the ultimate outcome of such disputes cannot be reasonably estimated.  However, in our opinion, the likelihood of a material adverse outcome related to such disputes against us is remote.  Accordingly, accruals for loss contingencies related to these matters that might result from the resolution of such disputes have not been reflected in our consolidated financial statements.

Centennial Guarantees

We have certain guarantee obligations in connection with our ownership interest in Centennial.  We have guaranteed one-half of Centennial’s debt obligations, which obligates us to an estimated payment of $58.9 million in the event of a default by Centennial.  At March 31, 2010, we had a liability of $8.2 million representing the estimated fair value of our share of the Centennial debt guaranty.

In lieu of Centennial procuring insurance to satisfy third-party liabilities arising from a catastrophic event, we and Centennial’s other joint venture partner have entered a limited cash call agreement.  We are obligated to contribute up to a maximum of $50.0 million (in proportion to our ownership interest in Centennial) in the event of a catastrophic event.  At March 31, 2010, we had a

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

liability of $3.6 million representing the estimated fair value of our cash call guaranty.  Cash contributions to Centennial under the limited cash call agreement may be covered by our insurance depending on the nature of the catastrophic event.

Note 15.   Significant Risks and Uncertainties

Insurance-Related Risks

We participate as a named insured in EPCO’s insurance program, which provides us with property damage, business interruption and other coverages, the scope and amounts of which are customary and sufficient for the nature and extent of our operations.  While we believe EPCO maintains adequate insurance coverage on our behalf, insurance will not cover every type of damage or interruption that might occur.  If we were to incur a significant liability for which we were not fully insured, it could have a material impact on our consolidated financial position, results of operations and cash flows.  In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient to reimburse us for our repair costs or lost income.  Any event that interrupts the revenues generated by our consolidated operations, or which causes us to make significant expenditures not covered by insurance, could reduce our ability to pay distributions to our partners and, accordingly, adversely affect the market price of our Units.

The following table summarizes proceeds we received from weather-related business interruption and property damage insurance claims during the periods indicated:

	For the Three Months
	Ended March 31,
	2010	2009
Business interruption proceeds:
Hurricane Ike	$1.1	$--
Total business interruption proceeds	1.1	--
Property damage proceeds: (1)
Hurricane Katrina	--	23.2
Hurricane Rita	26.8	--
Hurricane Ike	1.9
Total property damage proceeds	28.7	23.2
Total	$29.8	$23.2

(1) Our operating income for the three months ended March 31, 2010 and 2009 includes $7.6 million and $0.6 million, respectively, of proceeds from property damage insurance claims.

At March 31, 2010, we had $33.8 million of estimated property damage claims outstanding related to storms that we believe are probable of collection during the next twelve months.  To the extent we estimate the dollar value of such damages, a change in our estimates may occur as additional information becomes available.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating assets and liabilities for the periods indicated:

	For the Three Months
	Ended March 31,
	2010	2009
Decrease (increase) in:
Accounts and notes receivable – trade	$43.4	$152.0
Accounts receivable – related party	11.8	(7.5)
Inventories	(279.1)	(157.0)
Prepaid and other current assets	(55.3)	11.4
Other assets	0.6	(33.8)
Increase (decrease) in:
Accounts payable – trade	118.6	(8.0)
Accounts payable – related party	(22.6)	(12.5)
Accrued product payables	302.5	(84.5)
Accrued expenses	(29.3)	12.3
Accrued interest	(54.3)	(33.4)
Other current liabilities	40.4	3.2
Other liabilities	(3.3)	(2.0)
Net effect of changes in operating accounts	$73.4	$(159.8)

Note 17.  Supplemental Parent Company Financial Information

In order to fully understand the financial position and results of operations of the Parent Company, we are providing the condensed standalone financial information of Enterprise GP Holdings L.P. apart from that of our consolidated Partnership financial information.

The Parent Company has no operations apart from its investing activities and indirectly overseeing the management of the entities controlled by it.  At March 31, 2010, the Parent Company had investments in Enterprise Products Partners, Energy Transfer Equity and their respective general partners.  The Parent Company controls Enterprise Products Partners through its ownership of EPGP.  The Parent Company owns noncontrolling partnership and membership interests in Energy Transfer Equity and LE GP, respectively.

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

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners and EPGP

At March 31, 2010, the Parent Company owned 21,563,177 common units of Enterprise Products Partners and 100% of the membership interests of EPGP, which is entitled to 2% of the cash distributions paid by Enterprise Products Partners as well as the IDRs of Enterprise Products Partners.

EPGP’s percentage interest in Enterprise Products Partners’ quarterly cash distributions is increased through its ownership of the associated IDRs, after certain specified target levels of distribution rates are met by Enterprise Products Partners. EPGP’s quarterly general partner and associated incentive distribution thresholds are as follows:

▪	2% of quarterly cash distributions up to $0.253 per unit paid by Enterprise Products Partners;

▪	15% of quarterly cash distributions from $0.253 per unit up to $0.3085 per unit paid by Enterprise Products Partners; and

▪	25% of quarterly cash distributions that exceed $0.3085 per unit paid by Enterprise Products Partners.

The following table summarizes the distributions received by EPGP from Enterprise Products Partners for the periods indicated:

	For the Three Months Ended March 31,
	2010	2009
From 2% general partner interest	$7.0	$4.9
From IDRs	53.9	35.2
Total	$60.9	$40.1

On October 26, 2009, the TEPPCO Merger was completed and TEPPCO and TEPPCO GP became wholly owned subsidiaries of Enterprise Products Partners.  As a result, the Parent Company’s ownership interests in the TEPPCO units were converted to 5,456,000 common units of Enterprise Products Partners.  In addition, the Parent Company’s membership interests in TEPPCO GP were exchanged for (i) 1,331,681 common units of Enterprise Products Partners and (ii) EPGP (on behalf of the Parent Company as a wholly owned subsidiary of the Parent Company) was credited in its Enterprise Products Partners’ capital account an amount to maintain its 2% general partner interest in Enterprise Products Partners.  For additional information regarding the TEPPCO Merger, see “Basis of Presentation” included in Note 1.

Energy Transfer Equity and LE GP

At March 31, 2010, the Parent Company owned 38,976,090 common units Energy Transfer Equity and approximately 40.6% of the membership interests in LE GP.

LE GP owns a 0.31% general partner interest in Energy Transfer Equity, which general partner interest has no associated IDRs in the quarterly cash distributions of Energy Transfer Equity.  The business purpose of LE GP is to manage the affairs and operations of Energy Transfer Equity.  LE GP has no separate business activities outside of those conducted by Energy Transfer Equity.

Energy Transfer Equity is a publicly traded Delaware limited partnership.  Energy Transfer Equity’s only cash generating assets are its investments in limited and general partner interests of ETP.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the cash distributions received by Energy Transfer Equity from ETP for the periods indicated:

	For the Three Months Ended March 31,
	2010	2009
Limited partners interest	$55.9	$55.9
General partner interest	4.9	4.9
IDRs	94.9	84.1
Total distributions received	$155.7	$144.9

Condensed Parent Company Cash Flow Information

The following table presents the Parent Company’s cash flow information for the periods indicated:

	For Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$69.9	$62.9
Adjustments to reconcile net income to net cash
flows provided by operating activities:
Amortization	0.9	0.9
Equity income	(81.7)	(78.1)
Cash distributions from investees	94.0	86.0
Net effect of changes in operating accounts	(0.8)	(1.8)
Net cash flows provided by operating activities	82.3	69.9
Investing activities:
Investments (1)	(20.6)	(7.1)
Cash used in investing activities	(20.6)	(7.1)
Financing activities:
Net borrowings (repayments) under debt agreements (2)	11.8	(6.7)
Cash distributions paid by Parent Company	(73.8)	(57.9)
Cash used in financing activities	(62.0)	(64.6)
Net change in cash and cash equivalents	(0.3)	(1.8)
Cash and cash equivalents, January 1	0.6	2.5
Cash and cash equivalents, March 31	$0.3	$0.7

(1)   Represents additional investments in EPGP and/or the reinvestment of cash distributions received from Enterprise Products Partners to acquire additional common units under its DRIP.
(2)   Net borrowings during the first quarter of 2010 primarily represent borrowings by the Parent Company to fund its additional investments in EPGP, which in turn used such cash contributions to maintain its 2% general partner interest in Enterprise Products Partners in connection with equity offerings.

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table details the components of cash distributions received from investees and cash distributions paid by the Parent Company for the periods indicated:

	For the Three Months Ended March 31,
	2010	2009
Cash distributions from investees: (1)
Investment in Enterprise Products Partners and EPGP:
From common units of Enterprise Products Partners	$11.9	$7.2
From 2% general partner interest in Enterprise Products Partners	7.0	4.9
From general partner IDRs in distributions of
Enterprise Products Partners	53.9	35.2
Investment in TEPPCO and TEPPCO GP: (2)
From 4,400,000 common units of TEPPCO	--	3.2
From 2% general partner interest in TEPPCO	--	1.5
From general partner IDRs in distributions of TEPPCO	--	13.9
Investment in Energy Transfer Equity and LE GP:
From 38,976,090 common units of Energy Transfer Equity	21.0	19.9
From member interest in LE GP	0.2	0.2
Total cash distributions received	$94.0	$86.0

Distributions by the Parent Company:
EPCO and affiliates	$57.5	$43.3
Public	16.3	14.6
General partner interest	*	*
Total distributions by the Parent Company	$73.8	$57.9

         *    Amount is negligible.
(1)   Represents cash distributions received during each reporting period.
(2)   On October 26, 2009, the TEPPCO Merger was completed and TEPPCO and TEPPCO GP became wholly owned subsidiaries of Enterprise Products Partners.

Condensed Parent Company Balance Sheet Information

The following table presents the Parent Company’s balance sheet information at the dates indicated:

	March 31,	December 31,
	2010	2009
ASSETS
Current assets	$2.3	$2.7
Investments:
Enterprise Products Partners and EPGP	1,541.9	1,522.8
Energy Transfer Equity and LE GP	1,516.0	1,525.6
Total investments	3,057.9	3,048.4
Other assets	5.8	6.4
Total assets	$3,066.0	$3,057.5

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	$17.4	$17.9
Long-term debt	1,093.2	1,081.5
Other long-term liabilities	3.2	4.5
Partners’ equity	1,952.2	1,953.6
Total liabilities and partners’ equity	$3,066.0	$3,057.5

ENTERPRISE GP HOLDINGS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Income Information

The following table presents the Parent Company’s income information for the periods indicated:

	For the Three Months Ended March 31,
	2010	2009
Equity income:
Enterprise Products Partners and EPGP	$71.1	$44.7
TEPPCO and TEPPCO GP (1)	--	15.9
Energy Transfer Equity and LE GP	10.6	17.5
Total equity income	81.7	78.1
General and administrative costs	2.5	2.0
Operating income	79.2	76.1
Other expense:
Interest expense	(9.3)	(13.2)
Net income	$69.9	$62.9

(1) On October 26, 2009, the TEPPCO Merger was completed and TEPPCO and TEPPCO GP became wholly owned subsidiaries of Enterprise Products Partners.

Note 18.  Subsequent Events

Enterprise Products Partners Issues 13,800,000 Common Units

In April 2010, Enterprise Products Partners issued 13,800,000 common units (including an over-allotment of 1,800,000 common units) to the public at an offering price of $35.55 per unit.  Enterprise Products Partners used the net cash proceeds of approximately $485.2 million (including a net capital contribution of approximately $9.7 million from EPGP to maintain its 2% general partner interest) to pay a portion of its announced acquisition of assets from M2 Midstream LLC (“Momentum”) and for general partnership purposes.

Acquisition of Natural Gas Gathering Systems in Haynesville Shale Area from Momentum

On May 4, 2010, Enterprise Products Partners purchased two natural gas gathering and treating systems from subsidiaries of Momentum for approximately $1.2 billion in cash.  These systems are located in northwest Louisiana and east Texas and gather natural gas produced from the Haynesville/Bossier Shales and the Cotton Valley and Taylor Sands formations.  Enterprise Products Partners used a portion of the proceeds from its April 2010 underwritten equity offering, together with borrowings under EPO’s Multi-Year Revolving Credit Facility, to pay for this acquisition.  Given the recent nature of this transaction, we have not yet completed the related purchase price allocation.  These systems will be integrated into our Onshore Natural Gas Pipelines & Services business segment and complement our existing assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three months ended March 31, 2010 and 2009.

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this report.  The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the financial statements and related notes, together with our discussion and analysis of financial position and results of operations included in our annual report on Form 10-K for the year ended December 31, 2009 (our “2009 Form 10-K”).  Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Key References Used in this Quarterly Report

Unless the context requires otherwise, references to “we,” “us,” “our,” “Enterprise GP Holdings” or the “Partnership” are intended to mean the business and operations of Enterprise GP Holdings L.P. and its consolidated subsidiaries.

References to the “Parent Company” mean Enterprise GP Holdings L.P., individually as the parent company, and not on a consolidated basis.  References to “EPE Holdings” mean EPE Holdings, LLC, which is the general partner of the Parent Company and a wholly owned subsidiary of Dan Duncan LLC.  The membership interests of Dan Duncan LLC are owned of record by a voting trust formed on April 26, 2006, pursuant to the Dan Duncan LLC Voting Trust Agreement dated April 26, 2006 (the “DD LLC Voting Trust Agreement”), among Dan Duncan LLC, Dan L. Duncan, as the record owner of all of the membership interests of Dan Duncan LLC immediately prior to the entering into of the DD LLC Voting Trust Agreement, and Dan L. Duncan, as the initial sole voting trustee.  Immediately upon Mr. Duncan’s death on March 29, 2010, voting and dispositive control of all of the membership interests of Dan Duncan LLC was transferred pursuant to the DD LLC Voting Trust Agreement to three voting trustees.

The current voting trustees under the DD LLC Voting Trust Agreement (the “DD LLC Trustees”) are: (1) Ms. Williams, Mr. Duncan’s oldest daughter, who is also an existing director on the board of EPE Holdings; (2) Dr. Ralph S. Cunningham, who is currently the President and Chief Executive Officer (“CEO”) of EPE Holdings; and (3) Mr. Richard H. Bachmann, who is currently the Executive Vice President and Chief Legal Officer of EPGP and one of three managers of Dan Duncan LLC.  Dr. Cunningham and Mr. Bachmann are also currently directors of EPGP, EPE Holdings and DEP GP.

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

References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”).  Energy Transfer Equity is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “ETE.”  ETP is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “ETP.”  The general partner of Energy Transfer Equity is LE GP, LLC (“LE GP”).  The Parent Company owns noncontrolling interests in both Energy Transfer Equity and LE GP that it accounts for using the equity method of accounting.  We do not control Energy Transfer Equity or LE GP.

References to “EPCO” mean Enterprise Products Company (formerly EPCO, Inc.) and its privately held affiliates.  Prior to Mr. Duncan’s death on March 29, 2010, the Parent Company, EPE Holdings, Enterprise Products Partners, EPO, EPGP, Duncan Energy Partners and DEP GP were affiliates under the common control of Dan L. Duncan, the controlling shareholder of EPCO.  A majority of the outstanding voting capital stock of EPCO is owned of record by a voting trust formed on April 26, 2006, pursuant to the EPCO Inc. Voting Trust Agreement dated April 26, 2006 (the “EPCO Voting Trust Agreement”), among EPCO, Dan L. Duncan, as the record owner of a majority of the outstanding voting capital stock of EPCO immediately prior to the entering into of the EPCO Voting Trust Agreement, and Dan L. Duncan, as the initial sole voting trustee.  Immediately upon Mr. Duncan’s death, voting and dispositive control of such majority of the outstanding voting capital stock of EPCO included under the EPCO Voting Trust Agreement was transferred pursuant to the EPCO Voting Trust Agreement to three voting trustees (the “EPCO Trustees”).  The current EPCO Trustees are: (1) Ms. Williams, who serves as Chairman of EPCO; (2) Dr. Cunningham, who serves as a Vice Chairman of EPCO; and (3) Mr. Bachmann, who serves as the President, CEO and Chief Legal Officer of EPCO.  Ms. Williams, Dr. Cunningham and Mr. Bachmann are also currently directors of EPCO.  The current EPCO Trustees are the same as the current DD LLC Trustees for the DD LLC Voting Trust, which controls Dan Duncan LLC.  The current EPCO Trustees are also the same persons as the individuals appointed on April 27, 2010 as the independent co-executors of the estate of Dan L. Duncan.  Dan Duncan LLC and EPCO also beneficially own approximately 18% and 57%, respectively, of the outstanding units representing limited partner interests of the Parent Company.

As generally used in the energy industry and in this discussion, the identified terms have the following meanings:

/d	= per day
BBtus	= billion British thermal units
MBPD	= thousand barrels per day
MMBbls	= million barrels
MMBtus	= million British thermal units
MMcf	= million cubic feet
Bcf	= billion cubic feet

Cautionary Note Regarding Forward-Looking Statements

This discussion contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements.  Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A, “Risk Factors,” included in our 2009 Form 10-K and in Part II Item 1A of this quarterly report on Form 10-Q.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

The Parent Company is owned 99.99% by its limited partners and 0.01% by its general partner, EPE Holdings.  EPE Holdings is a wholly owned subsidiary of Dan Duncan LLC, the membership interests of which are currently owned of record collectively by the DD LLC Trustees.  The Parent Company has no operations apart from its investing activities and indirectly overseeing the management of the entities controlled by it.  At March 31, 2010, the Parent Company had investments in Enterprise Products Partners, Energy Transfer Equity and their respective general partners.

See Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report for financial information regarding the Parent Company on a standalone basis.

In connection with the TEPPCO Merger, we revised our business segments.  Our reorganized business segments reflect the manner in which these businesses are managed and reviewed by the CEO of our general partner.  Under our new business segment structure, we have six reportable business segments: (i) NGL Pipelines & Services; (ii) Onshore Natural Gas Pipelines & Services; (iii) Onshore Crude Oil Pipelines & Services; (iv) Offshore Pipelines & Services; (v) Petrochemical & Refined Products Services and (vi) Other Investments.  Our business segments are generally organized and managed according to the type of services rendered (or technologies employed) and products produced and/or sold.

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

Since Enterprise Products Partners, TEPPCO and TEPPCO GP were under common control of EPCO and its affiliates, the TEPPCO Merger was accounted for at historical costs as a reorganization of entities under common control in a manner similar to a pooling of interests.  The inclusion of TEPPCO and TEPPCO GP in our consolidated financial statements was effective January 1, 2005 because an affiliate of EPCO under common control with Enterprise Products Partners originally acquired ownership interests in TEPPCO GP in February 2005.

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

Significant Recent Developments

The following information highlights specified significant developments since January 1, 2010 through the date of this filing, including (i) information relevant to an understanding of our financial condition, changes in financial condition or results of operations, and (ii) certain unusual or infrequent events or transactions and known trends or uncertainties that have had or that we reasonably expect may have a material impact on our revenues or income from continuing operations.

Acquisition of Natural Gas Gathering Systems in Haynesville Shale Area from Momentum

On May 4, 2010, Enterprise Products Partners purchased two natural gas gathering and treating systems, the State Line system and the Fairplay system, from subsidiaries of M2 Midstream LLC (“Momentum”) for approximately $1.2 billion in cash.  These systems are located in northwest Louisiana and east Texas and gather natural gas produced from the Haynesville/Bossier Shales and the Cotton Valley and Taylor Sands formations.  Enterprise Products Partners used a portion of the proceeds from its April 2010 underwritten equity offering, together with borrowings under EPO’s Multi-Year Revolving Credit Facility, to pay for this acquisition.

The State Line system is located in Desoto and Caddo Parishes, Louisiana and Panola County, Texas.  The system includes 138 miles of natural gas pipelines with a capacity of approximately 400 MMcf/d and two treating facilities.  The State Line system began operations in February 2009 and is currently gathering approximately 260 MMcf/d.  A 50-mile expansion of this system is expected to be completed in June 2010 and will increase its capacity to 700 MMcf/d.  The State Line system is supported by long-term acreage dedications and volumetric commitments from producers.  The State Line system will interconnect with the 42-inch Haynesville Extension of our Acadian Gas System.  The Haynesville Extension is currently under construction and expected to be completed in the third quarter of 2011.  Once connected to the Haynesville Extension, the State Line system can be further expanded to 1.2 Bcf/d for a nominal cost.

The Fairplay system is located in Rusk, Panola, Gregg and Nacogdoches counties, Texas.  The system includes 249 miles of natural gas pipelines (including approximately 62 miles leased from third parties) with a capacity of approximately 285 MMcf/d, and is currently gathering approximately 180 MMcf/d.  This system is expected to be connected to the Enterprise Texas Pipeline system by the first quarter of 2011.  The Fairplay system is also supported by long-term acreage dedications and volumetric commitments from producers.

Results of Operations

Selected Price and Volumetric Data

The following table illustrates selected annual and quarterly industry index prices for natural gas, crude oil and selected NGL and petrochemical products for the periods indicated:

								Polymer	Refinery
	Natural				Normal		Natural	Grade	Grade
	Gas,	Crude Oil,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,
	$/MMBtu	$/barrel	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound
	(1)	(2)	(1)	(1)	(1)	(1)	(1)	(1)	(1)
2009
1st Quarter	$4.91	$43.31	$0.36	$0.68	$0.87	$0.97	$0.96	$0.26	$0.20
2nd Quarter	$3.51	$59.79	$0.43	$0.73	$0.93	$1.11	$1.21	$0.34	$0.28
3rd Quarter	$3.39	$68.24	$0.47	$0.87	$1.12	$1.19	$1.42	$0.48	$0.43
4th Quarter	$4.16	$76.19	$0.67	$1.09	$1.39	$1.49	$1.64	$0.50	$0.44
2009 Averages	$3.99	$61.88	$0.48	$0.84	$1.08	$1.19	$1.31	$0.39	$0.34

2010
1st Quarter	$5.30	$78.72	$0.73	$1.24	$1.52	$1.64	$1.82	$0.63	$0.54

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
(2)   Crude oil price is representative of an index price for West Texas Intermediate as measured on the New York Mercantile Exchange (“NYMEX”).

The following table presents our material average throughput, production and processing volumetric data for the periods indicated.  These statistics are reported on a net basis, taking into account our ownership interests in certain joint ventures and reflect the periods in which we owned an interest in such operations.  These statistics include volumes for newly constructed assets since the dates such assets were placed into service and for recently purchased assets since the date of acquisition.

	For the Three Months
	Ended March 31,
	2010	2009
NGL Pipelines & Services, net:
NGL transportation volumes (MBPD)	2,240	2,121
NGL fractionation volumes (MBPD)	473	441
Equity NGL production (MBPD)	122	114
Fee-based natural gas processing (MMcf/d)	2,679	3,104
Onshore Natural Gas Pipelines & Services, net:
Natural gas transportation volumes (BBtus/d)	10,706	10,339
Onshore Crude Oil Pipelines & Services, net:
Crude oil transportation volumes (MBPD)	672	645
Offshore Pipelines & Services, net:
Natural gas transportation volumes (BBtus/d)	1,406	1,542
Crude oil transportation volumes (MBPD)	354	126
Platform natural gas processing (MMcf/d)	632	777
Platform crude oil processing (MBPD)	18	3
Petrochemical Services, net:
Butane isomerization volumes (MBPD)	73	90
Propylene fractionation volumes (MBPD)	80	68
Octane additive production volumes (MBPD)	11	5
Transportation volumes, primarily refined products and petrochemicals (MBPD)	804	841
Total, net:
NGL, crude oil, refined products and petrochemical transportation volumes (MBPD)	4,070	3,733
Natural gas transportation volumes (BBtus/d)	12,112	11,881
Equivalent transportation volumes (MBPD) (1)	7,257	6,860
(1) Reflects equivalent energy volumes where 3.8 MMBtus of natural gas are equivalent to one barrel of NGLs.

Comparison of Results of Operations

The following table summarizes the key components of our results of operations for the periods indicated (dollars in millions):

	For the Three Months
	Ended March 31,
	2010	2009
Revenues	$8,544.5	$4,886.9
Operating costs and expenses	7,971.9	4,376.6
General and administrative costs	40.3	37.0
Equity in income of unconsolidated affiliates	26.6	24.9
Operating income	558.9	498.2
Interest expense	157.9	165.7
Provision for income taxes	8.7	16.0
Net income	392.4	317.7
Net income attributable to noncontrolling interest	322.5	254.8
Net income attributable to Enterprise GP Holdings L.P.	69.9	62.9

Our gross operating margin by segment and in total is presented as follows for the periods indicated (dollars in millions):

	For the Three Months
	Ended March 31,
	2010	2009
Gross operating margin by segment:
NGL Pipelines & Services	$437.3	$350.9
Onshore Natural Gas Pipelines & Services	130.3	161.9
Onshore Crude Oil Pipelines & Services	26.7	50.5
Offshore Pipeline & Services	81.1	61.3
Petrochemical & Refined Products Services	120.0	89.5
Other Investments	10.6	17.5
Total segment gross operating margin	$806.0	$731.6

For a reconciliation of non-GAAP gross operating margin to GAAP operating income and further to GAAP income before provision for income taxes, see “Other Items – Non-GAAP Reconciliations” included within this Item 2.

The following table summarizes the contribution to revenues from each business segment (net of eliminations and adjustments) for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2010	2009
NGL Pipelines & Services:
Sales of NGLs	$3,664.1	$2,252.2
Sales of other petroleum and related products	0.5	0.5
Midstream services	181.7	167.7
Total	3,846.3	2,420.4
Onshore Natural Gas Pipelines & Services:
Sales of natural gas	975.2	556.6
Midstream services	186.3	176.9
Total	1,161.5	733.5
Onshore Crude Oil Pipelines & Services:
Sales of crude oil	2,367.3	1,245.8
Midstream services	19.3	24.1
Total	2,386.6	1,269.9
Offshore Pipelines & Services:
Sales of natural gas	0.4	0.3
Sales of crude oil	2.1	0.2
Midstream services	86.1	68.0
Total	88.6	68.5
Petrochemical & Refined Products Services:
Sales of other petroleum and related products	932.6	261.5
Midstream services	128.9	133.1
Total	1,061.5	394.6
Total consolidated revenues	$8,544.5	$4,886.9

Comparison of Three Months Ended March 31, 2010 with Three Months Ended March 31, 2009

Revenues for the first quarter of 2010 were $8.54 billion compared to $4.89 billion for the first quarter of 2009.  The $3.66 billion quarter-to-quarter increase in consolidated revenues is primarily due to higher energy commodity prices and sales volumes during the first quarter of 2010 compared to the first quarter of 2009.  These factors accounted for a $3.63 billion quarter-to-quarter increase in consolidated revenues associated with our NGL, natural gas, crude oil, petrochemical and refined products marketing activities.  Revenues increased $8.7 million quarter-to-quarter as a result of aggregate property damage and business interruption insurance proceeds we received during the first quarter of 2010 associated with our Offshore Pipelines & Services business segment.  Collectively, the remainder of our consolidated revenues increased $23.8 million quarter-to-quarter due to various factors including contributions from recently acquired and constructed assets and an increase in volumes and/or fees benefiting certain assets across all of our business segments.

Operating costs and expenses were $7.97 billion for the first quarter of 2010 compared to $4.38 billion for the first quarter of 2009, a $3.59 billion quarter-to-quarter increase.  The cost of sales of our marketing activities increased $3.25 billion quarter-to-quarter primarily due to higher energy commodity prices and sales volumes.  Likewise, the operating costs and expenses of our natural gas processing plants increased $264.3 million quarter-to-quarter primarily due to higher plant thermal reduction (“PTR”) costs attributable to an increase in natural gas prices.  Collectively, the remainder of our consolidated operating costs and expenses increased $85.1 million quarter-to-quarter reflecting an increase in expenses for fuel, maintenance, employee compensation and depreciation.  General and administrative costs increased $3.3 million quarter-to-quarter.

Changes in our revenues and costs and expenses quarter-to-quarter are primarily due to changes in energy commodity prices.  The weighted-average indicative market price for NGLs was $1.23 per gallon during the first quarter of 2010 versus $0.66 per gallon during the first quarter of 2009 – an 86% increase quarter-to-quarter.  Our determination of the weighted-average indicative market price for NGLs is based on U.S. Gulf Coast prices for such products at Mont Belvieu, Texas, which is the primary industry hub for domestic NGL production.  The market price of natural gas (as measured at Henry Hub in Louisiana) averaged $5.30 per MMBtu during the first quarter of 2010 versus $4.91 per MMBtu during the first quarter of 2009.  The market price of crude oil (as measured on the NYMEX) averaged $78.72 per barrel during the first quarter of 2010 compared to $43.31 per barrel during the first quarter of 2009 – an 82% increase quarter-to-quarter.  See “—Selected Price and Volumetric Data” included above in this Item 2 for additional historical energy commodity pricing information.

Equity in income of our unconsolidated affiliates was $26.6 million for the first quarter of 2010 compared to $24.9 million for the first quarter of 2009, a $1.7 million quarter-to-quarter increase.  Equity in income from our investments in Cameron Highway Oil Pipeline Company and Poseidon Oil Pipeline Company, L.L.C. collectively increased $6.2 million quarter-to-quarter primarily due to higher crude oil transportation volumes.  Equity in income from our investments in Energy Transfer Equity and its general partner, LE GP, decreased $6.9 million quarter-to-quarter.  Collectively, equity in income of our other investments increased $2.4 million quarter-to-quarter largely due to improved results from our investments in south Louisiana.

Operating income for the first quarter of 2010 was $558.9 million compared to $498.2 million for the first quarter of 2009.  Collectively, the changes in revenues, costs and expenses and equity in income of unconsolidated affiliates described above contributed to the $60.7 million quarter-to-quarter increase in operating income.

Interest expense decreased to $157.9 million for the first quarter of 2010 from $165.7 million for the first quarter of 2009.  The $7.8 million quarter-to-quarter decrease in interest expense is primarily due to lower average interest rates and debt balances, which were partially offset by a $6.9 million quarter-to-quarter decrease in capitalized interest.  Average debt principal outstanding decreased to $12.21 billion during the first quarter of 2010 from $12.78 billion during the first quarter of 2009 reflecting lower average balances outstanding under revolving credit facilities.

Provision for income taxes decreased $7.3 million quarter-to-quarter primarily due to a one-time charge of $6.6 million associated with taxable gains arising from Dixie Pipeline Company’s sale of certain assets during the first quarter of 2009.

As a result of items noted in the previous paragraphs, our consolidated net income increased $74.7 million quarter-to-quarter to $392.4 million for the first quarter of 2010 compared to $317.7 million for the first quarter of 2009.  Net income attributable to noncontrolling interests was $322.5 million for the first quarter of 2010 compared to $254.8 million for the first quarter of 2009.  Net income attributable to Enterprise GP Holdings increased $7.0 million quarter-to-quarter to $69.9 million for the first quarter of 2010 compared to $62.9 million for the first quarter of 2009.

The following information highlights significant quarter-to-quarter variances in gross operating margin by business segment:

NGL Pipelines & Services.  Gross operating margin from this business segment was $437.3 million for the first quarter of 2010 compared to $350.9 million for the first quarter of 2009, an $86.4 million quarter-to-quarter increase.

Gross operating margin from our natural gas processing and related NGL marketing business was $259.7 million for the first quarter of 2010 compared to $194.6 million for the first quarter of 2009, a $65.1 million quarter-to-quarter increase.  Equity NGL production increased to 122 MBPD during the first quarter of 2010 from 114 MBPD during the first quarter of 2009.  Our Rocky Mountain natural gas processing plants contributed $25.8 million of the quarter-to-quarter increase in gross operating margin primarily due to the Phase II expansion of our Meeker facility that we completed during March 2009.  Our Rocky Mountain natural gas processing plants produced 71 MBPD of equity NGLs during the first quarter of 2010 compared to 53 MBPD during the first quarter of 2009.  Our NGL marketing activities contributed $19.9 million of the quarter-to-quarter increase in gross operating margin primarily due to increased sales volumes and recognition of earnings associated with forward sales transactions that were settled during the first quarter of 2010.  Collectively, gross operating margin from the remainder of these business activities increased $19.4 million quarter-to-quarter primarily due to higher natural gas processing margins in Louisiana and Texas.

Gross operating margin from our NGL pipelines and related storage business was $150.1 million for the first quarter of 2010 compared to $126.4 million for the first quarter of 2009, a $23.7 million quarter-to-quarter increase.  Total NGL transportation volumes increased to 2,240 MBPD during the first quarter of 2010 from 2,121 MBPD during the first quarter of 2009.  Gross operating margin from our pipelines in South Louisiana, Dixie pipeline and Mid-America and Seminole pipelines increased $11.2 million quarter-to-quarter primarily due to an increase in transportation volumes and higher average fees.  Gross operating margin from our Mont Belvieu storage facility increased $5.5 million quarter-to-quarter primarily due to increased storage volumes and fees.  Collectively, gross operating margin from the remainder of these business activities increased $7.0 million quarter-to-quarter primarily due to increased utilization of our NGL import/export terminal on the Houston Ship Channel and contributions from our Rio Grande pipeline, which we acquired in the fourth quarter of 2009.

Gross operating margin from our NGL fractionation business was $27.5 million for the first quarter of 2010 compared to $29.9 million for the first quarter of 2009.  The $2.4 million quarter-to-quarter decrease was primarily due to operating gains recorded during the first quarter of 2009, which more than offset the effects of an increase in fractionation volumes from all of our NGL fractionators during the first quarter of 2010.  Fractionation volumes were 473 MBPD during the first quarter of 2010 compared to 441 MBPD during the first quarter of 2009.

Onshore Natural Gas Pipelines & Services.  Gross operating margin from this business segment was $130.3 million for the first quarter of 2010 compared to $161.9 million for the first quarter of 2009, a $31.6 million quarter-to-quarter decrease.  Our onshore natural gas transportation volumes were 10,706 BBtus/d during the first quarter of 2010 compared to 10,339 BBtus/d during the first quarter of 2009.

Gross operating margin from our onshore natural gas pipeline and related natural gas marketing business was $116.0 million for the first quarter of 2010 compared to $148.9 million for the first quarter of 2009, a $32.9 million quarter-to-quarter decrease.  Gross operating margin from our natural gas marketing activities decreased $42.9 million quarter-to-quarter primarily due to lower sales margins and higher transportation and storage expenses. Natural gas basis differentials in Texas (specifically, the difference in natural gas prices between markets in west Texas and east Texas) were significantly greater during the first quarter of 2009 relative to the first quarter of 2010.  Higher basis differentials during the first quarter of

2009 resulted in a quarter-to-quarter decrease in natural gas sales margins associated with our marketing activities and lower pipeline throughput volumes during the first quarter of 2010.  Also, construction delays associated with our Trinity River Lateral have resulted in a loss of approximately $3.0 million per month during 2010 for transportation capacity charges on a downstream pipeline incurred by our natural gas marketing business.  These charges will be offset by the benefits of natural gas volumes originating on the Trinity River Lateral when it commences operation, which is currently expected in July 2010.

Gross operating margin from our Texas Intrastate System increased $2.1 million quarter-to-quarter primarily due to $15.7 million of firm capacity reservation fees generated by the Sherman Extension pipeline during the first quarter of 2010 and an increase in condensate sales revenues due to higher commodity prices.  These benefits were partially offset by the effects of lower throughput volumes on other parts of the Texas Intrastate System and higher operating expenses during the first quarter of 2010 compared to the first quarter of 2009.  The Sherman Extension pipeline began earning firm capacity reservation fees during August 2009.  Collectively, gross operating margin from the remainder of our natural gas pipeline assets increased $7.9 million quarter-to-quarter primarily due to improved results from our San Juan Gathering System as a result of increased revenues earned from natural gas gathering contracts where fees are indexed to regional natural gas prices and higher condensate sales revenues.

Gross operating margin from our natural gas storage business was $14.3 million for the first quarter of 2010 compared to $13.0 million for the first quarter of 2009.  The $1.3 million quarter-to-quarter increase in gross operating margin is primarily due to higher firm storage reservation fees at our Wilson facility.

Onshore Crude Oil Pipelines & Services.  Gross operating margin from this business segment was $26.7 million for the first quarter of 2010 compared to $50.5 million for the first quarter of 2009.  Total onshore crude oil transportation volumes were 672 MBPD during the first quarter of 2010 compared to 645 MBPD during the first quarter of 2009.  The $23.8 million quarter-to-quarter decrease in gross operating margin is primarily due to our crude oil marketing activities, which experienced lower sales margins and volumes during the first quarter of 2010 relative to the first quarter of 2009.  Lower crude oil sales margins reflect a quarter-to-quarter decrease in basis differentials between the price of (i) West Texas Intermediate crude oil versus West Texas Sour crude oil and (ii) Oklahoma Sour crude oil versus Domestic Sweet crude oil.  Also, earnings associated with the settlement of forward crude oil sales transactions were greater during the first quarter of 2009 compared to the first quarter of 2010.

Offshore Pipelines & Services.  Gross operating margin from this business segment was $81.1 million for the first quarter of 2010 compared to $61.3 million for the first quarter of 2009, a $19.8 million quarter-to-quarter increase.  Results for the first quarter of 2010 include $8.7 million of proceeds from insurance claims.  The following paragraphs provide a discussion of segment results excluding insurance proceeds.

Gross operating margin from our offshore crude oil pipeline business was $25.3 million for the first quarter of 2010 compared to $5.1 million for the first quarter of 2009, a $20.2 million quarter-to-quarter increase.  Our Shenzi crude oil pipeline, which commenced operations in April 2009, contributed gross operating margin of $9.1 million during the first quarter of 2010.  Collectively, gross operating margin from the remainder of our crude oil pipelines increased $11.1 million quarter-to-quarter due to increased transportation volumes.  Certain of these pipelines were either in limited service or out of service during the first quarter of 2009 due to volume disruptions caused by the effects of Hurricanes Gustav and Ike.  Total offshore crude oil transportation volumes were 354 MBPD during the first quarter of 2010 versus 126 MBPD during the first quarter of 2009.

Gross operating margin from our offshore natural gas pipeline business was $12.2 million for the first quarter of 2010 compared to $17.7 million for the first quarter of 2009.  Offshore natural gas transportation volumes were 1,406 BBtus/d during the first quarter of 2010 versus 1,542 BBtus/d during the first quarter of 2009.  Collectively, gross operating margin from our offshore natural gas pipelines decreased $5.5 million quarter-to-quarter primarily due to lower transportation volumes on our Independence Trail pipeline.

Gross operating margin from our offshore platform services business was $34.9 million for the first quarter of 2010 compared to $38.5 million for the first quarter of 2009.  Our net platform natural gas processing volumes were 632 MMcf/d during the first quarter of 2010 compared to 777 MMcf/d during the first quarter of 2009.  The $3.6 million quarter-to-quarter decrease in gross operating margin is primarily due to lower natural gas processing volumes at our Independence Hub platform.

Volumes on our Independence Hub platform and Independence Trail pipeline experienced a quarter-to-quarter decrease primarily as a result of production declines, downtime for construction of a deck extension and other maintenance work and recompletion of the Mondo well that was finished in March 2010.  Producers currently expect to recomplete an additional well during 2010 and add wells during 2010 and 2011.

Petrochemical & Refined Products Services.  Gross operating margin from this business segment increased $30.5 million to $120.0 million for the first quarter of 2010 from $89.5 million for the first quarter of 2009.

Gross operating margin from propylene fractionation and related activities was $43.1 million for the first quarter of 2010 compared to $23.0 million for the first quarter of 2009.  The $20.1 million quarter-to-quarter increase in gross operating margin is primarily due to higher propylene fractionation volumes and sales margins during the first quarter of 2010 relative to the first quarter of 2009.  Propylene fractionation volumes increased to 80 MBPD during the first quarter of 2010 from 68 MBPD during the first quarter of 2009.

Gross operating margin from octane enhancement was $4.1 million for the first quarter of 2010 compared to a loss of $8.1 million for the first quarter of 2009. The $12.2 million quarter-to-quarter increase in gross operating margin is primarily due to higher margins from sales of methyl tertiary butyl ether (“MTBE”) into export markets and revenues from by-product sales.  Octane enhancement production volumes were 11 MBPD during the first quarter of 2010 compared to 5 MBPD during the first quarter of 2009.

Gross operating margin from butane isomerization was $14.8 million for the first quarter of 2010 compared to $14.9 million for the first quarter of 2009.  The $0.1 million quarter-to-quarter decrease in gross operating margin is primarily due to lower isomerization volumes, the effect of which was partially offset by higher commodity prices resulting in increased revenues from the sale of by-products.  Butane isomerization volumes decreased to 73 MBPD during the first quarter of 2010 from 90 MBPD during the first quarter of 2009.

Gross operating margin from refined products pipelines and related activities was $48.9 million for the first quarter of 2010 compared to $45.5 million for the first quarter of 2009.  The $3.4 million quarter-to-quarter increase in gross operating margin is primarily due to lower operating expenses, higher average transportation fees and an increase in refined products marketing activities, which more than offset the effect of lower transportation volumes.  Pipeline transportation volumes for the refined products business were 682 MBPD during the first quarter of 2010 compared to 724 MBPD during the first quarter of 2009.

Gross operating margin from marine transportation and other services was $9.1 million for the first quarter of 2010 compared to $14.2 million for the first quarter of 2009.  The $5.1 million quarter-to-quarter decrease in gross operating margin is primarily due to higher repair and maintenance expenses during the first quarter of 2010.  A greater percentage of our fleet of marine vessels is scheduled to undergo periodic inspections and repairs during 2010 as compared to 2009.  Higher maintenance expenses were partially offset by an increase in gross operating margin as a result of our acquisition of 19 push boats and 28 barges in June 2009.

Other Investments.  Gross operating margin from this business segment was $10.6 million for the first quarter of 2010 compared to $17.5 million for the first quarter of 2009, a $6.9 million quarter-to-quarter decrease.  This segment reflects the Parent Company’s noncontrolling ownership interests in

Energy Transfer Equity and its general partner, LE GP, both of which are accounted for using the equity method.

According to financial statements filed with the SEC, Energy Transfer Equity reported operating income of $338.9 million for the first quarter of 2010 compared to $356.1 million for the first quarter of 2009.  The $17.2 million quarter-to-quarter decrease in Energy Transfer Equity’s operating income is primarily due to unrealized gains recorded during the first quarter of 2009 in connection with the settlement of certain financial instruments used to hedge retail propane sales commitments.  This quarter-to-quarter decrease in operating income was partially offset by higher natural gas processing margins during the first quarter of 2010 compared to the first quarter of 2009.

Collectively, all other items included in Energy Transfer Equity’s net income decreased $58.5 million year-to-year primarily due to changes in the fair value of non-hedged interest rate derivatives and higher interest expense as a result of borrowings used to finance growth capital projects.  After taking into account noncontrolling interests, income attributable to the partners of Energy Transfer Equity decreased to $112.8 million for the first quarter of 2010 from $151.5 million for the first quarter of 2009.

Before the amortization of excess cost amounts, our equity income from Energy Transfer Equity and LE GP was a collective $19.8 million for the first quarter of 2010 compared to $26.7 million for the first quarter of 2009.  Our equity income from these investments was reduced by $9.2 million of excess cost amortization during the first quarters of 2010 and 2009.  For additional information regarding our investments in Energy Transfer Equity and LE GP, see Note 7 of the Notes to Consolidated Financial Statements included under Item 1 of this quarterly report.

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

At March 31, 2010, we had $135.2 million of unrestricted cash on hand and approximately $1.91 billion of available credit under our revolving credit facilities, which includes the available borrowing capacity of our consolidated subsidiaries such as Enterprise Products Partners and Duncan Energy Partners.  We had approximately $12.14 billion in principal outstanding under consolidated debt agreements at March 31, 2010.  In total, our consolidated liquidity at March 31, 2010 was approximately $2.05 billion.

Registration Statements

Enterprise Products Partners may issue equity or debt securities to assist in meeting its liquidity and capital spending requirements.  Duncan Energy Partners may do likewise in meeting its liquidity and capital spending requirements.  The Parent Company and Enterprise Products Partners each have a universal shelf registration statement on file with the SEC that would allow them to issue an unlimited amount of debt and equity securities for general partnership purposes.  In addition, Duncan Energy Partners has a universal shelf registration statement on file with the SEC that allows it to issue up to an aggregate of $1 billion of debt and equity securities.

At March 31, 2010, the Parent Company had not issued any securities under its universal shelf registration statement. In addition, at March 31, 2010, Duncan Energy Partners could issue approximately

$856.4 million of additional equity or debt securities under its universal shelf registration statement.  The following table presents information regarding equity offerings made under Enterprise Products Partners’ universal shelf registration statement since January 1, 2010 through the date of this filing.  Dollar amounts presented in the tables are in millions, except offering price amounts.

Underwritten Equity Offering	Number of Common Units Issued	Offering Price	Net Cash Proceeds
January 2010 underwritten offering (1)	10,925,000	$32.42	$343.3
April 2010 underwritten offering (2)	13,800,000	35.55	475.5
Total	24,725,000		$818.8

(1)   Net cash proceeds from this equity offering were used to temporarily reduce borrowings outstanding under EPO’s Multi-Year Revolving Credit Facility and for general partnership purposes.
(2)   Net cash proceeds from this equity offering were used to pay a portion of the purchase price for our acquisition of assets from Momentum and for general partnership purposes.

Enterprise Products Partners has filed registration statements with the SEC authorizing the issuance of up to an aggregate of 70,000,000 common units in connection with its distribution reinvestment plan (“DRIP”).  The DRIP provides unitholders of record and beneficial owners of Enterprise Products Partners’ common units a voluntary means by which they can increase the number of common units they own by reinvesting the quarterly cash distributions they would otherwise receive into the purchase of additional common units of Enterprise Products Partners.  During the three months ended March 31, 2010, Enterprise Products Partners issued 2,795,549 common units in connection with its DRIP, which generated proceeds of $83.8 million from plan participants.  Affiliates of EPCO reinvested $69.5 million in connection with the DRIP during the three months ended March 31, 2010.

In addition, Enterprise Products Partners has a registration statement on file related to its employee unit purchase plan, under which it can issue up to an aggregate of 1,200,000 common units.  Under this plan, employees of EPCO can purchase Enterprise Products Partners’ common units at a 10% discount through payroll deductions.  During the three months ended March 31, 2010, Enterprise Products Partners issued 39,035 common units to employees under this plan, which generated proceeds of $1.2 million.

For information regarding our public debt obligations and partnership equity, see Notes 9 and 10, respectively, of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Letter of Credit Facilities

At March 31, 2010, EPO had outstanding a $58.3 million letter of credit related to its Petal GO Zone Bonds.  This letter of credit facility does not reduce the amount available for borrowing under EPO’s credit facilities.  In April 2010, EPO entered into a $50.0 million letter of credit facility related to its commodity derivative instruments.

Credit Ratings

The Parent Company’s credit facilities are rated Ba2, BB- and BB by Moody’s, Standard & Poor’s and Fitch Ratings, respectively.  On April 30, 2010, Standard and Poor’s affirmed the Parent Company’s corporate credit rating and revised the Parent Company’s outlook to “positive” from “stable.”

At May 10, 2010, the investment-grade credit ratings of EPO’s senior unsecured debt securities remain unchanged from March 31, 2010 at Baa3 by Moody’s Investor Services; BBB- by Fitch Ratings; and BBB- by Standard and Poor’s.  On April 30, 2010, Standard and Poor’s affirmed EPO’s corporate credit rating, revised its outlook to “positive” from “stable” and revised its business risk assessment to “strong” from “satisfactory.”  Such ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any security.  Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it determines that the circumstances warrant such a change and should be evaluated independently of any other rating.

Based on the characteristics of the $1.53 billion of fixed/floating unsecured junior subordinated notes, the rating agencies assigned partial equity treatment to the notes.  Moody’s Investor Services and Standard and Poor’s each assigned 50% equity treatment and Fitch Ratings assigned 75% equity treatment.  In April 2010, Moody’s published a request for comment with respect to changes Moody’s is proposing regarding its evaluation of the credit attributes of hybrid securities such as our junior subordinated notes.  Moody’s proposed changes include reducing the equity credit that Moody’s assigns to securities such as our junior subordinated notes from 50% to 25%.  Irrespective of whether Moody’s ultimately assigns 50% or 25% equity credit to our junior subordinated notes, we do not believe this will affect our Baa3 senior unsecured debt rating.

A downgrade of Enterprise Products Partners’ credit ratings could result in it being required to post financial collateral up to the amount of its guaranty of indebtedness of its Centennial joint venture, which was $58.9 million at March 31, 2010.  Furthermore, from time to time we enter into contracts in connection with our commodity and interest rate hedging activities that may require the posting of financial collateral if our credit were to be downgraded below investment grade.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).  For information regarding the individual components of our cash flow amounts, see the Unaudited Condensed Statements of Consolidated Cash Flows included under Item 1 of this quarterly report on Form 10-Q.

	For the Three Months
	Ended March 31,
	2010	2009
Net cash flows provided by operating activities	$696.4	$363.6
Cash used in investing activities	370.5	533.5
Cash provided by (used in) financing activities	(246.4)	166.6

The following information highlights the significant quarter-to-quarter variances in our cash flow amounts:

Comparison of Three Months Ended March 31, 2010 with Three Months Ended March 31, 2009

Operating Activities. The $332.8 million increase in net cash flows provided by operating activities was primarily due to the following:

▪
Net cash flows from consolidated operations (excluding distributions received from unconsolidated affiliates and cash payments for interest) increased $376.2 million quarter-to-quarter.  The increase in operating cash flow is generally due to increased profitability and the timing of related cash receipts and disbursements.

▪	Cash payments for interest increased $52.4 million quarter-to-quarter primarily due to an increase in fixed-rate debt obligations quarter-to-quarter.

Investing Activities. The $163.0 million decrease in cash used for investing activities was primarily due to the following:

▪
Capital spending for property, plant and equipment, net of contributions in aid of construction costs, decreased $163.3 million quarter-to-quarter.  For additional information related to our capital spending program, see “Liquidity and Capital Resources – Capital Spending” included within this Item 2.

▪	Proceeds from asset sales and related transactions increased $21.4 million quarter-to-quarter.

Financing Activities. Cash used in financing activities was $246.4 million for the three months ended March 31, 2010 compared to cash provided by financing activities of $166.6 million for the three months ended March 31, 2009.  The $413.0 million change in financing activities was primarily due to the following:

▪
Net repayments under our consolidated debt agreements of $237.7 million for the three months ended March 31, 2010 compared to net borrowings under our consolidated debt agreements of $240.8 million for the three months ended March 31, 2009.  During the three months ended March 31, 2010, EPO temporarily repaid the outstanding balance of its Multi-Year Revolving Credit Facility and its Pascagoula Mississippi Business Finance Corporation (“MBFC”) Loan matured and was repaid.  For information regarding our consolidated debt obligations see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

▪	Cash distributions paid to our partners increased $15.9 million quarter-to-quarter due to increases in our quarterly distribution rates.

▪
Distributions paid to noncontrolling interests increased $32.7 million quarter-to-quarter primarily due to increases in the number of common units outstanding and quarterly distribution rates of Enterprise Products Partners, partially offset by the cessation of TEPPCO’s cash distributions following the TEPPCO Merger.

▪
Contributions from noncontrolling interests increased $113.3 million quarter-to-quarter primarily due to more common units of Enterprise Products Partners being issued at a higher price from its underwritten equity offering in January 2010 compared to its underwritten equity offering in January 2009.

Capital Spending – Enterprise Products Partners

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

The following table summarizes our capital spending by activity for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2010	2009
Capital spending for property, plant and equipment, net
of contributions in aid of construction costs	$344.2	$507.5
Capital spending for business combinations	2.2	--
Capital spending for intangible assets	--	1.4
Capital spending for investments in (advances from) unconsolidated affiliates	7.7	(12.0)
Total capital spending	$354.1	$496.9

Based on information currently available, we estimate our consolidated capital spending for the remainder of 2010 will be approximately $2.66 billion, which includes estimated expenditures of $2.43 billion for growth capital projects and acquisitions and $230.0 million for sustaining capital expenditures.

Our forecast of consolidated capital expenditures is based on our currently announced strategic operating and growth plans, which are dependent upon our ability to generate the required funds from either operating cash flows or from other means, including borrowings under debt agreements, issuance of equity, and potential divestitures of certain assets to third and/or related parties.  Our forecast of capital expenditures may change due to factors beyond our control, such as weather related issues, changes in supplier prices or adverse economic conditions.  Furthermore, our forecast may change as a result of decisions made by management at a later date, which may include acquisitions or decisions to take on additional partners.

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

At March 31, 2010, we had approximately $639.3 million in purchase commitments outstanding that relate to our capital spending for property, plant and equipment.  These commitments primarily relate to construction at our Mont Belvieu complex and our Barnett Shale, Haynesville Shale and Piceance Basin natural gas pipeline projects.

Pipeline Integrity Costs – Enterprise Products Partners

Our NGL, crude oil, refined products, petrochemical and natural gas pipelines are subject to pipeline safety programs administered by the Department of Transportation.  This federal agency has issued safety regulations containing requirements for the development of integrity management programs for hazardous liquid pipelines (which include NGL, crude oil, refined products and petrochemical pipelines) and natural gas pipelines.  In general, these regulations require companies to assess the condition of their pipelines in certain high consequence areas (as defined by the regulations) and to perform any necessary repairs.

The following table summarizes our pipeline integrity costs for the periods indicated (dollars in millions):

	For the Three Months
	Ended March 31,
	2010	2009
Expensed	$9.4	$7.4
Capitalized	2.7	3.5
Total	$12.1	$10.9

We expect the costs of our pipeline integrity program, irrespective of whether such costs are capitalized or expensed, to approximate $87.3 million for the remainder of 2010.

Cash Flow Analysis – Parent Company Only

The primary sources of cash flow for the Parent Company are its investments in limited and general partner interests of publicly traded limited partnerships.  The cash distributions the Parent Company receives from its investments in Enterprise Products Partners and Energy Transfer Equity and their respective general partners are exposed to certain risks inherent in the underlying business of each entity.  For information regarding such risks, see Item 1A “Risk Factors,” included in our 2009 Form 10-K and in Part II, Item 1A “Risk Factors,” of this quarterly report on Form 10-Q.

The Parent Company’s primary cash requirements are for general and administrative costs, debt service costs, investments and distributions to its partners.  The Parent Company expects to fund its short-term cash requirements for its expenses, such as general and administrative costs, using cash flows from operations.  Debt service requirements are expected to be funded by cash flows from operations and/or debt refinancing arrangements.  The Parent Company expects to fund its cash distributions paid to partners primarily with cash flows from operations.

The following table summarizes key components of the Parent Company’s cash flow information for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2010	2009

Net cash provided by operating activities (1)	$82.3	$69.9
Cash used in investing activities (2)	20.6	7.1
Cash used in financing activities (3)	62.0	64.6
Cash and cash equivalents, end of period	0.3	0.7

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

The following table presents cash distributions received from unconsolidated affiliates and cash distributions paid by the Parent Company for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2010	2009
Cash distributions from investees: (1)
Investment in Enterprise Products Partners and EPGP:
From common units of Enterprise Products Partners	$11.9	$7.2
From 2% general partner interest in Enterprise Products Partners	7.0	4.9
From general partner IDRs in distributions of
Enterprise Products Partners	53.9	35.2
Investment in TEPPCO and TEPPCO GP: (2)
From 4,400,000 common units of TEPPCO	--	3.2
From 2% general partner interest in TEPPCO	--	1.5
From general partner IDRs in distributions of TEPPCO	--	13.9
Investment in Energy Transfer Equity and LE GP:
From 38,976,090 common units of Energy Transfer Equity	21.0	19.9
From member interest in LE GP	0.2	0.2
Total cash distributions received	$94.0	$86.0

Distributions by the Parent Company:
EPCO and affiliates	$57.5	$43.3
Public	16.3	14.6
General partner interest	*	*
Total distributions by the Parent Company	$73.8	$57.9

         *    Amount is negligible.
(1)   Represents cash distributions received during each reporting period.
(2)   On October 26, 2009, the TEPPCO Merger was completed and TEPPCO and TEPPCO GP became wholly owned subsidiaries of Enterprise Products Partners.

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

Critical Accounting Policies and Estimates

A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included in our 2009 Form 10-K.  Certain of these accounting policies require the use of estimates.  As more fully described therein, the following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: depreciation methods and estimated useful lives of property, plant and equipment; measuring recoverability of long-lived assets and equity method investments; amortization methods and estimated useful lives of qualifying intangible assets; methods we employ to measure the fair value of goodwill; revenue recognition policies and use of estimates for revenues and expenses; reserves for environmental matters; and natural gas imbalances.  These estimates are based on our current knowledge and understanding and may change as a result of actions we may take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows.

Other Items

Insurance Matters

We participate as a named insured in EPCO’s insurance program, which provides us with property damage, business interruption and other coverages, the scope and amounts of which are customary and sufficient for the nature and extent of our operations.  For additional information regarding insurance matters, see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Contractual Obligations

With the exception of routine fluctuations in the balance of our consolidated revolving credit facilities and the repayment of the Pascagoula MBFC Loan, there have been no significant changes in our contractual obligations since those reported in our 2009 Form 10-K.

Off-Balance Sheet Arrangements

There have been no significant changes with regards to our off-balance sheet arrangements since those reported in our 2009 Form 10-K.

Related Party Transactions

For information regarding our related party transactions, see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Non-GAAP Reconciliations

The following table presents a reconciliation of our non-GAAP measure of total segment gross operating margin to GAAP operating income and income before provision for income taxes for the periods indicated (dollars in millions):

	For the Three Months
	Ended March 31,
	2010	2009
Total segment gross operating margin	$806.0	$731.6
Adjustments to reconcile total segment gross operating margin to operating income:
Depreciation, amortization and accretion in operating costs and expenses	(212.4)	(196.4)
Non-cash impairment charges	(1.5)	--
Operating lease expenses paid by EPCO	(0.2)	(0.2)
Gain from asset sales and related transactions in operating costs and expenses	7.3	0.2
General and administrative costs	(40.3)	(37.0)
Operating income	558.9	498.2
Other expense, net	(157.8)	(164.5)
Income before provision for income taxes	$401.1	$333.7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

In the course of our normal business operations, we are exposed to certain risks, including changes in interest rates, commodity prices and, to a limited extent, foreign exchange rates.  In order to manage risks associated with certain identifiable and anticipated transactions, we use derivative instruments. Derivatives are instruments whose fair value is determined by changes in a specified benchmark such as interest rates, commodity prices or currency values.  Typical derivative instruments include futures, forward contracts, swaps, options and other instruments with similar characteristics.  Substantially all of our derivatives are used for non-trading activities.  See Note 4 of the Notes to the Unaudited Condensed Financial Statements included under Item 1 of this quarterly report for additional information regarding our derivative instruments and hedging activities.

Our exposures to market risk have not changed materially since those reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2009 Form 10-K.

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

The following tables show the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value (“FV”) of our interest rate swap portfolios at the dates presented (dollars in millions):

Parent Company	Resulting	Swap Fair Value at
Scenario	Classification	March 31, 2010	April 20, 2010
FV assuming no change in underlying interest rates	Liability	$(16.5)	$(13.9)
FV assuming 10% increase in underlying interest rates	Liability	(16.2)	(13.7)
FV assuming 10% decrease in underlying interest rates	Liability	(16.7)	(14.1)

Enterprise Products Partners (excluding Duncan Energy Partners)	Resulting	Swap Fair Value at
Scenario	Classification	March 31, 2010	April 20, 2010
FV assuming no change in underlying interest rates	Asset	$48.6	$44.3
FV assuming 10% increase in underlying interest rates	Asset	43.5	39.4
FV assuming 10% decrease in underlying interest rates	Asset	53.7	49.2

Duncan Energy Partners	Resulting	Swap Fair Value at
Scenario	Classification	March 31, 2010	April 20, 2010
FV assuming no change in underlying interest rates	Liability	$(3.8)	$(3.8)
FV assuming 10% increase in underlying interest rates	Liability	(3.8)	(3.8)
FV assuming 10% decrease in underlying interest rates	Liability	(3.8)	(3.8)

The following table shows the effect of hypothetical price movements on the estimated fair value of our forward starting swap portfolio at the dates presented (dollars in millions):

Enterprise Products Partners	Resulting	Swap Fair Value at
Scenario	Classification	March 31, 2010	April 20, 2010
FV assuming no change in underlying interest rates	Asset	$15.5	$12.7
FV assuming 10% increase in underlying interest rates	Asset	35.0	32.1
FV assuming 10% decrease in underlying interest rates	Liability	(5.9)	(8.6)

On April 27 and in May 2010, Enterprise Products Partners entered into four additional forward starting swaps each with a notional amount of $50.0 million.  The period hedged by these four forward starting swaps is February 2012 through February 2022.

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

The following table shows the effect of hypothetical price movements on the estimated fair value of our natural gas marketing portfolio at the dates presented (dollars in millions):

	Resulting	Portfolio Fair Value at
Scenario	Classification	March 31, 2010	April 20, 2010
FV assuming no change in underlying commodity prices	Liability	$(4.4)	$(4.4)
FV assuming 10% increase in underlying commodity prices	Liability	(9.0)	(10.5)
FV assuming 10% decrease in underlying commodity prices	Asset	0.1	1.6

The following table shows the effect of hypothetical price movements on the estimated fair value of our NGL, refined products and petrochemical operations portfolio at the dates presented (dollars in millions):

	Resulting	Portfolio Fair Value at
Scenario	Classification	March 31, 2010	April 20, 2010
FV assuming no change in underlying commodity prices	Liability	$(40.6)	$(41.8)
FV assuming 10% increase in underlying commodity prices	Liability	(91.4)	(96.4)
FV assuming 10% decrease in underlying commodity prices	Asset	10.2	12.9

The following table shows the effect of hypothetical price movements on the estimated fair value of our crude oil marketing portfolio at the dates presented (dollars in millions):

	Resulting	Portfolio Fair Value at
Scenario	Classification	March 31, 2010	April 20, 2010
FV assuming no change in underlying commodity prices	Asset	$--	$0.9
FV assuming 10% increase in underlying commodity prices	Liability	(1.0)	(3.9)
FV assuming 10% decrease in underlying commodity prices	Asset	1.1	5.8

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

At March 31, 2010, this program had hedged future estimated gross margins (before plant operating expenses) of $322.3 million on 10.5 MMBbls of forecasted NGL forward sales transactions and equivalent PTR volumes extending through December 2010.  At April 26, 2010, this program had hedged future estimated gross margins (before plant operating expenses) of $431.4 million on 14.4 MMBbls of forecasted NGL forward sales transactions and equivalent PTR volumes extending through December 2010.  Our estimates of future gross margins are subject to various business risks, including unforeseen production outages or declines, counterparty risk, or similar events or developments that are outside of our control.

Foreign Currency Derivative Instruments

We are exposed to a nominal amount of foreign currency exchange risk in connection with our NGL marketing activities in Canada.  As a result, we could be adversely affected by fluctuations in currency rates between the U.S. dollar and Canadian dollar.  In order to manage this risk, we may enter into foreign exchange purchase contracts to lock in the exchange rate.  At March 31, 2010, we did not have any foreign currency derivative instruments outstanding.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management carried out an evaluation, with the participation of our general partner’s CEO (our principal executive officer) and our general partner’s chief financial officer (our principal financial officer) (the “CFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, as of the end of the period covered by this quarterly report, the CEO and CFO concluded:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The certifications of our general partner’s CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as exhibits to this quarterly report.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

For information on legal proceedings, see Part I, Item 1, Financial Statements, Note 14, “Commitments and Contingencies – Litigation,” of the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report, which is incorporated herein by reference.

Item 1A.  Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors set forth in our 2009 Form 10-K and below in addition to other information in such report and in this quarterly report.  We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

The death of Dan L. Duncan represents a loss of a key member of our senior management team.

Although the remainder of our senior management team remains in place and succession planning regarding control of our general partner exists, we cannot predict the effect of the loss of Mr. Duncan at this time and cannot provide any assurances that his loss will not have any effect on our business, results of operations or cash flows.

Federal and certain state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays incurred by customers in the production of oil and natural gas.  A decline caused by these initiatives in the volume of natural gas, NGLs and crude oil delivered to our facilities could adversely affect our financial position, results of operations and cash flows.

The U.S. Congress is considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process.  Hydraulic fracturing is an important and commonly used process in the completion of unconventional oil and natural gas wells in shale and tight sand formations.  Sponsors of these bills, which are currently pending in the Energy and Commerce Committee and the Environmental and Public Works Committee of the House of Representatives and Senate, respectively, have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies.  The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.  In addition, these bills, if adopted, could establish additional Federal regulations that could lead to operational delays or increased operating costs in the production of crude oil and natural gas incurred by our customers or could  make it more difficult to perform hydraulic fracturing.  If these legislative and regulatory initiatives cause a material decrease in crude oil or natural gas production, our profitability could be materially impacted by a decline in the volume of natural gas, NGLs and crude oil transported, gathered or processed at our facilities.

An extended drilling moratorium for new drilling in the Gulf of Mexico, or any  additional regulations that cause delays or deter new drilling, could have a material adverse effect on our financial position, results of operations and cash flows.

On April 30, 2010, officials in the Obama Administration indicated that Federal agencies would not authorize new offshore drilling in U.S. waters pending review of the oil spill of the Transocean drilling rig on a BP plc property on April 20, 2010.  This announcement states that no additional drilling will be authorized until the administration completes its review of the cause of the blast and determination of whether the blast was unique and preventable.  If this moratorium continues for an extended period, or if the review results in Federal legislation, policy, restrictions or regulations that cause delays or deter new drilling in the U.S. Gulf of Mexico or other areas in which our assets are located, future natural gas and crude oil volumes to our pipelines and facilities may decline or be lower than previously anticipated.  A decline in, or failure to achieve anticipated, volumes due to these reasons may have a material adverse effect on our financial position, results of operations and cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

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

10.1***	Enterprise Products Company 2005 EPE Long-Term Incentive Plan (amended and restated as of February 23, 2010) (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 26, 2010).
10.2***	Form of Option Award under the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 26, 2010).
10.3***	Form of Employee Restricted Unit Grant Award under the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 26, 2010).
10.4***
Form of Non-Employee Director Restricted Unit Grant Award under the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Form 8-K filed February 26, 2010).

10.5***	Form of Phantom Unit Grant Award under the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed February 26, 2010).
10.6***
Enterprise Products 1998 Long-Term Incentive Plan (Amended and Restated as of February 23, 2010) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Enterprise Products Partners L.P. on February 26, 2010).

10.7***
Amendment to Option Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan for awards issued before February 23, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Enterprise Products Partners L.P. on February 26, 2010).

10.8***
Form of Option Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed by Enterprise Products Partners L.P. on February 26, 2010).

10.9***
Amendment to Form of Restricted Unit Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan for awards issued before February 23, 2010 (incorporated by reference to Exhibit 10.4 to Form 8-K filed by Enterprise Products Partners L.P. on February 26, 2010).

10.10***
Form of Employee Restricted Unit Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed by Enterprise Products Partners L.P. on February 26, 2010).

10.11***
Form of Non-Employee Director Restricted Unit Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 8-K filed by Enterprise Products Partners L.P. on February 26, 2010).

10.12***
Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan (amended and restated as of February 23, 2010) (incorporated by reference to Exhibit 10.7 to Form 8-K filed by Enterprise Products Partners L.P. on February 26, 2010).

10.13***
Amendment to Form of Option Grant Award under the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan for awards issued before February 23, 2010 (incorporated by reference to Exhibit 10.8 to Form 8-K filed by Enterprise Products Partners L.P. on February 26, 2010).

10.14***
Form of Option Grant Award under the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed by Enterprise Products Partners L.P. on February 26, 2010).

10.15***
Form of Employee Restricted Unit Grant Award under the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Form 8-K filed by Enterprise Products Partners L.P. on February 26, 2010).

10.16***
Form of Non-Employee Director Restricted Unit Grant Award under the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Form 8-K filed by Enterprise Products Partners L.P. on February 26, 2010).

10.17***
2010 Duncan Energy Partners L.P. Long-Term Incentive Plan (Amended and Restated as of February 23, 2010) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Duncan Energy Partners L.P. on February 26, 2010).

10.18***
Form of Option Grant Award under the 2010 Duncan Energy Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Duncan Energy Partners L.P. on February 26, 2010).

10.19***
Form of Employee Restricted Unit Grant Award under the 2010 Duncan Energy Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed by Duncan Energy Partners L.P. on February 26, 2010).

10.20***
Form of Non-Employee Director Restricted Unit Grant Award under the 2010 Duncan Energy Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Form 8-K filed by Duncan Energy Partners L.P. on February 26, 2010).

31.1#	Sarbanes-Oxley Section 302 certification of Dr. Ralph S. Cunningham for Enterprise GP Holdings L.P.’s March 31, 2010 quarterly report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise GP Holdings L.P.’s March 31, 2010 quarterly report on Form 10-Q.
32.1#	Section 1350 certification of Dr. Ralph S. Cunningham for Enterprise GP Holdings L.P.’s March 31, 2010 quarterly report on Form 10-Q.
32.2#	Section 1350 certification of W. Randall Fowler for Enterprise GP Holdings L.P.’s March 31, 2010 quarterly report on Form 10-Q.

* *** #
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners L.P., Duncan Energy Partners L.P., TEPPCO Partners, L.P. and TE Products Pipeline Company, LLC are 1-14323, 1-33266, 1-10403 and 1-13603, respectively.
Identifies management contract and compensatory plan arrangements.
Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2010.

ENTERPRISE GP HOLDINGS L.P.
(A Delaware Limited Partnership)

By: EPE Holdings, LLC, as General Partner

By:	/s/ Michael J. Knesek
Name:	Michael J. Knesek
Title:	Senior Vice President, Controller and Principal Accounting Officer of the General Partner